Form 10-Q
period 2021-03-31
PureCycle Technologies, Inc.
filed 2021-05-19
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40234

PureCycle Technologies, Inc.
(Exact name of registrant as specified in its charter)

State	86-2293091
Delaware	(I.R.S. Employer Identification Number)
5950 Hazeltine National Drive, Suite 650
Orlando, Florida 32822
(877) 648-3565
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PCT	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock, $0.001 par value, at an exercise price of $11.50 per share	PCTTW	The Nasdaq Stock Market LLC
Units, each consisting of one share of common stock, $0.001 par value, and three quarters of one warrant	PCTTU	The Nasdaq Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 19, 2021, there were approximately 117,349,281 shares of the registrant's common stock outstanding, par value $0.001 per share, outstanding.

PureCycle Technologies, Inc.
QUARTERLY REPORT on FORM 10-Q
TABLE OF CONTENTS

PureCycle Technologies, Inc.
PART I - FINANCIAL INFORMATION (CONTINUED)
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the outcome of any legal proceedings to which PCT is, or may become a party; the anticipated benefits of the Business Combination, and the financial condition, results of operations, earnings outlook and prospects of PCT. Forward-looking statements generally relate to future events or our future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors,” those discussed and identified in public filings made with the SEC by PCT and the following:
•    PCT's ability to meet, and to continue to meet, applicable regulatory requirements for the use of PCT’s UPRP (as defined below) in food grade applications (both in the United States and abroad);

•    PCT's ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the UPRP and PCT’s facilities (both in the United States and abroad);

•    Expectations and changes regarding PCT’s strategies and future financial performance, including its future business plans, expansion plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and PCT’s ability to invest in growth initiatives;

•    PCT’s ability to scale and build the Ironton plant in a timely and cost-effective manner;

•    PCT’s ability to maintain exclusivity under the P&G license (as described below);

•    the implementation, market acceptance and success of PCT’s business model and growth strategy;

•    the success or profitability of PCT’s offtake arrangements;

•    the ability to source feedstock with a high polypropylene content;

•    PCT’s future capital requirements and sources and uses of cash;

•    PCT’s ability to obtain funding for its operations and future growth;

•    developments and projections relating to PCT’s competitors and industry;

•    the outcome of any legal proceedings to which PCT is, or may become, a party including recently filed securities class action cases;

•    the ability to recognize the anticipated benefits of the Business Combination;

PureCycle Technologies, Inc.
PART I - FINANCIAL INFORMATION (CONTINUED)
•    unexpected costs related to the Business Combination;

•    geopolitical risk and changes in applicable laws or regulations;

•    the possibility that PCT may be adversely affected by other economic, business, and/or competitive factors;

•    operational risk; and

•    the risk that the COVID-19 pandemic, and local, state, federal and international responses to addressing the pandemic may have an adverse effect on PCT’s business operations, as well as PCT’s financial condition and results of operations.

We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
(in thousands except per share data)	March 31, 2021	December 31, 2020
CURRENT ASSETS
Cash	$252,549	$64,492
Prepaid royalties and licenses	4,575	2,890
Prepaid expenses and other current assets	2,216	446
Total current assets	259,340	67,828
Restricted cash	317,535	266,082
Property, plant and equipment, net	108,388	70,218
TOTAL ASSETS	$685,263	$404,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,481	$1,058
Accrued expenses	18,452	26,944
Accrued interest	10,428	4,951
Notes payable – current	265	122
Total current liabilities	30,626	33,075
NON-CURRENT LIABILITIES
Deferred research and development obligation	1,000	1,000
Deferred revenue	5,000	—
Notes payable	57,224	26,477
Bonds payable	231,809	235,676
Warrant liability	18,258	—
TOTAL LIABILITIES	$343,917	$296,228

COMMITMENT AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 117,349 and 0 shares issued and outstanding as of March 31, 2021 and 2020, respectively	117	—
Class A Units - no par value; 0 and 3,981 units authorized; 0 and 3,612 units issued and outstanding as of March 31, 2021 and December 31, 2020	—	38
Class B Preferred Units - no par value; 0 and 1,938 units authorized; 0 and 1,938 units issued and outstanding as of March 31, 2021 and December 31, 2020	—	21
Class B-1 Preferred Units - no par value; 0 and 1,146 units authorized, 0 and 1,105 units issued and outstanding as of March 31, 2021 and December 31, 2020	—	16
Class C Units – no par value; 0 and 1,069 units authorized, 0 and 865 units issued and 0 and 775 units outstanding as of March 31, 2021 and December 31, 2020	—	7
Additional paid-in capital	455,475	192,381
Accumulated deficit	(114,246)	(84,563)

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

TOTAL STOCKHOLDERS' EQUITY	341,346	107,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,263	$404,128
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2021	2020
(in thousands except per share data)
Costs and expenses
Operating costs	$2,130	$1,683
Research and development	547	348
Selling, general and administrative	7,624	1,238
Total operating costs and expenses	10,301	3,269
Interest expense	6,089	588
Change in fair value of warrants	13,621	655
Other expense	109	52
Total other expense	19,819	1,295
Net loss	$(30,120)	$(4,564)
Loss per share
Basic and diluted	$(0.59)	$(0.19)
Weighted average common shares
Basic and diluted	51,223	27,156
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	$—	3,612	$88,081	1,938	$20,071	1,105	$41,162	775	$11,967	$31,182	$(84,563)	$107,900
Conversion of stock	—	—	34,386	(88,043)	18,690	(20,050)	15,217	(41,146)	5,936	(11,960)	161,199	—	$—
Balance at December 31, 2020, effect of reverse recapitalization conversion	—	$—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$(84,563)	$107,900
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $27.9 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	293,966
Issuance of restricted stock awards	775	1	—	—	—	—	—	—	—	—	(1)	—	—
Forfeiture of restricted stock	(3)	(1)	—	—	—	—	—	—	—	—	1	—	—
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	(33)
Equity based compensation	—	—	—	—	—	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,120)	(30,120)
Balance, March 31, 2021	117,349	$117	—	$—	—	$—	—	$—	—	$—	$455,475	$(114,246)	$341,346

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2019	—	$—	2,581	$387	1,728	$1,898	630	$23,656	436	$4,054	$107	$(27,722)	$2,380
Conversion of stock	—	—	24,575	(360)	16,660	(1,880)	8,670	(23,647)	3,625	(4,050)	29,937	—	—
Balance at December 31, 2019, effect of reverse recapitalization conversion	—	—	27,156	$27	18,388	$18	9,300	$9	4,061	$4	$30,044	$(27,722)	$2,380
Issuance of units	—	—	—	—	—	—	4,578	5	—	—	11,569	—	11,574
Issuance of units upon vesting of profits interests	—	—	—	—	—	—	—	—	362	—	417	—	417
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,564)	(4,564)
Balance, March 31, 2020	—	$—	27,156	$27	18,388	$18	13,878	$14	4,423	$4	$42,030	$(32,286)	$9,807
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(30,120)	$(4,564)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	307	417
Fair value change of warrants	13,621	655
Depreciation expense	490	465
Accretion of debt instrument discounts	57	—
Amortization of debt issuance costs	784	—
Issuance costs attributable to warrants	109	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,770)	(69)
Prepaid royalties and licenses	(1,685)	—
Accounts payable	423	(987)
Accrued expenses	(13,037)	(78)
Accrued interest	5,253	(758)
Deferred revenue	5,000	—
Net cash used in operating activities	$(20,568)	$(4,919)
Cash flows from investing activities
Construction of plant	(33,891)	(763)
Net cash used in investing activities	$(33,891)	$(763)
Cash flows from financing activities
Proceeds from secured term loan	—	—
Proceeds from promissory note	91	—
Payments on promissory note from related parties	—	(600)
Payments on advances from related parties	—	(2,333)
Proceeds from ROCH and PIPE financing, net of issuance costs	298,461	—
Convertible notes issuance costs	(480)	—
Bond issuance costs	(4,067)	—
Proceeds from issuance of units	—	11,574
Payments on redemption of vested Legacy PCT profit interests	(36)	—
Net cash provided by financing activities	$293,969	$8,641
Net increase in cash	239,510	2,959
Cash, beginning of period	330,574	150
Cash, end of period	$570,084	$3,109
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	$—	$456
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$16,437	$280
Additions to property, plant, and equipment in accrued interest	$224	$12
Non-cash financing activities
Conversion of accounts payable to promissory notes	$—	$661
Initial fair value of acquired warrant liability	$4,604	$—
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
@
NOTE 1 - ORGANIZATION
Formation and Organization
PureCycle Technologies, Inc. (“PureCycle,” “PCT” or the “Company”) is headquartered in Orlando, Florida, and its planned principal operation is to conduct business as a plastics recycler using PureCycle’s patented recycling process. Developed and licensed by Procter & Gamble (“P&G”), the patented recycling process separates color, odor and other contaminants from plastic waste feedstock to transform it into virgin-like resin. The Company is currently constructing its first planned facility and conducting research and development activities to operationalize the licensed technology.
Business Combination
On March 17, 2021, PureCycle consummated the previously announced business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of Parent Co (“Merger Sub LLC”), Roth CH Merger Sub Corp., a Delaware corporation and wholly owned direct subsidiary of Parent Co (“Merger Sub Corp”) and PureCycle Technologies LLC (“PCT LLC”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).
Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), ROCH changed its name to PureCycle Technologies Holdings Corp. and became a wholly owned direct subsidiary of ParentCo, PCT LLC became a wholly owned direct subsidiary of PureCycle Technologies Holdings Corp. and a wholly owned indirect subsidiary of ParentCo, and ParentCo changed its name to PureCycle Technologies, Inc. The Company’s common stock, units and warrants are now listed on the Nasdaq Capital Market (“NASDAQ”) under the symbols “PCT,” “PCTTU” and “PCTTW,” respectively.
In connection with the Business Combination, ROCH entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 25.0 million shares of common stock at $10.00 per share (the “PIPE Shares”) for an aggregate purchase price of $250.0 million (the “PIPE Financing”), which closed simultaneously with the consummation of the Business Combination. Upon the Closing of the Business Combination, the PIPE Investors were issued shares of the Company’s common stock.

Legacy PCT unitholders will be issued up to 4.0 million additional shares of the Company’s common stock if certain conditions are met (“the Earnout”). The Legacy PCT unitholders will be entitled to 2.0 million shares if after six months after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the common stock is greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The Legacy PCT unitholders will be entitled to 2.0 million shares upon the Phase II Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $27.9 million related to the equity issuance, consisting primarily of investment banking and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.
The Company incurred approximately $5.2 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination. Of this, $3.2 million was recorded in general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2021.
Unless the context otherwise requires, “Registrant,” “PureCycle,” “Company,” “PCT,” “we,” “us,” and “our” refer to PureCycle Technologies, Inc., and its subsidiaries at and after the Closing and give effect to the Closing. “Legacy PCT”, “ROCH” and “ParentCo” refer to PureCycle Technologies LLC, ROCH and ParentCo, respectively, prior to the Closing.

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
PureCycle Technologies LLC was formed as a Delaware limited liability company on September 15, 2015 as Advanced Resin Technologies, LLC. In November 2016, Advanced Resin Technologies, LLC changed its name to PureCycle Technologies LLC.
The aggregate consideration for the Business Combination was $1,156.9 million, payable in the form of shares of the ParentCo Common Stock and assumed indebtedness.
The following summarizes the merger consideration (in thousands except per share information):

Total shares transferred	83,500
Value per share	$10.00
Total Share Consideration	$835,000
Assumed indebtedness
Revenue Bonds	249,600
The Convertible Notes	60,000
Term Loan	314
Related Party Promissory Note	12,000
Total merger consideration	$1,156,914
The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows for the three months ended March 31, 2021 (in thousands):

Cash - ROCH Trust and cash (net of redemptions)	$76,510
Cash - PIPE	250,000
Less transaction costs	(28,049)
Net Business Combination and PIPE financing	$298,461
In addition to cash received by the Company at the Close of the Business Combination, the Company assumed a warrant liability from ROCH measured at $4.6 million at March 18, 2021.
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes of Legacy PCT for the fiscal year ended December 31, 2020 as filed on March 22, 2021 in our prospectus filed pursuant to Rule 424(b)(3) of the Securities Act. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
Reclassifications

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Certain amounts in prior periods have been reclassified to conform with the report classifications of the three months ended March 31, 2021, noting the Company has reflected the reverse recapitalization pursuant to the Business Combination for all periods presented within the unaudited condensed consolidated balance sheets and statements of stockholders’ equity.
Reverse Recapitalization
The Business Combination was accounted for as a reverse recapitalization and ROCH was treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of Legacy PCT issuing stock for the net assets of ROCH, accompanied by a recapitalization. Accordingly, all historical financial information presented in these condensed consolidated interim financial statements represents the accounts of Legacy PCT “as if” Legacy PCT is the predecessor to the Company. The units and net loss per unit, prior to the Business Combination, have been adjusted to share amounts reflecting the exchange ratio established in the Business Combination.
Potential Impact of COVID-19 on the Company’s Business
With the global spread of the COVID-19 pandemic and resulting shelter-in-place orders covering the Company’s corporate headquarters, its Ohio plant operations, and employees, the Company has implemented policies and procedures to continue its operations under minimum business operations guidelines. The extent to which the COVID-19 pandemic impacts the Company’s business, financial condition or results of operations will depend on future developments, which are highly uncertain and cannot be accurately predicted.
Liquidity
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying condensed consolidated interim financial statements, the Company has not yet begun commercial operations and does not have any sources of revenue. In prior periods, substantial doubt was raised about the ability of Legacy PCT to continue as a going concern. The Company believes that the total capital raised through the Business Combination is sufficient to adequately fund its future obligations for at least one year from the date the condensed consolidated interim financial statements are available to be issued. As of March 31, 2021, and December 31, 2020, the Company had an unrestricted cash balance of $252.5 million and $64.5 million, respectively, working capital of $228.7 million and $34.8 million, respectively, and an accumulated deficit of $114.2 million and $84.6 million, respectively. For the three months ended March 31, 2021 and 2020, the Company incurred a net loss of $30.1 million and $4.6 million.
Emerging Growth Company
At March 31, 2021, we qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Income Taxes
To calculate the interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in the enacted tax laws or rates is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in other jurisdictions, permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.
Furthermore, in December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The Company adopted the ASU during the first quarter of 2021 using a prospective approach. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.
Warrants

The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to ASC 480 - Distinguishing Liabilities from Equity (“ASC 480”) or derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815 – Derivatives and Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Issuance costs incurred with the Business Combination that are attributable to liability classified warrants are expensed as incurred.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits (“NFPs”) and public NFPs that have not yet issued (or made available for issuance) financial statements reflecting the new standard. These new leasing standards are effective for the Company beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”), which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company's financial statements and does not expect it to have a material impact on the consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company elected to apply the

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
modified retrospective adoption approach to all contracts. Under this approach, prior periods were not restated. Rather, convertible notes and other disclosures for prior periods were provided in the notes to the financial statements as previously reported under ASC 470-20, and the cumulative effect of initially applying the guidance was recognized as an adjustment to Notes payable, Additional paid-in-capital (“APIC”), and Accumulated deficit.
As a result of applying the modified retrospective method to adopt ASU 2020-06, adjustments were made to the consolidated balance sheets as of December 31, 2020 and the below illustrates how the notes payable, APIC, and accumulated deficit balances would be effected as of January 1, 2021 (in thousands, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	December 31, 2020		January 1, 2021
	As reported	Adjustments	As adjusted
Notes payable	$26,599	$30,638	$57,237
APIC	192,381	(31,075)	161,306
Accumulated deficit	$84,563	$437	$85,000
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
Secured Term Loan
Enhanced Capital Ohio Rural Fund, LLC
On February 28, 2019, Legacy PCT entered into a subordinated debt agreement with Enhanced Capital Ohio Rural Fund, LLC. The agreement provides for principal of $1.0 million with an interest rate of the U.S. Federal prime rate per annum.
As of March 31, 2021, and December 31, 2020, the outstanding balance of the loan is $0. On October 7, 2020, upon the closing of the bond offering, the full outstanding balance was paid off. Legacy PCT incurred $12 thousand of interest cost during the three months ended March 31, 2020.
Promissory Notes
Koch Modular Process Systems Secured Promissory Note
On December 20, 2019, Legacy PCT entered into an agreement with Koch Modular Process Systems LLC (“KMPS”) to convert the current balance of Account Payable due to KMPS into a promissory note. Legacy PCT issued a Secured Promissory Note for a principal amount of $1.7 million with a maximum advance of funds up to $3.0 million. During the three months ended March 31, 2020, Legacy PCT converted $661 of Accounts Payable into the note. The rate of interest on the loan balance is 21% per annum through the month of November 2019 and 24% per annum for December 2019 and thereafter.
As of March 31, 2021, and December 31, 2020, the outstanding balance on the promissory note is $0. On October 7, 2020, upon the closing of the bond offering, the full outstanding balance was paid off. Legacy PCT incurred $102 thousand of interest cost during the three months ended March 31, 2020.
Denham-Blythe Company, Inc. Secured Promissory Note
On December 20, 2019, Legacy PCT and Denham-Blythe Company, Inc. (“DB”) entered into an agreement to convert the current balance of Account Payable due to DB into a promissory note. Legacy PCT issued a Secured Promissory Note for a principal amount of $2.0 million. The rate of interest on the loan balance is 24% per annum for December 2019 and thereafter with interest on the loan payable monthly.
As of March 31, 2021 and December 31, 2020, the outstanding balance on the promissory note is $0. On October 7, 2020, upon the closing of the bond offering, the full outstanding balance was paid off. Legacy PCT incurred $121 thousand of interest cost during the three months ended March 31, 2020. As the promissory note was used to

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
construct the Company’s property, plant and equipment, a portion of the interest cost incurred was capitalized within Property, Plant and Equipment.
Promissory Note to Related Party
Innventus Fund I, LP
On July 19, 2019, Legacy PCT entered into a Note and Warrant Financing agreement with Innventus Fund I, LP to obtain a $600 thousand loan and warrant financing. The Negotiable Promissory Note has a maturity date of October 21, 2019, and an interest rate of 1-month LIBOR plus 8.0%. The aggregate unpaid principal amount of the loan and all accrued and unpaid interest is due on the maturity date. Legacy PCT repaid the principal and all accrued and unpaid interest on February 5, 2020. Legacy PCT incurred $5 thousand of interest cost during the three months ended March 31, 2020.
Auto Now Acceptance Company, LLC
On May 5, 2017, Legacy PCT entered into a revolving line of credit facility (the “Credit Agreement”) with Auto Now Acceptance Company, LLC, a related party.
On May 3, 2018, the Credit Agreement was amended and restated in its entirety and secured by a Security Agreement dated May 3, 2018. The credit facility was increased to $14.0 million, bearing interest at a rate of LIBOR plus 6.12% per annum, payable monthly. The maturity date was extended to August 15, 2018.
On July 31, 2018, the Credit Agreement was amended to extend the maturity date to February 15, 2019. Under the agreement, the Auto Now’s advances of funds to Legacy PCT ceased on July 31, 2018.
On May 29, 2020, Legacy PCT executed a Second Amended and Restated the Security Agreement and entered into a Third Amended and Restated Promissory Note agreement to extend the financing on the loan from Auto Now Acceptance Company, LLC. The agreement extended the maturity date of the loan to June 31, 2021 and adjusted the interest rate on the third amended loan agreement. The security interests include inventory, equipment, accounts receivables and all the Company’s assets. The interest rate within the amendment increased as follows:
•The annual rate of the 1-month LIBOR in U.S. dollars plus 6.12% adjusted daily, from May 3, 2018 through May 18, 2020
•12% per annum from May 19, 2020 through August 31, 2020
•16% per annum from September 1, 2020 through December 31, 2020
•24% per annum from January 1, 2021 through June 30, 2021
As of March 31, 2021, and December 31, 2020 the outstanding balance on the credit facility is $0. On December 21, 2020, Legacy PCT repaid the outstanding balance on the note. Legacy PCT incurred $355 thousand of interest cost during the three months ended March 31, 2020. As the promissory note was used to construct the Company’s property, plant and equipment, a portion of the interest cost incurred was capitalized within Property, Plant and Equipment.
Advances from Related Parties
During 2019 and 2020, Legacy PCT received funding and support services from Innventure1 LLC (formerly Innventure LLC) and Wasson Enterprises. On March 26, 2020, $375 thousand of the balance was repaid. The remaining balance of $371 thousand was assigned from Wasson Enterprise to Innventure LLC (Formerly WE-Innventure LLC).
Convertible Notes
On October 6, 2020, Legacy PCT entered into a Senior Notes Purchase Agreement (the “Agreement”) with certain investors. The Agreement provides for the issuance of Senior Convertible Notes (the “Notes”), which have an

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
interest rate of 5.875% and mature on October 15, 2022 (the “Maturity Date”) and are subject to a six-month maturity extension at the Company’s option with respect to 50% of the then outstanding Notes on a pro rata basis, unless repurchased or converted prior to such date (“Maturity Date Extension”). The initial closing took place on the date of Indenture on October 7, 2020 (the “First Closing”), upon which $48.0 million in aggregate principal of Notes were issued to the Investors (“the Magnetar Investors”). The Agreement also includes an obligation for the Company to issue and sell, and for each of the Magnetar Investors to purchase, Notes in the principal amount of $12.0 million within 45 days after the Company enters into the Merger Agreement as defined in Note 1 (“Second Closing Obligation”). On December 29, 2020, the remaining Notes were purchased in accordance with the Agreement. The Notes are convertible through the Maturity Date at the option of the holder. As of March 31, 2021 and December 31, 2020, none of the Notes were converted into shares of common stock. The Notes are recorded within notes payable in the condensed consolidated balance sheet. As the Notes were used to construct the Company’s property, plant and equipment, a portion of the interest costs incurred were capitalized within property, plant and equipment.
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Three months ended March 31,
	2021	2020
Contractual interest expense	$881	$—
Amortization of deferred financing costs	641	—
Effective interest rate	9.1%	—%
The following provides a summary of the convertible notes (in thousands):

	As of
	March 31, 2021	December 31, 2020
Unamortized deferred issuance costs	$2,916	$3,288
Net carrying amount	57,084	56,712
Fair value	$231,916	$123,532
Fair value level	Level 3	Level 3
As of March 31, 2021, as a result of the Business Combination, the conversion price of the notes changed to the quotient of (A) $1,000 and (B) the SPAC transaction PIPE valuation; provided that if the Equity Value of the Company in connection with the SPAC Transaction is greater than $775.0 million, the conversion rate shall equal the product of (1) the amount that would otherwise be calculated pursuant to this clause set forth above and (2) a fraction equal to the Equity Value of the Company divided by $775.0 million (as such terms are defined in the indenture governing the Convertible Notes). The conversion price is $6.93 for potential conversion into approximately 8.66 million shares of common stock.
As of December 31, 2020 the conversion price of the notes was the quotient of $1,000 and the quotient of (A) 80% of the Adjusted Equity Value of the Company as determined based upon the sale of approximately 684 thousand Legacy PCT Class A Units at $87.69 per unit (the “November Investment”) and (B) the number of outstanding shares of Capital Stock of the Company on a Fully-Diluted Basis immediately prior to the November Investment (as such terms are defined in the indenture governing the Convertible Notes).
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Bonds”) and loaned the proceeds from their sale to PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), pursuant to a loan agreement dated as of October 1, 2020 between SOPA and PCO (“Loan Agreement”), to be used to (i) acquire,

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
construct and equip the Ohio Plant; (ii) fund a debt service reserve fund for the Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Bonds. The Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”), each series in the aggregate principal amount, bearing interest and maturing as shown in the table below. The Series 2020A Bonds were issued at a total discount of $5.5 million. The discount is amortized over the term of the Bonds using the effective interest method. The purchase price of the Bonds was paid and immediately available to SOPA on October 7, 2020, the date of delivery of the Bonds to their original purchaser. PureCycle is not a direct obligor on the Bonds and is not a party to the Loan Agreement or the indenture of trust dated as of October 1, 2020 (“Indenture”), between SOPA and UMB Bank, N.A as trustee (“Trustee”), pursuant to which the Bonds have been issued. PureCycle has executed a guaranty of completion dated as of October 7, 2020, with respect to the full and complete performance by PCO of PCO’s obligations with respect to construction and completion of the Project, including construction by the completion date, free and clear of any liens (other than permitted liens), and the payment of all project costs incurred prior to completion of the project, and all claims, liabilities, losses and damages owed by PCO to each counterparty under the project documents (as such terms are defined in the Loan Agreement). In addition, pursuant to the guaranty, PureCycle is obligated to fund and maintain a liquidity reserve for the project during the term of the guaranty in the amount of $50.0 million to be held in an escrow account with U.S. Bank, N.A., as escrow agent (“Liquidity Reserve”). Pursuant to the terms of the Loan Agreement PCO executed promissory notes, one in the aggregate principal amount of each series of Bonds, in favor of SOPA, which were assigned to the Trustee on October 7, 2020.

(in thousands)
Bond Series	Term	Principal Amount	Interest Rate	Maturity Date
2020A	A1	$12,370	6.25%	December 1, 2025
2020A	A2	$38,700	6.50%	December 1, 2030
2020A	A3	$168,480	7.00%	December 1, 2042
2020B	B1	$10,000	10.00%	December 1, 2025
2020B	B2	$10,000	10.00%	December 1, 2027
2020C	C1	$10,000	13.00%	December 1, 2027
The proceeds of the Bonds and certain equity contributions have been placed in various trust funds and non-interest-bearing accounts established and administered by the Trustee under the Indenture. Before each disbursement of amounts in the Project Fund held by the Trustee under the Indenture, PCO is required to submit to the Trustee a requisition for funds to be disbursed outlining the specified purpose of the disbursement and substantiating the expenditure. In addition, 100% of revenue attributable to the production of commercial-scale plant in Ironton, Ohio (the “Phase II Facility”) must be deposited into an operating revenue escrow fund held by U.S. Bank National Association, as escrow agent. Funds in the trust accounts and operating revenue escrow account will be disbursed by the Trustee when certain conditions are met, and will be used to pay costs and expenditures related to the development of the Phase II Facility, make required interest and principal payments (including sinking fund redemption amounts) and any premium, in certain circumstances required under the Indenture, to redeem the Bonds.
As conditions for closing the Bonds, PureCycle and certain affiliates contributed $60.0 million in equity at closing and contributed an additional $40.0 million in equity upon the Closing of the Business Combination. PureCycle provided the Liquidity Reserve for the Ohio Plant construction of $50.0 million and deposited the amount upon the Closing of the Business Combination. In addition, PureCycle must maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, in each case, including the Liquidity Reserve.

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The Bonds are recorded within Bonds payable in the condensed consolidated balance sheet. The Company incurred $4.8 million and $0, respectively, of interest cost during the three months ended March 31, 2021 and 2020. As the Bond proceeds will be used to construct the Company’s property, plant and equipment, a portion of the interest costs incurred was capitalized within Property, Plant and Equipment.
Paycheck Protection Program
On May 4, 2020, Legacy PCT entered into a Paycheck Protection Program (the “Program”, or “PPP loan”) Term Note with PNC Bank to obtain principal of approximately $314 thousand. This Note is issued pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program. During a period from May 4, 2020 until the forgiveness amount is known, (“Deferral Period”), interest on the outstanding principal balance will accrue at the Fixed Rate of 1% per annum, but neither principal nor interest shall be due during the Deferral Period. Legacy PCT has applied for loan forgiveness as of December 31, 2020 but as of March 31, 2021 has not yet received the forgiveness amount. All or a portion of this PPP loan may be forgiven in accordance with the program requirements. The amount of forgiveness shall be calculated in accordance with the requirements of the Program, including provisions of Section 1106 of the CARES Act. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first ten months.
As of March 31, 2021 and December 31, 2020, the outstanding balance on the loan is approximately $314 thousand. $174 thousand and $122 thousand are recorded as notes payable – current and $140 thousand and $192 thousand are recorded as notes payable in the condensed consolidated balance sheets.
NOTE 4 - STOCKHOLDERS’ EQUITY
The condensed consolidated statements of stockholders’ equity reflect the reverse recapitalization as discussed in Note 1 as of March 17, 2021. As Legacy PCT was deemed the accounting acquirer in the reverse recapitalization with ROCH, all periods prior to the consummation date reflect the balances and activity of Legacy PCT. The consolidated balances and the audited consolidated financial statements of Legacy PCT, as of December 31, 2020, and the share activity and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 10.52 for Legacy PCT Class A Units. Legacy PCT Class B Preferred Units were converted into shares of PCT common stock at a share conversion factor of 10.642 whereas Legacy PCT Class B-1 Preferred Units were converted into shares of PCT common stock at a share conversion factor of 14.768 as a result of the reverse recapitalization. Legacy PCT Class C Units were converted into shares of PCT common stock at a share conversion factor of 9.32, 7.40, or 2.747, based on the distribution threshold of the Class C Unit.
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of March 31, 2021 and December 31, 2020, 117.35 million and 0 shares are issued and outstanding, respectively.
Preferred Stock
As of March 31, 2021, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
NOTE 5 - EQUITY-BASED COMPENSATION
2021 Equity Incentive Plan

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
In connection with the Business Combination, on March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).
The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. As of March 31, 2021, approximately 8.28 million shares of common stock are reserved for issuance under the Plan.
Restricted Stock Agreements
In connection with the Closing, on March 17, 2021, PCT entered into restricted stock agreements with various PureCycle employees who held unvested Legacy PCT Class C Units at the Closing (the “Restricted Stock Agreements”). The outstanding unvested Legacy PCT Class C Units, issued pursuant to the PCT Technologies LLC Amended and Restated Equity Incentive Plan, were converted to PCT’s restricted shares, subject to the same vesting schedule and forfeiture restrictions as the unvested Legacy PCT Class C Units they replace.
The shares issued pursuant to the Restricted Stock Agreements are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the agreement. The Company has the option to repurchase all vested shares upon a stockholder’s termination of employment or service with the Company.
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	49.1%	42.1 - 63.3%
Risk-free rate of return	0.1%	1.6 - 1.7%
Expected option term (years)	0.2	1.0 - 4.4
The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares for the three months ended March 31, 2021 was determined using an initial public offering scenario. The fair value of the underlying Company shares for the three months ended March 31, 2020 was determined using a hybrid method consisting of an option pricing method and an initial public offering scenario.
A summary of restricted stock activity for the three months ended March 31, 2021 and 2020 is as follows (in thousands except per share data):

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2019	73	$2.21
Recapitalized	607	(1.97)
Non-vested at December 31, 2019 (after effect of recapitalization)	680	0.24
Granted	426	1.95
Vested	(352)	1.10
Forfeited	—	—
Non-vested at March 31, 2020	754	$0.80	1.84

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2020	91	$11.58
Recapitalization	671	(10.19)
Non-vested at December 31, 2020 (after effect of recapitalization)	762	1.39
Granted	143	11.90
Vested	(116)	1.10
Forfeited	(17)	3.13
Non-vested at March 31, 2021	772	$1.98	2.44
Total equity-based compensation cost for three months ended March 31, 2021 and 2020 totaled approximately $239 thousand and approximately $417 thousand, respectively, and is recorded within the selling, general and administrative expenses and operating costs in the condensed consolidated statements of operations.
Stock Options
The stock options issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan.
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	47.5%	—%
Risk-free rate of return	0.7%	—%
Expected option term (years)	4.5	0

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Company’s closing stock price on the grant date.
A summary of stock option activity for the three months ended March 31, 2021 and 2020 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2019	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, March 31, 2020	—	$—	—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	613	28.90	7
Exercised	—	—	—
Forfeited	—	—	—
Balance, March 31, 2021	613	$28.90	7
Exercisable	—	—	—
Total equity-based compensation cost for three months ended March 31, 2021 and 2020 totaled approximately $68 thousand and $0, respectively, and is recorded within the selling, general and administrative expenses within the condensed consolidated statements of operations. The weighted average grant-date fair values of options granted during the three months ended March 31, 2021 and 2020 were $11.41 and $0, respectively. There were no stock options exercised during 2021 or 2020.

NOTE 6 - WARRANTS
Warrants issued to purchase Legacy PCT Class B Preferred Units
On October 16, 2015, Legacy PCT issued a unit purchase warrant to P&G in connection with the patent licensing agreement described in Note 10, for 211 thousand warrants at an aggregate exercise price of $1.00, allowing P&G to purchase a variable number of Legacy PCT Class B Preferred Units during the exercise period of April 15, 2019 through April 15, 2024. The warrants were determined to vest at the start of the exercise period. The number of warrants available to P&G to purchase is equal to an amount that initially represented 5% of all outstanding equity of Legacy PCT on a fully diluted basis. Additionally, the warrant agreement contains an anti-dilution provision, which

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
states that the number of warrants exercisable upon full exercise of the warrant will be subject to adjustment, such that the ownership percentage is not reduced below 2.5% sharing percentage in the Company, on a fully diluted basis.
Legacy PCT determined the warrants issued are liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of operations.
On October 15, 2020, P&G exercised all 211 thousand of the warrants for total proceeds of $1. The fair value of the Legacy Class B Preferred Units on the date of exercise was $18.17 million and was recorded in APIC. In connection with the exercise, the Company recorded a loss of $211 thousand.
A summary of the Legacy PCT Class B warrant activity for Three months ended March 31, 2020 is as follows (in thousands except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	211	$1.00	$30.63	4.29
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2020	211	$1.00	$30.63	4.04
Exercisable	211
The Company recognized expense of $0 and $655 thousand for the three months ended March 31, 2021 and 2020, respectively, in connection with these warrants, which was recorded within the Change in fair value of warrants line item in the condensed consolidated statements of operations. The warrants were exercised in the fourth quarter of 2020, therefore there was no activity in the first quarter of 2021.
Warrants issued to purchase Legacy PCT Class B-1 Preferred Units
On June 5, 2019, in connection with a Legacy PCT Class B-1 Preferred Unit purchase agreement with a related party, Legacy PCT issued a unit purchase warrant for 8 thousand warrants at an exercise price of $37.61, allowing the related party to purchase a variable number of Legacy PCT Class B-1 Preferred Units during the exercise period of June 5, 2019 through June 4, 2024.
Legacy PCT determined the warrants are not a freestanding instrument under ASC 480. Also, the warrants are determined to be clearly and closely related to the Legacy PCT Class B-1 Preferred Units under ASC 815, Derivatives and Hedging. Accordingly, they are not recorded in the financial statements until exercised. On March 12, 2021, the warrants were cancelled prior to the closing of the Business Combination.
On July 22, 2019, in connection with a bridge note and warrant financing agreement with Innventus Fund I, L.P. (now known as Innventus ESG Fund I L.P.), Legacy PCT issued a unit purchase warrant for 5 thousand warrants at an exercise price of $37.61, allowing Innventus to purchase a variable number of Legacy PCT Class B-1 Preferred Units during the exercise period of July 22, 2019 through July 22, 2024.
Legacy PCT determined the warrants issued are equity classified under ASC 480. Accordingly, the warrants were held at their initial fair value with no subsequent remeasurement. On March 12, 2021, the warrants were cancelled prior to the closing of the Business Combination.
A summary of the Class B-1 warrant activity for the years ended December 31, 2020 and 2019 is as follows (in thousands except per share data):

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	5	$37.61	$15.52	4.56
Granted	—	—	—	0
Exercised	—	—	—	0
Outstanding at March 31, 2020	5	$37.61	$15.52	4.31

Outstanding at December 31, 2020	5	$37.61	$15.52	3.56
Granted	—	—	—	0
Exercised	—	—	—	0
Cancelled	$(5)	$37.61	$15.52	0
Outstanding at March 31, 2021	—	$—	$—	0
Exercisable	—
The Company recognized no expense for the three months ended March 31, 2021 and 2020, respectively.
Warrants issued to purchase Legacy PCT Class C Units
On June 29, 2018, the Legacy PCT Board approved the issuance of warrants to RTI Global (“RTI”) under the terms of a professional services agreement to purchase an aggregate of 144 thousand of Legacy PCT Class C Units at an aggregated exercise price of $37.605 per unit. The warrants vested immediately upon issuance and expire on June 29, 2023 or upon a change in control event, as defined in the warrant agreement. The Company determined the warrants issued are equity classified under ASC 480. Accordingly, the warrants were held at their initial fair value with no subsequent remeasurement.
In connection with the Business Combination discussed in Note 1, the Company modified the warrant agreement to purchase 971 shares of PCT common stock instead of Legacy PCT Class C Units on November 20, 2020. RTI can exercise these warrants upon the first anniversary of Closing of the Business Combination. The warrants expire on December 31, 2024. In connection with the modification of the agreement, the Company determined the warrants issued are liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of operations.
As of March 31, 2021. the Company has determined its warrants to be a Level 3 fair value measurement and used the Black-Scholes option-pricing model using the following assumptions:

Expected annual dividend yield	—%
Expected volatility	48.51%
Risk-free rate of return	0.56%
Expected option term (years)	3.75
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Black-Scholes calculation. Refer to Note 12 for more details on the fair value considerations of the warrants.

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
A summary of the RTI warrant activity for the three months ended March 31, 2021 and 2020 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	971	$5.56	$0.03	5
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2020	971	$5.56	$0.03	4.75
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	971	$5.56	$0.03	4
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2021	971	$5.56	$0.03	3.75
Exercisable	971
The Company recognized $15.0 million and $0 of expense for the three months ended March 31, 2021 and 2020, respectively.
Public Warrants and Private Warrants
Upon the closing of the Business Combination, there were approximately 5.9 million outstanding public and private warrants to purchase shares of the Company’s common stock that were issued by ROCH prior to the Business Combination. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at the later of the closing of the Business Combination or one year after ROCH’s initial public offering, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants and the common stock issuable upon exercise of the private warrants were not transferable, assignable or salable until after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
The Company may redeem the outstanding warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise. The

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
public warrants are accounted for as equity classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification.

The Company has classified the private warrants as a warrant liability as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the Sponsor and affiliates of the Sponsor, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company will classify the private warrants as a liability pursuant to ASC 815 until the private warrants are transferred from the initial purchasers or any of their permitted transferees.

At March 31, 2021, there were approximately 5.7 million Public Warrants and 0.2 million Private Placement warrants outstanding. Refer to Note 12 – Fair Value of Financial Instruments for further information.
NOTE 7 - RELATED PARTY TRANSACTIONS
Innventure LLC (“Innventure”) had a significant ownership stake in Legacy PCT. Innventure, in turn, was majority owned by Innventure1. WE-INN LLC (“WE-INN”) held a minority interest in Innventure, and WE-INN is majority owned by Wasson Enterprises.
Innventure held significant interests in the following legal entities: Innventure Management Services LLC, Innventure GP LLC, and Aeroflexx LLC. Innventure had a significant financial interest over each of the legal entities within the group and had decision-making ability over the group whereby significant managerial and operational support was provided by Innventure personnel. This includes certain executive management and officers of Legacy PCT and other legal entities that were employees or officers of Innventure. The legal entities, including Legacy PCT, were deemed to be under common control by Innventure. There were no transactions between Legacy PCT and its affiliates, Innventure GP LLC and Aeroflexx LLC, during the three months ended March 31, 2021 and 2020.
Innventure Management Services LLC provided significant managerial support to the other legal entities below Innventure, including Legacy PCT.
Management services
During the three months ended March 31, 2021 and 2020, PureCycle reimbursed Innventure Management Services LLC for certain expenses incurred on its behalf. For the three months ended March 31, 2021 and 2020, the Company paid $55 thousand and $102 thousand, respectively, to Innventure Management Services LLC related to this arrangement, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2021, and December 31, 2020, the Company owed Innventure Management Services LLC $22 thousand and $30 thousand, respectively, related to this arrangement, which is classified as accounts payable in the accompanying condensed consolidated balance sheets.
Related party receivables
In 2020, the Company prepaid certain tax payments on behalf of unitholders. As of March 31, 2021 and December 31, 2020 the receivable balance was $78 thousand recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Leases
The Company provides office space to, and is reimbursed for, the rent by Innventure LLC.

NOTE 8 – NET LOSS PER SHARE
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of participating securities

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
do not have a contractual obligation to fund losses, undistributed net losses are not allocated to nonvested restricted stock for purposes of the loss per share calculation.
As result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Business Combination to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	March 31, 2021	March 31, 2020
Numerator:
Net income (loss) attributable to PureCycle Technologies	$(30,120)	$(4,564)
Less cumulative earnings to preferred stockholder	—	730
Net income (loss) attributable to common stockholders	$(30,120)	$(5,294)
Denominator:
Weighted average common shares outstanding, basic and diluted	51,223	27,156
Net loss per share attributable to common stockholder, basic and diluted	$(0.59)	$(0.19)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. These shares include vested but not exercised warrants and non-vested restricted stock units and convertible notes.
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of March 31, 2021
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$464	$11,565
Machinery and equipment	16,079	2,795	13,284
Fixtures and Furnishings	104	26	78
Land improvements	150	5	145
Land	1,150	—	1,150
Construction in process	82,166	—	82,166
Total property, plant and equipment	$111,678	$3,290	$108,388

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	As of December 31, 2020
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$387	$11,642
Machinery and equipment	15,982	2,388	13,594
Fixtures and Furnishings	104	22	82
Land improvements	150	3	147
Land	1,150	—	1,150
Construction in process	43,603	—	43,603
Total property, plant and equipment	$73,018	$2,800	$70,218
Depreciation expense is recorded within operating costs in the condensed consolidated statements of operations and amounted to $490 thousand and $465 thousand for the three months ended March 31, 2021 and 2020, respectively.
NOTE 10 – DEVELOPMENT PARTNER ARRANGEMENTS
License Agreements
On October 16, 2015, Legacy PCT entered into a patent license agreement with P&G. The agreement outlines three phases with specific deliverables for each phase. During Phase 1 of the agreement, P&G provides Legacy PCT with up to one full-time employee to assist in the execution of Legacy PCT’s research and development activities. During Phase 2, P&G provides up to two full-time employees to assist in the execution of Legacy PCT’s research and development activities. In April 2019, Legacy PCT elected to enter into Phase 3 of the agreement and prepaid a royalty payment in the amount of $2.0 million, which will be reduced against future royalties payable as sales occur. Phase 3 of the agreement relates to the commercial manufacture period for the manufacture of the licensed product. This phase includes the construction of the first commercial plant for the manufacture of the licensed product, details on the commercial sales capacity and the pricing of the product to P&G and third parties. Where the Company has made royalty payments to its product development partners, the Company expenses such payments as incurred unless it has determined that is it probable that such prepaid royalties have future economic benefit to the Company. In such cases prepaid royalties will be reduced as royalties would otherwise be due to the partners. Effective January 1, 2021, the Company entered into an agreement with P&G to provide certain research assistance through June 30, 2021. Under the terms of the agreement, the Company is obligated to pay P&G $0.5 million for such services.
As of March 31, 2021 and December 31, 2020 the Company is in Phase 3 of the agreement and has recorded $2.0 million within prepaid royalties and licenses in the condensed consolidated balance sheets.
On November 13, 2019, Legacy PCT entered into a patent sublicense agreement with Impact Recycling Limited (“Impact”) through the term of the patents. The agreement outlines an initial license fee of $2.5 million and royalties on production using the license. In 2020, Legacy PCT paid $890 thousand of the initial license fee, and during the three months ended March 31, 2021, the Company paid the remaining $1.6 million of the initial fee. The technology covered by the patent has not yet been implemented and as such, the Company has not yet received any benefit from the license. The Company will begin amortization of an intangible asset when the technology is operational. The initial license fee of $2.5 million is recorded in Prepaid royalties and licenses in the condensed consolidated balance sheets and will be ratably amortized over the term of the patent using the straight-line method.
Block and Release Agreement
On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a payment of $5.0 million for future receipt of resin consisting of recycled polypropylene (“recycled PP”). The prepayment was placed in an escrow account until the “release condition” of the Company closing the bond offering and overall capital funding of at least $370.0 million has occurred. After the Company successfully raised the required capital, the $5.0 million was released during the three months ended March 31, 2021 to the Company and recorded as deferred revenue in the condensed consolidated balance sheets.

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Strategic Alliance Agreement
On December 13, 2018, Legacy PCT entered into a strategic alliance agreement with Nestec Ltd. (“Nestle”), which expires on December 31, 2023. Upon execution of the agreement, Nestle committed to provide $1.0 million to Legacy PCT to fund further research and development efforts. The funding provided by Nestle may be convertible, in whole or in part, into a prepaid product purchase arrangement at Nestle’s option, upon the time of product delivery beginning in 2020. Additionally, because the research and development efforts were not successful as of December 31, 2020, up to 50% of the funding may be convertible into a 5-year term loan obligation, payable to Nestle at an interest rate equivalent to the U.S. prime rate. As of the issuance of these statements, Nestlé has not elected to convert any funding into a term loan.
Legacy PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a Deferred research and development obligation as of March 31, 2021 and December 31, 2020. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
NOTE 11 - INCOME TAXES
Historically, Legacy PCT was a limited liability company which had elected to be treated as a partnership for income tax purposes. As such, the Company was not directly liable for income taxes for federal purposes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as a partnership resulting in a change in tax status for federal and state income tax purposes. This change in tax status requires immediate recognition of any deferred tax assets or liabilities as of the transaction date as the Company will now be directly liable for income taxes. The recognition of these initial deferred balances, if any, would be recorded as additional tax expense in the period of the transaction. In addition, the Company will accrue current and deferred tax expense based on ongoing activity from that date.
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future as of the date of the change in tax status, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended March 31, 2021 and 2020, the Company has reported tax expense of $0 and $0, respectively.
As a part of the initial and current period recognition, Management has also evaluated the Company’s tax positions, including their status as a pass-through entity for federal and state tax purposes historically, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated interim financial statements for the respective periods.
NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, and fair value is determined through the use of models or other valuation methodologies

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Level 3 - Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.
Liabilities measured and recorded at Fair Value on a recurring basis
As of March 31, 2021 and December 31, 2020, the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follow (in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
RTI warrants	$—	$—	$15,000	$15,000	$—	$—	$—	$—
Private warrants	—	—	3,258	3,258	—	—	—	—
Total	$—	$—	$18,258	$18,258	$—	$—	$—	$—
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 for both initial measurement upon close of the Business Combination and subsequent measurement using the following assumptions:

	March 31, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	46.1%	47.3%
Risk-free rate of return	0.91%	0.86%
Expected option term (years)	4.96	5.0

The aggregate values of the private warrants were $3.3 million and $4.6 million on March 31, 2021 and March 18, 2021, respectively.

A summary of the private warrants activity from the Business Combination date at March 18, 2021 to March 31, 2021 is as follows:

Fair value (Level 3)
Balance at March 18, 2021	$4,604
Change in fair value	(1,346)
Balance at March 31, 2021	$3,258

Refer to Note 6 – Warrants for further information.

Measurement of the RTI warrants

Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using the Black-Scholes option pricing model to calculate its fair value as of March 31, 2021 using the following assumptions:

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Expected annual dividend yield	—%
Expected volatility	48.51%
Risk-free rate of return	0.56%
Expected option term (years)	3.75
The Company has an option to repurchase the Warrants at any time. The maximum fair value of the Warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.

Changes in Level 3 liabilities measured at fair value for three months ended March 31, 2021 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2020	$—
Change in fair value	15,000
Balance at March 31, 2021	$15,000
Assets and liabilities recorded at carrying value
In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.
The Company records cash and cash equivalents and accounts payable at cost, which approximates fair value due to their short-term nature or stated rates. The Company records debt at cost. Management believes the fair value of the debt is not materially different than the carrying amount.
NOTE 13 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended March 31, 2021, management has evaluated events through May 19, 2021, to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:
Paycheck Protection Program
On May 1, 2020, Legacy PCT was granted a loan (the “Loan”) from PNC Bank, National Association, in the aggregate amount of approximately $314 thousand, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. On April 9, 2021, the Small Business Administration remitted to the lender $314 thousand in principal and $3 thousand in interest for forgiveness of the PPP Loan.

Revenue Bonds
As described in Note 3, Notes Payable and Debt Instruments, and in connection with its obligations under that certain Security Agreement dated as of October 7, 2020, between PCO, as debtor, and the Trustee, as secured party, entered into when the Bonds were issued (the “Security Agreement”), PCO must deliver consent and agreements (“Consents”) to the Trustee with respect to each agreement entered into in connection with the PureCycle Project, each of which agreements is required under the Loan Agreement to be assigned to the Trustee. The forms of the Consents relating to a certain feedstock supply agreement from one supplier of feedstock to the Project (the “Supplier”) and from two purchasers of offtake from the Project (“Offtaker 2” and “Offtaker 3” and together with the Supplier, the “Counterparties”) delivered to the Trustee contained terms inconsistent with the form of the Consent required under the Security Agreement. On May 11, 2021, an amended and restated guaranty of completion (the “ARG”) was executed by PureCycle and delivered to the Trustee, which broadens the purposes for which draws by the Trustee on the Liquidity Reserve may be utilized, extends the period during which the Liquidity

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Reserve must be maintained, includes conditions that would permit a reduction in the amount of the Liquidity Reserve required to be maintained by PureCycle, and includes conditions precedent to the elimination of the requirement that PureCycle replenish the Liquidity Reserve and to the termination of the ARG and the escrow agreement under which the Liquidity Reserve is held by the escrow agent (the “Escrow Agreement”), upon which termination, the balance of the Liquidity Reserve would be returned to PureCycle. So long as there are any Series 2020A Bonds outstanding under the Indenture, the ARG and the Escrow Agreement will remain in place upon the conditions stated in the ARG. The terms of the ARG are summarized as follows: The Liquidity Reserve shall be maintained in the amount of $50.0 million, subject to replenishment by PureCycle until certain conditions stated in the ARG relating to the following have been met: (i) the completion of construction and acquisition of the Project, (ii) the payment of all Project costs, and (iii) the replacement of the assigned agreements of the Counterparties underlying the Consents which have expired or terminated, with one or more agreements between counterparties and PCO upon terms at least as favorable to PCO as the expired or terminated agreements of the Counterparties, (a) for which a Consent that conforms to the form of Consent required by the Security Agreement is executed by the counterparties and provided to the Trustee, (b) which, in the case of supply of feedstock to the Project, provide in the aggregate for the supply of at least the minimum and maximum volumes of feedstock meeting substantially similar feedstock specifications as the Supplier had committed to supply, and (c) which, in the case of purchase of offtake from the Project, provide in the aggregate for the purchase of the minimum and maximum volumes of offtake from the Project meeting substantially similar specifications as Offtaker 2 and Offtaker 3 had committed to purchase from PCO. When the conditions stated in (i), (ii) and (iii) above have been satisfied but so long as there are Series 2020A Bonds outstanding under the Indenture, the Escrow Agreement shall remain in place but the Liquidity Reserve amount shall be reduced to $25 million and PureCycle shall no longer be required to replenish the amount of the reduced Liquidity Reserve if and when disbursements are made therefrom. If the conditions of (i) and (ii) have been met but only a portion of the feedstock and offtake contracted for by the Counterparties, respectively, has been replaced under replacement agreements as aforesaid in (iii) above, then the Liquidity Reserve amount may be reduced only by the applicable proportion of the amounts stated in the ARG which evidence the intent of the parties of the amount of value representing the supply or offtake of the agreements of the Counterparties. When the conditions precedent of (i), (ii), and (iii) have been satisfied and there are no longer any Series 2020A Bonds then outstanding, then PureCycle shall have no obligation to maintain the reduced Liquidity Reserve, the ARG and the Escrow Agreement shall terminate and the balance on deposit in the Liquidity Reserve escrow fund held by the escrow agent shall be returned to PureCycle.

So long as any Series 2020A Bonds remain outstanding under the Indenture, upon the occurrence of an Event of Default under the Loan Agreement or Indenture, if the Trustee takes control of the Liquidity Reserve held by the escrow agent, such funds may be used for any purpose, including the payment of debt service on the Series 2020A Bonds, as may be determined by the Trustee or directed by a majority of the holders of the Series 2020A Bonds then outstanding.

Lawsuits
Beginning on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. The first putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by William C. Theodore against PCT and certain senior members of management (the “Theodore Lawsuit”). The second putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by David Tennenbaum against PCT, certain senior members of management and others (the “Tennenbaum Lawsuit” and, together with the Theodore Lawsuit, the “Lawsuits”). The plaintiffs in the Lawsuits seek to represent a class of investors who purchased or otherwise acquired PCT’s securities between November 16, 2020 and May 5, 2021. The plaintiffs in the Tennenbaum Lawsuit also seek to represent a class of all holders of ROCH CH Acquisition I Co. securities entitled to participate in the March 16, 2021 shareholder vote on the Business Combination. The complaints seek certification of the alleged class and compensatory damages. The Theodore Lawsuit also seeks punitive damages. The complaints rely on information included in a research report published by Hindenburg Research LLC. The time for the applicable defendants to answer, move or otherwise respond has not yet been scheduled. PCT and the individual defendants constituting senior members of management intend to vigorously

PureCycle Technologies, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
defend the Lawsuits. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Lawsuits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which PCT’s management believes is relevant to an assessment and understanding of PCT’s consolidated results of operations and financial condition. The discussion should be read together with the unaudited condensed consolidated interim financial statements, together with related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of PCT and its consolidated subsidiaries.
Overview
PCT is commercializing a patented purification recycling technology (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin with near-virgin characteristics. We call this resin ultra-pure recycled polypropylene (“UPRP”), which has nearly identical properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. We are currently building our first commercial-scale plant in Ironton, Ohio, which is expected to have nameplate capacity of approximately 107 million pounds/year when fully operational. Production is expected to commence in late 2022 and the plant is expected to be fully operational in 2023. We have contracted all of the feedstock and offtake for this initial plant. Our goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, provide consumers with polypropylene-based products that are sustainable, and reduce overall polypropylene waste in the world’s landfills and oceans.
PCT intends to build new recycling production facilities globally, with the goal of having approximately 30 commercial lines operational by 2030 and approximately 50 by 2035. In addition to our first plant in Ironton, Ohio, we currently expect the next plants to be located in the United States, followed by Europe. Additional expansion in the United States is expected to include a scaled up “cluster” site model. Pre-engineering for the design and installation of multiple commercial lines in a single cluster site is currently underway and is expected to create efficiencies across the construction and permitting processes, as well as reduce average capital expenditures per plant and reduce overall operating costs. From this next wave of expansion PCT expects to have approximately 1.0 billion pounds of installed capacity by the end of 2024.
PCT is regarded as a leader in polypropylene recycling and polymers sustainability. The Company's Feedstock Evaluation Unit (“FEU”), which has been operational since July of 2019, is a smaller scale replica of the commercial-scale plant in Ironton, Ohio (the “Phase II Facility”) currently under construction. The FEU was designed to simulate commercial production and validate for PCT’s customers and suppliers the viability of our process, which has helped PCT secure 20+ year signed offtake agreements and supply agreements with blue chip partners and industry players. Since its commissioning, the FEU has successfully processed more than 145 feedstocks from the US and Europe and produced recycled polypropylene nearly identical to virgin polypropylene.
The Technology has been evaluated by third parties with a focus on the Technology's efficacy and commercial scalability. Certain of our strategic partners have conducted testing on PCT's UPRP. In these evaluations, PCT's UPRP compared favorably to virgin polypropylene in common Food & Beverage industry benchmarks for melt flow and mechanical properties, purity, and function (lift decay, hinge break, and impact resistance).
The Business Combination
On March 17, 2021, PureCycle consummated the previously announced business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of Parent Co (“Merger Sub LLC”), Roth CH Merger Sub Corp., a Delaware corporation and wholly owned direct subsidiary of Parent Co (“Merger Sub Corp”) and PureCycle Technologies LLC (“PCT LLC”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).

Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), ROCH changed its name to PureCycle Technologies Holdings Corp. and became a wholly owned direct subsidiary of ParentCo, PCT LLC became a wholly owned direct subsidiary of PureCycle Technologies Holdings Corp. and a wholly owned indirect subsidiary of ParentCo, and ParentCo changed its name to PureCycle Technologies, Inc.
The Business Combination was accounted for as a reverse recapitalization and ROCH was treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of Legacy PCT issuing stock for the net assets of ROCH, accompanied by a recapitalization. Accordingly, all historical financial information presented in these condensed consolidated interim financial statements represents the accounts of Legacy PCT “as if” Legacy PCT is the predecessor to the Company. The units and net loss per unit, prior to the Business Combination, have been adjusted to share amounts reflecting the exchange ratio established in the Business Combination.
Business Highlights
We are a pre-commercial company and our future financial condition and operating performance will depend on our ability to successfully begin, sustain and expand the manufacturing and sale of UPRP, as discussed below, which in turn is subject to significant risks and challenges, including, but not limited to, those described in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”
According to the 2017 United States National Postconsumer Plastic Bottle Recycling Report published by The Association of Plastic Recyclers and the American Chemistry Council, global demand for virgin or near-virgin polypropylene is expected to exceed 200.0 billion pounds by 2024, of which approximately 27% is expected to come from the United States. However, less than 1% of U.S. polypropylene was recycled as of 2019 according to the American Chemistry Council.
We apply a unique resin purification process to produce near-virgin quality polypropylene resin using waste polypropylene feedstock. The physical purification process separates colors, contaminants and odors from waste polypropylene to achieve a potentially “food grade” product while also expanding the range of feedstock quality in comparison to traditional polypropylene recycling.
P&G, which designed and owns the patents to the Technology for manufacturing UPRP, granted us an exclusive, worldwide license to their patents and other intellectual property for the manufacture of recycled polypropylene (the “License Agreement”). The License Agreement was granted for the duration of the relevant patents and we, in turn, granted back a limited sublicense to P&G for the same period, including to any intellectual property Improvements (as defined in the License Agreement) made by us, allowing P&G to produce or sublicense the production of up to a certain amount of UPRP worldwide per year for a set period of time and up to a certain higher threshold of UPRP per region (the License Agreement defines six separate geographic regions) per year thereafter. The exclusivity period terminates with the last to expire of the licensed patents. Patents expire at or near twenty years from their earliest effective filing date in the United States Patent and Trademark Office. The first of the licensed patents was filed in June 2016 and have an expected expiration date of June 2036. The most recent patents were filed in 2019 and expire in 2039.
Additionally, P&G has the right to produce or sublicense the production of UPRP using its technology, which may cause us to come into competition with P&G or its sublicensees. In the event this takes place, these companies will have access to the same technology and may not be subject to royalties or may enjoy preferential royalty terms. Competition may drive down pricing and, to the extent such future competitors are able to produce UPRP more efficiently than we are, our margins and profits could be adversely affected. In addition, any breach by us of certain terms of the License Agreement may entitle P&G to terminate the License Agreement or make it non-exclusive, which would have a material and adverse impact on our business, financial condition and results of operations.
Multiple large corporations have specifically committed to reducing their plastics footprint, resulting in premium pricing for recycled polypropylene relative to its virgin counterpart. PCT has entered into legally binding offtake agreements with three blue-chip customers for the purchase of UPRP from the production expected at the Phase II Facility at premium prices relative to virgin polypropylene. These commitments account for a minimum of 47.5 million pounds of the Phase II Facility’s annual production capacity. Combined with the three additional secured offtake agreements, a minimum of 63 million pounds of total capacity is committed at PCT’s sole option, up to a quantity of 138 million pounds per year at PCT’s sole option. The terms of these offtake agreements range from 3 to 7 years and we have entered into several offtake letters of intent with other potential customers. We have also secured the feedstock required to run the Phase II Facility at its 107 million pounds nameplate capacity for at least the first 3 years.
Pursuant to one binding offtake term sheet with a blue-chip customer, entered into on April 22, 2020 (and subsequently amended, the “Pre-Purchase Term Sheet”), PCT and PCO agreed to work in good faith with a third party to finalize an Offtake Agreement. On March 16, 2021, PCT received a $5 million pre-payment under the Pre-Purchase Term Sheet for future receipt of UPRP meeting certain purity, color and other technical specifications set forth in the Pre-Purchase Term Sheet. Additionally, PCT and PCO agreed to allocate to, and at the option of, the Pre-Purchase Term Sheet’s counterparty, between five to eight million pounds of UPRP over each of the next 20 years. Furthermore, the Pre-Purchase Term Sheet provides for the reimbursement of the $5 million pre-payment upon PCT’s failure to (1) proceed with the construction and commissioning of the Phase II Facility; (2) begin commercial production and delivery of UPRP by January 2, 2023 and (3) provide the counterparty with certain agreed-upon rebate payments (the “Reimbursement”). Lastly, PCT and PCO agreed not to enter into any strategic partnership agreement or offtake agreement with a competitor of the Purchase Term Sheet’s counterparty until the third quarter of 2021, six months after the counterparty is expected to receive a sample batch of UPRP. Innventure LLC (then known as We-Innventure LLC), unconditionally guaranteed PCT’s obligation to make the Reimbursement pursuant to a separate Guaranty entered into with the Pre-Purchase Term Sheet counterparty on April 22, 2020.
Completion of the Phase II Facility and Expansion of Our Manufacturing Footprint
Construction of our first manufacturing plant, the “Phase II Facility” or “Plant 1,” began in October 2020. The plant is on the 26-acre site of a former Dow Chemical plant near the Ohio River and close to rail, highway and barge transportation. We expect the Phase II Facility to be commercially operational by the end of 2022, with an annual production capacity of 107 million pounds expected by 2023.
Our initial testing production line — the Feedstock Evaluation Unit (“FEU” or “Phase I Facility”) — was developed to test and optimize the efficiency and throughput of our recycling process, was completed in July 2019 and will remain a critical component for testing feedstock for polypropylene content. The next phase is to construct, renovate, equip and install an approximately 150,000 square foot facility housing commercial-scale equipment including the repurposing of three existing buildings for feedstock pre-processing and storage. We estimate the total remaining cost to complete the Phase II Facility at approximately $265.9 million.
The timely completion of our construction of the Phase II Facility depends on several factors, some of which are outside of our control. We have contracted the construction to several third parties. One contractor will repurpose existing buildings, another will construct the core purification process equipment, and several others will supply certain pre-processing equipment. In addition, PCT is required to obtain or modify certain additional construction permits for the timely completion of the Phase II Facility.
While our contractors are subject to performance guarantees that equipment will be free from defects for 12 months and PCT’s key contractors are subject to delay damage liability in the event that the Phase II Facility is not delivered by the fourth quarter of 2022, there is no assurance that the Phase II Facility will be completed at our anticipated cost, that it will become operational on our anticipated timeline, or that any indemnity for delay will be sufficient to compensate us for the consequences of the defect or delay, such as the termination of or loss of exclusivity under the License Agreement. In the event that the Phase II Facility is completed above anticipated cost then PCT is responsible for construction cost overruns.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes of ROCH and Legacy PCT for the fiscal year ended December 31, 2020 as filed in our Form S-1 on March 8, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

Components of Results of Operations
Revenue
To date, we have not generated any operating revenue. We expect to begin to generate revenue by the end of 2022, which is when we expect the Phase II Facility to become commercially operational.
Operating Costs
Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at the Phase I Facility, including rent, depreciation, repairs and maintenance, utilities and supplies. Costs attributable to the design and development of the Phase II Facility are capitalized and will be depreciated over the useful life of the Phase II Facility, which we expect to be approximately 40 years. We expect our operating costs to increase substantially as we continue to scale operations and increase headcount.
Research and Development Expense
Research and development expenses consist primarily of costs related to the development of our facilities and licensed product. These include mainly personnel costs and third-party consulting costs. In 2020 and 2021, our research and development expenses were related primarily to the development of the Phase I Facility and design and development of our UPRP Process. We expect our research and development expenses to increase for the foreseeable future as we increase investment in feedstock evaluation, including investment in new frontend feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks PCT can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.
Selling, General and Administrative Expense
Selling, general and administrative expenses consist primarily of personnel-related expenses for our corporate, executive, finance and other administrative functions and professional services, including legal, audit and accounting services. We expect our selling, general, and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Results of Operations
Comparison of three-month periods ended March 31, 2021 and 2020
The following table summarizes our operating results for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Costs and expenses
Operating costs	$2,130	$1,683	$447	27%
Research and development	547	348	199	57%
Selling, general and administrative	7,624	1,238	6,386	516%
Total operating costs and expenses	10,301	3,269	7,032	215%
Interest expense	6,089	588	5,501	936%
Change in fair value of warrants	13,621	655	12,966	1,980%
Other expense	109	52	57	110%
Net loss	$30,120	$4,564	$25,556	560%
Operating Costs

The increase was primarily attributable to an increase in repairs and maintenance costs of $0.3 million and higher personnel costs of $0.2 million related to wages and salaries, reflecting the hiring of operational staff at the Phase I Facility.
Research and Development Expenses
The research and development expenses remained mostly consistent for each period.
Selling, General and Administrative Expenses
The increase was primarily attributable to increases in transaction related expenses of $3.2 million, additional professional service expenses of $2.0 million, increases in legal fees of $0.5 million related to the closing of the transaction and the issuance of the Revenue Bonds, an increase in consulting and other fees of $0.2 million, and a net increase in employee costs of $0.1 million.
Interest Expense
The increase was primarily attributable to interest on the Revenue Bonds and Convertible Notes of $5.5 million.
Change in fair value of warrants
The increase of $13.0 million was attributable to the change in fair value of the liability-classified RTI and private warrants of $13.7 million and offset by a decrease of $0.7 million of change in fair value of P&G warrants in 2020.
Liquidity and Capital Resources
We have not yet begun commercial operations and we do not have any sources of revenue. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of Convertible Notes and Revenue Bonds and the Closing of the Business Combination. As of March 31, 2021, we had cash and cash equivalents on hand of $570.1 million. Of the total cash balance, $317.5 million is included in Restricted Cash on the Condensed Consolidated Balance Sheet. This balance is restricted in terms of use based on the Loan Agreement and requires PCO to use the proceeds of the Revenue Bonds exclusively to construct and equip the Phase II Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds. For the three months ended March 31, 2021, which is the first-time the restricted cash was available to be used, PCO used $9.0 million. We also had $310 million in debt, less $20.7 million of discount and issuance costs, as of March 31, 2021.
Further, in conjunction with the closing of the Business Combination, PCT received $326.0 million of gross proceeds related to the transaction closing and the release of the PIPE investment funds. The gross proceeds were offset by $27.9 million of capitalized issuance costs.
The proceeds and restricted cash described above are intended to be used for: construction of our Phase II Facility, which we currently estimate has $265.9 million in remaining cost to complete, approximately $8 - 10 million related to designing and building PCT’s overall global digital footprint, and for other general corporate purposes. Our future capital requirements will depend on many factors, including actual construction costs for our Phase II Facility, the construction of additional plants, funding needs to support our business growth and to respond to business opportunities, challenges or unforeseen circumstances. If our forecasts prove inaccurate, we may be required to seek additional equity or debt financing from outside sources, which we may not be able to raise on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.
Indebtedness
Convertible Notes Offering
On October 6, 2020, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain funds managed by Magnetar Capital LLC or its affiliates (“Magnetar Investors”), providing for the purchase of up to $60.0 million in aggregate principal amount of our Convertible Senior Secured Notes due 2022 (the “Convertible Notes”) issuable under an indenture dated as of October 7, 2020 (the “Magnetar Indenture”) between us and U.S. Bank National Association, as trustee and collateral agent.

On October 7, 2020, we issued $48.0 million in aggregate principal amount of Convertible Notes (the “First Tranche Notes”). On December 29, 2020, we issued $12.0 million in aggregate principal amount of Second Tranche Notes. In the event that the Business Combination was not consummated within 180 days of the entry into the Merger Agreement, the Second Tranche Notes were subject to a special mandatory redemption at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.
In connection with the Business Combination, we and each of our subsidiaries (the “Magnetar Guarantors”) was required to unconditionally guarantee, on a senior basis, all of our obligations with respect of the Convertible Notes. The Convertible Notes are our senior obligations and are fully and unconditionally guaranteed by the Magnetar Guarantors. On March 17, 2021, we entered into a supplemental indenture (the “Second Supplemental Indenture”) with PureCycle Technologies LLC, PureCycle Technologies Holdings Corp., and U.S. Bank, National Association, as trustee and collateral agent, pursuant to which (i) we and PureCycle Technologies Holdings Corp. agreed to guarantee our obligations under the Convertible Notes and (ii) we and PureCycle Technologies Holdings Corp. unconditionally assumed all of our obligations under the Convertible Notes and the Magnetar Indenture relating to, among other things, our obligations relating to the authorization, issuance and delivery of our common stock issuable upon conversion of the Convertible Notes.
Also, on March 17, 2021, we signed the Joinder Agreement (the “Joinder Agreement”) to the Note Purchase Agreement. The Joinder Agreement made us a party to the Notes Purchase Agreement for purposes of the indemnification provisions therein. Execution of the Joinder Agreement was a closing condition to the Merger Agreement.
Under the Magnetar Indenture for the Convertible Notes, we and the Magnetar Guarantors will, subject to certain exceptions, be restricted from incurring indebtedness that ranks senior in right of payment to the Convertible Notes and if we or the Magnetar Guarantors incur pari passu indebtedness that is secured by a lien, we and such Magnetar Guarantors are required to also provide an equal and ratable lien in favor of the holders of the Convertible Notes. The Convertible Notes are subject to certain customary events of default.
Unless earlier converted, redeemed or repurchased in accordance with the terms of the Magnetar Indenture, the Convertible Notes will mature on October 15, 2022, subject to an extension that may be exercised at our sole discretion to April 15, 2023 with respect to 50% of the then outstanding Convertible Notes. The Convertible Notes will bear interest from their date of issue at a rate of 5.875% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2021. Interest on the Convertible Notes is payable, at our option, entirely in cash or entirely in kind in the form of additional Convertible Notes.
The Convertible Notes are convertible at the option of the holders at any time, until the close of business on the business day immediately preceding the maturity date. Following the consummation of the Business Combination, the conversion rate per $1,000 principal amount of Convertible Notes is the quotient of (A) $1,000 and (B) the SPAC transaction PIPE valuation; provided that if the Equity Value of the Company in connection with the SPAC Transaction is greater than $775.0 million, the conversion rate shall equal the product of (1) the amount that would otherwise be calculated pursuant to this clause set forth above and (2) a fraction equal to the Equity Value of the Company divided by $775.0 million (as such terms are defined in the Magnetar Indenture). The conversion price is $6.93 for potential conversion into approximately 8,661 million shares of common stock.
In connection with certain transactions resulting in a change of control (not including the Business Combination), the Convertible Notes will be convertible at the option of the holders until the 35th business day following the change of control becoming effective at an initial conversion rate equal to the quotient of $1,000 and 80% of the per share amount of consideration received by holders of common stock in such change of control transaction. In each case, the conversion rate is subject to adjustment under certain circumstances, including certain dilutive events, in accordance with the terms of the Magnetar Indenture.
If certain fundamental change or change of control transactions occur with respect to us, holders of the Convertible Notes may require the repurchase for cash of all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
We may not redeem the Convertible Notes at our option at any time, and no sinking fund is provided for by the Magnetar Indenture.
Cash Flows

A summary of our cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Net cash used in operating activities	$(20,568)	$(4,919)	$(15,649)	318%
Net cash used in investing activities	(33,891)	(763)	(33,128)	4,342%
Net cash provided by financing activities	293,969	8,641	285,328	3,302%
Cash and cash equivalents, beginning of year	330,574	150	330,424	220,283%
Cash and cash equivalents, end of year	$570,084	$3,109	$566,975	18,237%
Cash Flows from Operating Activities
The $15.6 million, or 318%, increase in net cash used in operating activities for the three months ending March 31, 2021 compared to the same period in 2020 was primarily attributable to the increase in transaction and other related payments that were paid as part of the Business Combination of $13.9 million, $1.8 million paid for D&O insurance, $1.8 million related to increased employee costs, $1.6 million related to the Impact License agreement, and $1.5 million of various other expenses, partially offset by the $5.0 million receipt of the Total pre-payment release.
Cash Flows from Investing Activities
The $33.1 million, or 4,342%, increase in net cash used in investing activities for the three months ending March 31, 2021 related to same period in 2020 was attributable to payments related to construction of the Company’s Phase II Facility.
Cash Flows from Financing Activities
The $285.3 million, or 3,302%, increase in net cash provided by financing activities for the three months ending March 31, 2021 related to same period in 2020 was primarily attributable to $298.5 million from the closing of the Business Combination, net of capitalized issuance costs and a decrease in payments to related parties of $2.7 million. This increase was offset by an increase in bond issuance costs paid of $4.1 million and a decrease in proceeds from issuance of Legacy PCT units of $11.6 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any off-balance sheet arrangements or interests in variable interest entities that would require consolidation. Note that while certain legally binding offtake arrangements have been entered into with customers, these arrangements are not unconditional and definitive agreements subject only to customary closing conditions, and do not qualify as off-balance sheet arrangements required for disclosure.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions.
Income Taxes
To calculate the interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in the enacted tax laws or rates is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in other jurisdictions, permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.
Furthermore, in December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (ASU 2019-12”). The new guidance affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The Company adopted ASU 2019-12 during the first quarter of 2021 using a prospective approach. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated interim financial statements.
Equity-Based Compensation
Legacy PCT issued grants of Legacy PCT incentive units to select employees and service providers. The equity- based compensation cost for the units is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period on the straight-line basis. In the event of modification, the Company recognizes the remaining compensation cost based on the grant date fair value over the new requisite service period. The Company applies a zero-forfeiture rate for its equity-based awards, as such awards have been granted to a limited number of employees and service providers. The Company revises the forfeiture rate prospectively as a change in an estimate, when a significant forfeiture or an indication that significant forfeiture occurs.
In connection with the Closing of the Business Combination, the Legacy PCT incentive units were converted into restricted stock of the Company. The restricted stock awards maintain the same vesting schedules as the Legacy PCT incentive units.
The fair value of the awards is estimated on the date of grant using the Black-Scholes option- pricing model using the following assumptions:

	2021	2020
Expected annual dividend yield	0.0%	0.0%
Expected volatility	49.1%	42.1 - 63.3%
Risk-free rate of return	0.1%	1.6 - 1.7%
Expected option term (years)	0.2	1.0 - 4.4
The expected term of the restricted stock granted is determined based on the period of time the awards are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Legacy PCT’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, Legacy PCT considered industry, stage of life cycle, size and financial leverage. The dividend yield is assumed to be zero since Legacy PCT has not historically paid dividends. The fair value of the underlying Company shares for the three months ended March 31, 2021 was determined using an initial public offering scenario. The fair value of Legacy PCT Units, for the three months ended March 31, 2020, was determined using a hybrid method consisting of an option pricing method and an initial public offering scenario.
Warrants
The Company measures the warrants issued to nonemployees at the fair value of the equity instruments issued as of the warrant issuance date and recognizes that amount as selling, general, and administrative expense in accordance with the vesting terms of the warrant agreement. In the event that the terms of the warrants qualify as a liability, the Company accounts for the instrument as a liability recorded at fair value each reporting period through earnings.
The Company has determined the warrants issued to RTI in connection with terms of a professional services agreement are equity classified. Accordingly, the warrant units were held at their initial fair value with no subsequent remeasurement.
In connection with the Business Combination discussed in Note 1, the Company modified the RTI warrant agreement to purchase 971.0 thousand shares of PCT common stock instead of Legacy PCT Class C Units on November 20, 2020. RTI can exercise these warrants upon the first anniversary of Closing of the Business

Combination. The warrants expire on December 31, 2024. In connection with the closing of the Business Combination, the Company determined the warrants issued are liability classified under ASC 480. Accordingly, the warrants will be held at their initial fair value and remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of operations.
The Company has determined its warrant to be a Level 3 fair value measurement and has used the Black-Scholes option pricing model to calculate its fair value using the following assumptions:

Expected annual dividend yield	0%
Expected volatility	48.51%
Risk-free rate of return	0.56%
Expected option term (years)	3.75
The Company has determined the private warrants are liability classified. Accordingly, the warrants were held at their initial fair value and remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of operations.

The Company has determined these warrants to be a Level 3 fair value measurement and has used the Black-Scholes model to calculate their fair value using the following assumptions, which are subject to judgement and could result in higher or lower changes in fair value based on the inputs selected:

	March 31, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	46.1%	47.3%
Risk-free rate of return	0.91%	0.86%
Expected option term (years)	4.96	5.0
Stock Options
The stock options issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan.
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	47.5%	—%
Risk-free rate of return	0.7%	—%
Expected option term (years)	4.5	0.0
The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Company’s closing stock price on the grant date.

Recent Accounting Pronouncements
See Note 2 to the audited consolidated financial statements and unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
Emerging Growth Company Election
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.
PCT is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. PCT expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare PCT’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
PCT will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2025, (b) the last date of PCT’s fiscal year in which it had total annual gross revenue of at least $1.07 billion, (c) the date on which PCT is deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which PCT has issued more than $1.0 billion in non-convertible debt securities during the previous three years.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weakness

As disclosed in the in the Registration Statement on Form S-1 filed on March 19, 2021 (the “Form S-1”), in connection with the preparation and audit of PCT’s consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020, 2019 and 2018, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:
•PCT did not have sufficient, qualified personnel to determine the appropriate accounting treatment for its complex agreements or transactions that required technical accounting analysis;
•PCT’s lack of sufficient personnel also resulted in inadequate segregation of duties in the design and operation of the internal controls over financial reporting;
•PCT’s lack of formal processes and controls resulted in an ineffective control environment, which led to an inadequate review of the financial statements and financial reporting;
•PCT did not design and maintain effective controls over certain information technology (“IT”) controls for information systems that are relevant to the preparation of its financial statements, specifically with respect to user access, to ensure appropriate segregation of duties that adequately restrict user access to financial applications, programs, and data to appropriate company personnel; and
•PCT did not design and maintain effective controls surrounding the completeness and cutoff of expenses and payables, such that certain expenses paid by a related entity on behalf of PCT were not appropriately allocated to PCT, and certain transactions were recorded in the period when the invoice was received rather than accrued in the period when the activity took place.
These material weaknesses could result in a misstatement of substantially all of PCT’s accounts or disclosures, which would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Remediation Plans
We have commenced measures to remediate the identified material weaknesses. These measures include adding qualified personnel, with public company and internal control experience, as well as implementing new financial processes and procedures. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes, controls, and reviews. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
PCT plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action.
Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
PCT was not party to any material legal proceedings during the quarterly period ended March 31, 2021. Subsequent to March 31, 2021, PCT, certain senior members of management and others have been named as defendants in two putative class action complaints filed on or about May 11, 2021. See Note 13 to the Notes to the interim condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

In the future, PCT may become party to additional legal matters and claims arising in the ordinary course of business. While PCT is unable to predict the outcome of the above or future matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q, before you decide whether to invest in our common stock. The market price of the Company’s common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated interim financial statements and notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below.
Risks Related to PCT’s Status as an Early Commercial Stage Emerging Growth Company
PCT is an early commercial stage emerging growth company with no revenue, and may never achieve or sustain profitability.
PCT is commercializing a recycling technology that was developed by The Procter & Gamble Company (“P&G”). P&G granted PCT a worldwide license under an Amended and Restated Patent License Agreement dated July 28, 2020, between P&G and PCT (the “License Agreement”) for a proprietary process of restoring waste polypropylene into ultra-pure recycled polypropylene (“UPRP”) through an extraction and filtration purification process (the “Technology”).
PCT relies principally on the commercialization of UPRP as well as the Technology and related licenses to generate future revenue growth. To date, such products and services have delivered no revenue. Also, UPRP product offerings and partnering revenues are in their very early stages. PCT believes that commercialization success is dependent upon the ability to significantly increase the number of production plants, feedstock suppliers and offtake partners as well as strategic partners that utilize UPRP and the Technology via licensing agreements. PCT is an early commercial stage emerging growth company that evaluates various strategies to achieve its financial goals and commercialization objectives on an ongoing basis. In this regard, PCT’s production methodology designed to achieve these objectives, including with respect to future plant size, capacity, cost, geographic location, sequencing and timing, is subject to change as a result of modifications to business strategy or market conditions. Furthermore, if demand for UPRP and the Technology does not increase as quickly as planned, PCT may be unable to increase revenue levels as expected. PCT is currently not profitable. Even if PCT succeeds in increasing adoption of UPRP products by target markets, maintaining and creating relationships with existing and new offtake partners, feedstock suppliers and customers, and developing and commercializing additional plants, market conditions, particularly related to pricing and feedstock costs, may result in PCT not generating sufficient revenue to achieve or sustain profitability.
PCT’s business is not diversified.
PCT’s initial commercial success depends on its ability to profitably operate the solid waste disposal facility and Feedstock Evaluation Unit (the “FEU” or the “Phase I Facility”) and its ability to complete construction and profitably and successfully operate its first commercial scale recycling facility (the “Phase II Facility” and, together with the Phase I Facility, the “Project”). The Project is located in Lawrence County, Ohio. Other than the future production and sale of UPRP, there are currently no other lines of business or other sources of revenue. Such lack of diversification may limit PCT’s ability to adapt to changing business conditions and could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
The License Agreement sets forth certain performance and pricing targets which, if missed, could result in a termination or conversion of the license granted under the License Agreement.
Pursuant to the License Agreement, P&G has granted PCT a license to utilize certain P&G intellectual property. The intellectual property is tied to the proprietary purification process by which waste polypropylene may be converted to UPRP, referred to as the Technology. The License Agreement sets forth certain performance targets for the Phase II Facility which, if missed, could result in a termination of the license granted under the License Agreement (if PCT is unable to make UPRP at certain production volumes and at certain prices within a certain time frame). The License Agreement also sets forth certain performance and pricing targets for the Phase II Facility which, if missed, could result in conversion of the license to a non-exclusive license (if PCT’s UPRP is unable to meet certain purification thresholds within a certain period of time after the start of the Project or PCT is unable or unwilling to provide P&G with UPRP at certain prices from the first plant). In the event the License Agreement is terminated or converted to a non-exclusive license, this could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
PCT’s outstanding secured and unsecured indebtedness (including at the Project level), ability to incur additional debt and the provisions in the agreements governing PCT’s debt, and certain other agreements, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
As of March 31, 2021, after giving effect to the transactions contemplated by the Merger Agreement, the offering of the Revenue Bonds, and the issuance of $60 million of the Convertible Notes, PCT had total consolidated debt of $289.3 million of secured indebtedness (representing $310 million in debt, less $20.7 million of discount and issuance costs, as of March 31, 2021, including $231.8 million of indebtedness at the Project level). PCT’s debt service obligations could have important consequences to the Company for the foreseeable future, including the following: (i) PCT’s ability to obtain additional financing for capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of PCT’s cash flow from operating activities must be dedicated to the payment of principal and interest on PCT’s debt, thereby reducing the funds available to us for PCT’s operations and other corporate purposes; and (iii) PCT may be or become substantially more leveraged than some of its competitors, which may place PCT at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.
PCT is required to maintain compliance with certain financial and other covenants under its debt agreements. There are and will be operating and financial restrictions and covenants in certain of PCT’s debt agreements, including the Loan Agreement and the indenture governing PCT’s Convertible Notes, as well as certain other agreements to which PCT is or may become a party. These limit, among other things, PCT’s ability to incur certain additional debt, create certain liens or other encumbrances, sell assets, and transfer ownership interests and transactions with affiliates of PCT. These covenants could limit PCT’s ability to engage in activities that may be in PCT’s best long-term interests. PCT’s failure to comply with certain covenants in these agreements could result in an Event of Default (as defined therein) under the various debt agreements, allowing lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. An Event of Default would also adversely affect PCT’s ability to access its borrowing capacity and pay debt service on its outstanding debt, likely resulting in acceleration of such debt or in a default under other agreements containing cross-default provisions. Under such circumstances, PCT might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by PCT’s financing agreements on its ability to pay dividends, incur additional debt and to take other actions might significantly impair PCT’s ability to obtain other financing, generate sufficient cash flow from operations to enable PCT to pay its debt or to fund other liquidity needs. Such consequences would adversely affect PCT’s business, financial condition, results of operations and prospects.
PCT faces risks and uncertainties related to litigation.

PCT may become subject to, and may become a party to, a variety of litigation, other claims and suits. For example, on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others asserting violations of the federal securities laws (the “Complaints”). The Complaints allege that PCT, certain senior members of management and others made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. The Complaints rely on information included in a research report published on May 6, 2021 by Hindenburg Research LLC (the “Hindenburg Report”). PCT may incur significant expenses as a result of legal matters relating to the Hindenburg Report. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.

In addition, from time to time, PCT may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with our feedstock suppliers and offtake partners as well as strategic partners, intellectual property disputes, additional volatility in the market price of our securities, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements may result in materially adverse monetary damages or injunctive relief against PCT. Any claims or litigation, even if fully indemnified or insured, could damage PCT’s reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. See “Legal Proceedings.”
Risks Related to PCT’s Operations
PCT’s business, financial condition, results of operations and prospects may be adversely affected by the impact of the global outbreak of COVID-19.
The United States is being affected by the COVID-19 pandemic, the full effect of which on global financial markets as well as national, state and local economies is unknown. There can be no assurances as to the materiality, severity and duration of negative economic conditions caused by the pandemic.
In addition to keeping PCT employees healthy and safe, the immediate impact of COVID-19 on PCT relates to the challenges that PCT’s suppliers and contractors may be facing. PCT is a party to certain agreements, including construction contracts and certain long-term feedstock agreements that provide for the supply to PCT of post-industrial and post-consumer resin that contains polypropylene as feedstock with guaranteed minimum and maximum volumes at prices linked to an index for virgin polypropylene in a price schedule with collared pricing and a minimum price floor. The feedstock agreements contain typical provisions for termination by either party due to force majeure, breach of contract, and/or company insolvency. The impact of COVID-19 on such agreements, or the applicable agreements’ termination provisions, is uncertain, and could result in the termination of such agreements.
When PCT is producing UPRP, if the pandemic has not abated, the impact of COVID-19, while uncertain, could be manifested in the challenges faced by PCT’s customers. For example, certain UPRP is intended for use in consumer packaging by consumer goods companies, and there could be volatility in the packaged consumer goods market due to interruptions in consumer access to products resulting from government actions that impact the ability of those companies to produce and ship goods. Product demand trends caused by future economic trends are unclear. PCT has executed offtake agreements providing for a combined guaranteed minimum sale of 63 million pounds per year (“MMlb/yr.”) of UPRP and a maximum volume of 138 MMlb/yr at PCT’s option, which reduces the ability of PCT to quickly respond to changes caused by COVID-19, particularly as the amount of UPRP to be provided for sale under each offtake agreement is determined prior to each year as an annual volume commitment.
There may be additional unknown risks presented by the COVID-19 pandemic that could impact PCT’s operating results. For example, the deadly global outbreak and continuing spread of COVID-19 could have an adverse effect on the value, operating results and financial condition of PCT’s business; as well as the ability of PCT to maintain operations and grow revenue generated from offtake partners and customers and could delay or prevent completion of the Phase II Facility or result in additional costs or reduced revenues. In addition, the impact of COVID-19 is likely to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.

Construction of the Phase II Facility may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of the Phase II Facility could severely impact PCT’s business, financial condition, results of operations and prospects.
The Project will constitute the first of its kind. Construction on the Project commenced in 2018 with the construction of the Phase I Facility comprised of the FEU, operating within an 11,000 square foot building located on the Project site. The FEU was brought online on July 1, 2019. Construction of the Phase II Facility has commenced, will include modifications to 150,000 square feet of existing buildings, utilities and the Project storage area, and is expected to be substantially completed by October 2022. The Company might not be able to achieve completion of the Phase II Facility in the expected timeframe, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a stoppage of work as a result of the COVID-19 outbreak, unexpected construction problems or severe weather. Significant unexpected delays in construction could result in additional costs or reduced revenues, and it could limit the amount of UPRP PCT can produce, which could severely impact PCT’s business, financial condition, results of operations and prospects.
The construction and commissioning of any new project is dependent on a number of contingencies some of which are beyond PCT’s control. There is a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed Project site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance and operations. No assurance can be given that construction will be completed, will be completed on time or will be completed at all, or as to whether PCT, which has provided a Guaranty of Completion of the Project, will have sufficient funds available to complete construction. If the Project is not completed, funds are not likely to be available to pay debt service on PCT’s outstanding debt.
Initially, PCT will rely on a single facility for all of its operations.
Initially, PCT will rely solely on the operations at the Project. Adverse changes or developments affecting the Project could impair PCT’s ability to produce UPRP and its business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Project, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt PCT’s ability to grow and produce UPRP in a timely manner, meet its contractual obligations and operate its business. PCT’s equipment is costly to replace or repair, and PCT’s equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of PCT’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alterative machinery, which could adversely affect PCT’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage PCT has may not be sufficient to cover all of its potential losses and may not continue to be available to PCT on acceptable terms, or at all.
Cyber risk and the failure to maintain the integrity of PCT’s operational or security systems or infrastructure, or those of third parties with which PCT does business, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
PCT is subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of its systems and networks and the confidentiality, availability and integrity of data. Disruptions or failures in the physical infrastructure or operating systems that support PCT’s businesses, offtake partners, feedstock suppliers and customers, or cyber attacks or security breaches of PCT’s networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect PCT’s business, financial condition, results of operations and prospects. While PCT attempts to mitigate these risks, PCT’s systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats.
PCT also maintains and has access to sensitive, confidential or personal data or information in its business that is subject to privacy and security laws, regulations and customer controls. Despite PCT’s efforts to protect such sensitive, confidential or personal data or information, PCT’s facilities and systems and those of its customers, offtake partners, feedstock suppliers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromise of sensitive, confidential or personal data or information or improper use of PCT’s systems and software.
PCT may be unable to sufficiently protect its proprietary rights and may encounter disputes from time to time relating to its use of the intellectual property of third parties.
PCT relies on its proprietary intellectual property, including numerous patents and registered trademarks, as well as its licensed intellectual property under the License Agreement and others to market, promote and sell UPRP products. PCT monitors and protects against activities that might infringe, dilute, or otherwise harm its patents, trademarks and other intellectual property and relies on the patent, trademark and other laws of the U.S. and other countries. However, PCT may be unable to prevent third parties from using its intellectual property without authorization. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, provide less protection for PCT’s proprietary rights than the laws of the U.S. and present greater risks of counterfeiting and other infringement. To the extent PCT cannot protect its intellectual property, unauthorized use and misuse of PCT’s intellectual property could harm its competitive position and have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
Despite PCT’s efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of its technology and processes. PCT’s competitors and other third parties independently may design around or develop similar technology or otherwise duplicate PCT’s services or products such that PCT could not assert its intellectual property rights against them. In addition, PCT’s contractual arrangements may not effectively prevent disclosure of its intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of PCT’s intellectual property or proprietary information and the resulting loss of competitive advantage, and PCT may be required to litigate to protect its intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful.
PCT also may encounter disputes from time to time concerning intellectual property rights of others, and it may not prevail in these disputes. Third parties may raise claims against PCT alleging that PCT, or consultants or other third parties retained or indemnified by PCT, infringe on their intellectual property rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for PCT to conduct its operations in such a way as to avoid all alleged violations of such intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which PCT operates, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against PCT may cause PCT to spend significant amounts to defend the claim, even if PCT ultimately prevails, pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses.
Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as PCT. Even in instances where PCT believes that claims and allegations of intellectual property infringement against it are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of PCT’s management and employees. In addition, although in some cases a third party may have agreed to indemnify PCT for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and PCT may be required to pay monetary damages, which may be significant.
Risks Related to PCT’s Production of UPRP
There is no guarantee the Technology is scalable to commercial-scale operation.
The Technology is based upon generally available commercial equipment to process contaminated polypropylene into clean recycled polypropylene product. Certain of the equipment to be utilized in the Phase II Facility has not operated with the same feedstock in a commercial mode. While PCT has constructed the FEU to demonstrate the process using the same or similar equipment (except at a smaller scale) as the commercial-scale Phase II Facility, the FEU does not operate at a commercial-scale. The collective test data was used to design the Phase II Facility equipment for commercial scale and testing under the intended operating conditions and configuration for the commercial-scale operation to verify reproducibility of results including color, melt flow index, moldability (tensile modulus and other measures) and the odor of the final PCT-produced polypropylene product. While that testing indicated that the FEU can generate recycled polypropylene product that on average meets all of its key parameter targets, PCT cannot guarantee these results will be achieved in commercial-scale operation. Further, of the four quality parameters for UPRP, odor is the most difficult to characterize and measure. PCT’s goal is to generate product that will significantly reduce the odor of the offtake and be comparable or nearly comparable to virgin polypropylene with respect to level of odor, but PCT cannot guarantee that the Project will be capable of achieving the performance guarantees or meeting the requirements of the currently applicable environmental permits. The Project’s failure to achieve the performance guarantees or meet the requirements of the currently applicable environmental permits could impact PCT’s business, financial condition, results of operations and prospects if the possible shortfalls versus specification are not effectively remedied per contract.
PCT may not be successful in finding future strategic partners for continuing development of additional offtake and feedstock opportunities.
PCT may seek to develop additional strategic partnerships to increase feedstock supply and offtake amount due to capital costs required to develop the UPRP product or manufacturing constraints. PCT may not be successful in efforts to establish such strategic partnerships or other alternative arrangements for the UPRP product or Technology because PCT’s research and development pipeline may be insufficient, PCT’s product may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view PCT’s product as having the requisite potential to demonstrate commercial success.
If PCT is unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, PCT may have to curtail the development of UPRP product, reduce or delay the development program, delay potential commercialization, reduce the scope of any sales or marketing activities or increase expenditures and undertake development or commercialization activities at PCT’s own expense. If PCT elects to fund development or commercialization activities on its own, PCT may need to obtain additional expertise and additional capital, which may not be available on acceptable terms or at all. If PCT fails to enter into collaborations and does not have sufficient funds or expertise to undertake the necessary development and commercialization activities, PCT may not be able to further develop product candidates and PCT’s business, financial condition, results of operations and prospects may be materially and adversely affected.
PCT’s failure to secure waste polypropylene could have a negative impact on PCT’s business, financial condition, results of operations and prospects.
PCT’s ability to procure a sufficient quantity and quality of post-industrial and post-consumer resin that contains polypropylene as feedstock is dependent upon certain factors outside of PCT’s control including, but not limited to, changes to pricing levels for waste polypropylene, recycled polypropylene and non-recycled polypropylene, shortages in supply, interruptions affecting suppliers (including those due to operational restraints, industrial relations, transportation difficulties, accidents or natural disasters), or the introduction of new laws or regulations that make access to waste polypropylene more difficult or expensive. PCT has entered into four feedstock supply agreements each for a term of three years with automatic one-year renewals for 17 years, and one feedstock supply agreement for a term ending October 31, 2023 (collectively, the “Feedstock Supply Agreements”). The Feedstock Supply Agreements are subject to prior termination by either party upon ninety days’ notice prior to expiration of the current term. The Feedstock Supply Agreements provide for a combined guaranteed minimum of 60 MMlb/yr. of feedstock and at PCT’s option for a combined maximum of 195 MMlb/yr., and up to a combined 210 MMlb/yr. as an option to be mutually agreed to. The amount of feedstock to be supplied each year by each supplier is determined prior to each year in an Annual Volume Commitment (as defined therein). The feedstock suppliers guarantee that they will not sell to other parties or otherwise dispose of any portion of feedstock up to the Annual Volume Commitment. While there are no penalties stated in the Feedstock Supply Agreements for failure of either party to deliver and/or accept the committed quantity of feedstock, PCT may terminate an agreement by giving notice of nonrenewal as indicated above. While PCT believes it has sourced sufficient feedstock of desirable quality, it cannot guarantee that feedstock suppliers will have sufficient quantities available and at the appropriate specifications in accordance with their respective agreements with PCT. If feedstock is not available to PCT in sufficient quantity and of requisite quality, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.

Because PCT’s global expansion requires sourcing feedstock and supplies from around the world, including Europe, changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect PCT’s business, financial condition, results of operations and prospects.
PCT’s global expansion model will require sourcing feedstock from suppliers around the world. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. If any restrictions or significant increases in costs or tariffs are imposed related to feedstock sourced from Europe, or elsewhere, as a result of amendments to existing trade agreements, and PCT’s supply costs consequently increase, PCT may be required to raise UPRP prices, which may result in decreased margins, the loss of customers, and a material adverse effect on PCT’s financial results. The extent to which PCT’s margins could decrease in response to any future tariffs is uncertain. PCT continues to evaluate the impact of effective trade agreements, as well as other recent changes in foreign trade policy on its supply chain, costs, sales and profitability. PCT is actively working through strategies to mitigate such impact, including reviewing feedstock sourcing options and working with feedstock suppliers. In addition, COVID-19 has resulted in increased travel restrictions and the extended shutdown of certain businesses throughout the world. The impact of COVID-19 on PCT’s business is uncertain at this time and will depend on future developments; however, prolonged closures in Europe, and elsewhere, may disrupt the operations of certain feedstock suppliers, which could, in turn, negatively impact PCT’s business, financial condition, results of operations and prospects. Any such impact could be material.
Risks Related to the Market for UPRP
The market for UPRP is still in the development phase and the acceptance of UPRP by manufacturers and potential customers is not guaranteed.
The customer approval process for the UPRP product may take longer than expected and certain potential customers may be slow to accept the product produced by PCT or may not accept it at all. PCT has agreed to a strategic partnership term sheet to enter into an offtake agreement with a term of 20 years, whereby PCT guarantees the UPRP product to meet specific criteria for color and opacity. There is no odor specification in the offtake agreements. Any such changes may require modifications to its executed offtake agreements, which provide for a combined guaranteed minimum sale of 63 MMlb/yr of UPRP at PCT’s option, and a combined maximum of 138 MMlb/yr. The amount of UPRP to be provided for sale under each agreement is determined prior to each year as an Annual Volume Commitment. PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, customer’s internal policies, and technical, safety, and other qualifications for UPRP use in the customer’s products. Upon delivery, the customer will have 30 days to inspect the UPRP and either accept or reject the material. Provided PCT has sufficient feedstock and that the UPRP meets the product specifications and conditions as determined in each offtake agreement, PCT should have sufficient product offtake capacity to accommodate a production rate of 107 MMlb/yr. The inability of PCT to provide, and there is no guarantee that PCT will be able to provide, product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.
Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.
While PCT expects the price of its UPRP to continue to command a premium over the price of virgin resin and not be subject to fluctuations in the price of virgin PP, there is no guarantee of this result. Offtake agreements contain pricing for PCT’s products at both fixed prices and Index prices. PCT is using Information Handling Services provided by IHS Market Ltd (“IHS”) as it relates to the monthly market movement price mechanism index known as “Global Plastics & Polymers Report, Month-End: Polypropylene (PP)” and “Homopolymer (GP Inj. Mldg.),” with the price description terms of “Contract-market; HC Bulk, Delivered; Ex-Discounts, rebates” (delivered via railcar), based on the lower value listed in “Cts/Lb.” Over the last year the index has been as high as $1.13 in April 2021 and as low as $0.54 in April 2020. Should the modeled index price forecasted by IHS be materially lower than the IHS estimate, PCT’s business, financial condition, results of operations and prospects may be materially adversely impacted.
Competition could reduce demand for PCT’s products or negatively affect PCT’s sales mix or price realization. Failure to compete effectively by meeting consumer preferences, developing and marketing innovative solutions, maintaining strong customer service and distribution relationships, and expanding solutions capabilities and reach could adversely affect PCT’s business, financial condition, results of operations and prospects.
While PCT expects to produce a unique product in its UPRP, PCT operates in a competitive global market for polypropylene sources — virgin and recycled polypropylene. Competitors or new entrants might develop new products or technologies which compete with PCT and its proprietary Technology. PCT cannot predict changes that might affect its competitiveness or whether existing competitors or new entrants might develop products that reduce demand for PCT’s UPRP. The development of new products or technologies which compete with PCT’s UPRP may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
In addition, PCT has granted a sublicense of P&G intellectual property back to P&G under the terms of the License Agreement, with a limited right to sublicense by P&G (the “Grant Back”). Under the Grant Back, for five years after the effective date of the License Agreement, the aggregate tonnage that may be produced under the Grant Back will be capped at a certain level per year worldwide. Beyond year 5, that aggregate annual tonnage will be expanded for each of the six regions worldwide. P&G has agreed that territory under the Grant Back will exclude the start of construction of a plant within a certain radius of the Project for five years from the effective date of the License Agreement. If P&G is able to establish production, either on its own or through a sublicense agreement with another partner, in any territory, P&G production will remain capped within that territory beyond the 5 years. If P&G sublicenses the P&G intellectual property under the Grant Back to other manufacturers, UPRP production and supply could increase, adversely impacting PCT’s business, financial condition, results of operations and prospects.
Risks Related to Regulatory Developments
PCT may not be able to meet applicable regulatory requirements for the use of PCT’s UPRP in food grade applications, and, even if the requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to the UPRP and PCT’s facilities will be time-consuming and costly.
The use of UPRP in food grade applications is subject to regulation by the U.S. Food and Drug Administration (“FDA”). The FDA has established certain guidelines for the use of recycled plastics in food packaging, as set forth in the “Guidance for Industry - Use of Recycled Plastics in Food Packaging: Chemistry Considerations (August 2006)”. In order for the UPRP to be used in food grade applications, PCT will request one or more Letters of No Objection (“LNO”) from the FDA. The process for obtaining an LNO will include FDA evaluation of both the PCT purification process, the Technology, as well as the recycled feedstock resin. As such, PCT may seek multiple LNOs for type of use and for different sources of feedstock. In addition, as needed, individual surrogate challenge testing and migration studies will be conducted to simulate articles in contact with food.
PCT cannot guarantee the receipt of the LNOs and a failure to receive the requested LNOs will have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
Furthermore, changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect PCT’s business, financial condition, results of operations and prospects.
PCT expects to encounter regulations in most if not all of the countries in which PCT may seek to expand, and PCT cannot be sure that it will be able to obtain necessary approvals in a timely manner or at all. If PCT’s UPRP does not meet applicable regulatory requirements in a particular country or at all, then PCT may face reduced market demand in those countries and PCT’s business, financial condition, results of operations and prospects will be adversely affected.
The various regulatory schemes applicable to PCT’s UPRP will continue to apply following initial approval. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements is time-consuming and may affect our business, financial condition, results of operation and prospects. If PCT fails to comply with such requirements on an ongoing basis, PCT may be subject to fines or other penalties, or may be prevented from selling UPRP, and PCT’s business, financial condition, results of operation and prospects may be harmed.
The operation of and construction of the Project is subject to governmental regulation.

Under the loan agreement entered into in connection with PCT’s outstanding Revenue Bonds (the “Loan Agreement”), PCT must: (i) not commence construction or operation of the Project prior to receipt of all applicable permits and easements required for the particular phase of construction or operation; (ii) abide by the terms and conditions of all such permits and easements; and (iii) operate the Project at all times in the manner required or permitted by such permits and easements.
PCT has not identified any technical or engineering circumstances that it believes would prevent the issuance of the key permits and approvals required for construction and operation of the Project in the ordinary course consistent with the planned construction of the Project. Delays in or failure to obtain and maintain any required permit or approval, or delay in satisfying or failure to satisfy any condition or requirement or any approval or permit could delay or prevent completion of the Project or result in additional costs or reduced revenues. Federal, state and local statutory and regulatory requirements applicable to construction and operation of the Project are subject to change. No assurance can be given that PCT or any other affected party will be able to comply with such changes. Additional statutory or regulatory requirements may be imposed upon the Project in the future, which might materially increase costs of operation or maintenance.
Legislative, regulatory or judicial developments could affect PCT’s business, financial condition, results of operations and prospects.
PCT is subject to extensive air, water and other environmental and workplace safety laws and regulations at the federal and state level. In addition, PCT will be subject to additional regulatory regimes upon expanding to new regions, including foreign regulatory authorities in the European Union (“EU”) such as the European Commission, the European Food Safety Authority (“EFSA”), and similar regulatory authorities elsewhere, such as in Asia. Some of these laws require or may require PCT to operate under a number of environmental permits. These laws, regulations and permits can often require pollution control equipment or operational changes to limit actual or potential impacts to the environment. These laws, regulations and permit conditions may change and become more difficult to comply with. A violation of these laws, regulations or permit conditions could result in substantial fines, damages, criminal sanctions, permit revocations and/or a plant shutdown. Any such action may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
Risks Related to Human Capital Management
PCT is dependent on management and key personnel, and PCT’s business would suffer if it fails to retain its key personnel and attract additional highly skilled employees.
PCT’s success is dependent on the specialized skills of its management team and key operating personnel. This may present particular challenges as PCT operates in a highly specialized industry sector, which may make replacement of its management team and key operating personnel difficult. A loss of the managers or key employees, or their failure to satisfactorily perform their responsibilities, could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
PCT’s future success will depend on its ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of its organization, particularly research and development, recycling technology, operations and sales. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which PCT competes for experienced employees have greater resources than PCT does and may be able to offer more attractive terms of employment. In addition, PCT invests significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. PCT may not be able to attract, develop and maintain the skilled workforce necessary to operate its business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which will negatively impact PCT’s business, financial condition, results of operations and prospects.
PCT’s management has limited experience in operating a public company.
PCT’s executive officers and directors have limited experience in the management of a publicly traded company subject to significant regulatory oversight and the reporting obligations under federal securities laws. PCT’s management team may not successfully or effectively manage its transition to a public company following the Merger. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of PCT. It is possible that PCT will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods.
Risks Related to PCT’s common stock
An active trading market for PCT’s common stock may never develop or be sustained, which may make it difficult to sell the shares of PCT’s common stock you purchase.
An active trading market for PCT’s common stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for you to sell your shares of the Company’s common stock at an attractive price (or at all). The market price of PCT’s common stock may decline below your purchase price, and you may not be able to sell your shares of the Company’s common stock at or above the price you paid for such shares (or at all).
There can be no assurance that PCT will be able to comply with the continued listing standards of NASDAQ.
The Company’s common stock, warrants and units are currently listed on NASDAQ under the symbols “PCT,” “PCTTW” and “PCTTU,” respectively. NASDAQ requires listed companies to comply with NASDAQ’s continued listing standards. If PCT is unable to comply with NASDAQ’S continued listing standards, NASDAQ could delist PCT’s securities from trading on NASDAQ and, in such a case, PCT and its stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for PCT’s securities;
•reduced liquidity for PCT’s securities;
•a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the Company’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for PCT’s securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The market price of the Company’s common stock is likely to be highly volatile, and you may lose some or all of your investment.
The market price of PCT’s common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•the impact of COVID-19 pandemic on PCT’s business;
•the inability to maintain the listing of PCT’s shares of common stock on NASDAQ;
•the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, PCT’s inability to grow and manage growth profitably, and retain its key employees;
•changes in applicable laws or regulations;
•risks relating to the uncertainty of PCT’s projected financial information; and
•risks related to the organic and inorganic growth of PCT’s business and the timing of expected business milestones.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of PCT’s common stock, regardless of PCT’s actual operating performance.

The former stockholders of ROCH have the right to elect a certain number of directors to our board of directors.
The terms of the Investor Rights Agreement provide a majority of those stockholders of ROCH party to such agreement (which does not include public stockholders of ROCH) the right to elect two directors to the board of directors of PCT for a period of two years following the Closing Date, provided that in the event a majority of the holders of the Pre-PIPE shares choose to select one of such designees, they are entitled to so choose one until the Pre-PIPE Investors no longer hold 10% or more of PCT’s outstanding common stock and such stockholders of ROCH are entitled to choose the other. Pursuant to these provisions and effective upon the consummation of the Business Combination, ROCH designated Mr. Fernando Musa to assume a seat on PCT’s board of directors and the holders of the Pre-PIPE Shares designated Mr. Jeffrey Fieler to assume the other seat as an IRA Designee. As a result of the percentage of PCT common stock represented by parties to the Investor Rights Agreement following the Closing Date, it is unlikely that public stockholders of PCT will have the ability to effectively influence the election of directors during the period these provisions of the Investor Rights Agreement are applicable. While the directors designated pursuant to the Investor Rights Agreement are obligated to act in accordance with their applicable fiduciary duties, their interests may be aligned with the interests of the investors they represent, which may not always coincide with our corporate interests or the interests of our other stockholders.
If securities or industry analysts do not publish research or reports about PCT, or publish negative reports, PCT’s stock price and trading volume could decline.
The trading market for PCT’s common stock depends, in part, on the research and reports that securities or industry analysts publish about PCT. PCT does not have any control over these analysts. If PCT’s financial performance fails to meet analyst estimates or one or more of the analysts who cover PCT downgrade its common stock or change their opinion, PCT’s stock price would likely decline. If one or more of these analysts cease coverage of PCT or fail to regularly publish reports on PCT, it could lose visibility in the financial markets, which could cause PCT’s stock price or trading volume to decline.
Because PCT does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.
PCT currently anticipates that it will retain future earnings for the development, operation and expansion of its business and does not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of PCT’s shares of common stock would be your sole source of gain on an investment in such shares for the foreseeable future.
The exercise of registration rights or sales of a substantial amount of PCT’s common stock may adversely affect the market price of PCT’s common stock.
In connection with the consummation of the Business Combination, Roth Capital Partners, LLC (“Roth”), Craig-Hallum Capital Group, LLC (“C-H”), PCT and certain Initial Stockholders and PCT Unitholders (collectively, the “IRA Holders”) entered into an Investor Rights Agreement pursuant to which PCT will be obligated to file a registration statement to register the resale of certain securities of PCT held by the IRA Holders. IRA Holders have certain demand rights and “piggy-back” registration rights, subject to certain requirements and customary conditions. PCT also agreed to register the shares of the Company’s common stock issued in connection with the PIPE prior to the consummation of the Business Combination pursuant to the PIPE Registration Rights Agreement.
In connection with its issuance of Convertible Notes, PCT entered into a registration rights agreement (the “Magnetar Registration Rights Agreement”) with a series of funds affiliated with Magnetar Capital LLC (the “Magnetar Investors”). Pursuant to the Magnetar Registration Rights Agreement, PCT, ROCH, or an affiliate thereof is required to file a registration statement to register the resale of the Common Stock (as defined therein) held by the Magnetar Investors upon conversion of the Convertible Notes no later than 60 days following the consummation of the Business Combination, and is required to have such registration statement declared effective by a certain period of time or pay liquidated damages. The Magnetar Investors also have certain demand rights, subject to certain requirements and customary conditions.
The aggregate number of shares of PCT’s Common Stock that will be entitled to registration under the Investor Rights Agreement (based on the minimum number of PCT Unitholders required to enter into the Investor Rights Agreement to satisfy a closing condition from the Merger Agreement to the Business Combination), the PIPE Registration Rights Agreement and the Magnetar Registration Rights Agreement is approximately 94.3 million. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of the Company’s common stock.
Future offerings of debt or offerings or issuances of equity securities by PCT may adversely affect the market price of the PCT’s common stock or otherwise dilute all other stockholders.
In the future, PCT may attempt to obtain financing or to further increase PCT’s capital resources by issuing additional shares of PCT’s common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. PCT also expects to grant equity awards to employees, directors, and consultants under PCT’s stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. PCT would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.
Issuing additional shares of PCT’s common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of PCT’s existing stockholders or reduce the market price of PCT’s common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of PCT’s available assets prior to the holders of PCT’s common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit PCT’s ability to pay dividends to the holders of PCT’s common stock. PCT’s decision to issue securities in any future offering will depend on market conditions and other factors beyond PCT’s control, which may adversely affect the amount, timing and nature of PCT’s future offerings.
Certain provisions of the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws could hinder, delay or prevent a change in control of PCT, which could adversely affect the price of the PCT’s common stock.
Certain provisions of the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws could make it more difficult for a third party to acquire PCT without the consent of PCT’s board of directors. These provisions include:
•authorizing the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of PCT’s common stock;
•prohibiting stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;
•providing that the board of directors is expressly authorized to make, alter or repeal the Amended and Restated Bylaws;
•until the fifth anniversary of the effectiveness of the Amended and Restated Certificate of Incorporation, providing that directors may be removed only for cause and then only by the affirmative vote of the holders of a majority of the voting power of the outstanding shares then entitled to vote in an election of directors, voting together as a single class;
•providing that vacancies on PCT’s board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;
•prohibiting stockholders from calling special meetings of stockholders;
•until the fifth anniversary of the effectiveness of the Amended and Restated Certificate of Incorporation, requiring the affirmative vote of the holders of at least 66 2∕3% in voting power of the outstanding shares then entitled to vote in an election of directors, voting together as a single class, to amend certain provisions of the Amended and Restated Bylaws and certain provisions of the Amended and Restated Certificate of Incorporation;

•establishing advance notice requirements for nominations for elections to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•establishing a classified board of directors until the fifth anniversary of the effectiveness of the Amended and Restated Certificate of Incorporation, as a result of which PCT’s board of directors will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting.
In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by PCT’s management or our board of directors. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to them. These anti-takeover provisions could substantially impede your ability to benefit from a change in control or change PCT’s management and board of directors and, as a result, may adversely affect the market price of PCT’s common stock and your ability to realize any potential change of control premium.”
General Risk Factors
PCT may be unable to obtain additional financing to fund the operations and growth of the business following the consummation of the Business Combination.
PCT may require additional financing to fund its operations or growth following the consummation of the Business Combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of PCT. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect its business. In addition, PCT may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to PCT on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for PCT to operate its business or implement its growth plans.
PCT is an emerging growth company, and PCT cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make its shares less attractive to investors.
PCT is an emerging growth company, as defined in the JOBS Act. For as long as PCT continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. PCT will remain an emerging growth company until the earlier of (1) the date (a) December 31, 2025, (b) in which PCT has total annual gross revenue of at least $1.07 billion or (c) in which PCT is deemed to be a large accelerated filer, which means the market value of shares of PCT’s common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which PCT has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. PCT has irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, PCT will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Even after PCT no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this prospectus and PCT’s periodic reports and proxy statements.
PCT cannot predict if investors will find its common stock less attractive because PCT may rely on these exemptions. If some investors find PCT’s common stock less attractive as a result, there may be a less active trading market for the common stock and its market price may be more volatile.

PCT identified certain material weaknesses in its internal control over financial reporting. If PCT is unable to remediate these material weaknesses, or if PCT identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, PCT may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect PCT’s business and stock price.
In connection with the preparation and audit of PCT’s consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020, 2019 and 2018, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:
•PCT did not have sufficient, qualified personnel to determine the appropriate accounting treatment for its complex agreements or transactions that required technical accounting analysis;
•PCT’s lack of sufficient personnel also resulted in inadequate segregation of duties in the design and operation of the internal controls over financial reporting;
•PCT’s lack of formal processes and controls resulted in an ineffective control environment, which led to an inadequate review of the financial statements and financial reporting;
•PCT did not design and maintain effective controls over certain information technology (“IT”) controls for information systems that are relevant to the preparation of its financial statements, specifically with respect to user access, to ensure appropriate segregation of duties that adequately restrict user access to financial applications, programs, and data to appropriate company personnel; and
•PCT did not design and maintain effective controls surrounding the completeness and cutoff of expenses and payables, such that certain expenses paid by a related entity on behalf of PCT were not appropriately allocated to PCT, and certain transactions were recorded in the period when the invoice was received rather than accrued in the period when the activity took place.
These material weaknesses could result in a misstatement of substantially all of PCT’s accounts or disclosures, which would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. PCT has begun implementation of a plan to remediate the material weaknesses described above. Those remediation measures are ongoing and include the following:
•Previously, there were two accounting employees; both were part time, and one of which was an accounts payable clerk. PCT management is increasing staffing and has brought in outside technical accounting resources. PCT has since hired a CFO, a Vice President of Finance, a Corporate Controller, a Plant Controller and an AP/AR Analyst and will continue to build a qualified accounting and finance team. PCT has also engaged a public accounting firm to assist with financial reporting and advise on technical accounting issues;
•PCT is evaluating its IT systems user access and developing formal policies; and
•PCT is establishing a process to maintain checklists tracking related entity payments as part of its monthly close processes and is instituting policies to strengthen its receipt and processing of purchase orders to monitor accrual determinations. Furthermore, payment for almost all PCT expenses has been moved to PCT, with only a limited number of expenses paid by a related entity for situations where there is a shared contract.
PCT plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. PCT cannot assure you that the measures it has taken to date and may take in the future will be sufficient to remediate the control deficiencies that led to PCT’s material weaknesses in internal control over financial reporting or that PCT will prevent or avoid potential future material weaknesses. The effectiveness of PCT’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If PCT is unable to remediate the material weaknesses, its ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect PCT’s reputation and business and the market price of the Company’s common stock.
In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of PCT’s securities and harm to PCT’s reputation and financial condition, or diversion of financial and management resources from the operation of PCT’s business.
PCT will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
PCT will face increased legal, accounting, administrative and other costs and expenses as a public company that PCT did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require PCT to carry out activities PCT has not done previously. For example, PCT created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify material weaknesses in addition to those disclosed herein or a significant deficiency in the internal control over financial reporting), PCT could incur additional costs rectifying those issues, and the existence of those issues could adversely affect PCT’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance in such a situation. Risks associated with PCT’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require PCT to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Certain of PCT’s warrants may be accounted for as a warrant liability and may be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of PCT’s common stock.

PCT has 199,125 warrants that were issued in private placements that occurred concurrently with ROCH’s initial public offering (the “private warrants”). These private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by PCT and exercisable by such holders on the same basis as the warrants included in the units sold in ROCH’s initial public offering, in which case the 199,125 private warrants could be redeemed by PCT for $1,991. Under U.S. GAAP, PCT is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount dependent upon the characteristics of the holder precludes these warrants from being considered indexed to PCT’s common stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by the initial purchaser or a permitted transferee, cannot be redeemed by PCT and are exercisable on a cashless basis at the holder’s option, the requirements for accounting for these warrants as equity are not satisfied. Therefore, PCT will account for these private warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of PCT’s common stock.
PCT’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act that will be applicable to it after the Business Combination is consummated could negatively impact its business.
PCT was not previously subject to Section 404 of the Sarbanes-Oxley Act. However, following the consummation of the Business Combination, PCT is required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of PCT as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the Business Combination. If PCT is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PIPE Placement
In connection with the execution of the Merger Agreement, ROCH entered into Subscription Agreements, each dated as of November 16, 2020, with the Subscribers (as defined in the Subscription Agreements), pursuant to which the Subscribers agreed to purchase, and ROCH agreed to sell the Subscribers, an aggregate of 25 million shares of ROCH Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $250.0 million (the “PIPE Placement” or “PIPE”).
The PIPE Placement closed immediately prior to the Business Combination on the Closing Date. The placement agents received customary fees in connection with such closing equal to approximately $4.8 million in the case of Roth Capital and approximately $3.4 million each in the case of Craig-Hallum Capital Group LLC and Oppenheimer & Co. Inc. The shares of ROCH Common Stock issued to the Subscribers were exchanged for shares of Company Common Stock upon consummation of the Business Combination.
The shares issued to the Subscribers in the PIPE Placement on the Closing Date were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.
This summary is qualified in its entirety by reference to the text of the Subscription Agreement, which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies, LLC. (1)†

3.1	Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021.(2)

3.2	Amended and Restated Bylaws of PureCycle Technologies, Inc.(2)

4.1	Specimen Common Stock Certificate.(1)

4.2	Specimen Warrant Certificate (included in Exhibit 4.4).(2)

4.3	Specimen Unit Certificate.(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Roth CH Acquisition I Co.(2)

4.5
Second Supplemental Indenture, dated as of March 17, 2021, by and between PureCycle Technologies LLC, PureCycle Technologies Holdings Corp., PureCycle Technologies, Inc. and U.S. Bank National Association, in its capacity as trustee and collateral agent.(2)

4.6
Amended and Restated Guaranty of Completion, made and entered into as of May 11, 2021 and effective as of October 7, 2020, by PureCycle Technologies LLC, a Delaware limited liability company (the “Guarantor”), in favor of UMB Bank, N.A., a national banking association, as trustee.*

10.1	Subscription Agreement for the PIPE Placement.(3)

10.2	PIPE Registration Rights Agreement. (3)

10.3	Form of Investor Rights Agreement.(2)

10.4	PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan.(1)

10.5	Form of Restricted Stock Agreement.(1)

10.6	Form of Indemnification Agreement.(2)

10.7	Joinder Agreement to the Note Purchase Agreement, dated March 17, 2021, by and between PureCycle Technologies LLC and Roth CH Acquisition I Co. Parent Corp.(2)

10.8	Nonqualified Stock Option Agreement, dated March 17, 2021, by and between PureCycle Technologies, Inc. and Michael Dee.(2)

10.9	Amendment, dated May 10, 2021, to Nonqualified Stock Option Agreement, dated March 17, 2021, by and between PureCycle Technologies, Inc. and Michael Dee.(5)

10.10
Side Letter agreement, dated February 12, 2021, by and between PureCycle Technologies, Inc and The Procter & Gamble Company amending certain provisions of the Amended and Restated Patent License Agreement, dated July 28, 2020, by and between PureCycle Technologies LLC and The Procter & Gamble Company.* **

10.11	Magnetar Registration Rights Agreement. *

10.12	PureCycle Technologies, Inc. Executive Severance Plan, dated May 10, 2021. (5)

31.1	Rule 13a – 14(a) Certification by Michael Otworth, Chairman and Chief Executive Officer, for the quarter ended March 31, 2021.*

31.2	Rule 13a – 14(a) Certification by Michael Dee, Chief Financial Officer, for the quarter ended March 31, 2021.*

32.1	Section 1350 Certification by Michael Otworth, Chairman and Chief Executive Officer, for the quarter ended March 31, 2021.*

32.2	Section 1350 Certification by Michael Dee, Chief Financial Officer, for the quarter ended March 31, 2021.*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Unaudited Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020.
(ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020.
(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three Months Ended March 31, 2021 and 2020.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020.
(v) Notes to the Condensed Consolidated Financial Statements

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1)    Previously filed as an exhibit to Roth CH Acquisition I Co. Parent Corp.’s Registration Statement on Form S-4, as amended (File No. 333-250847).
(2)    Previously filed as an exhibit to PureCycle Technologies, Inc.’s (formerly known as Roth CH Acquisition I Co. Parent Corp.’s) Registration Statement on Form S-1, as amended (File No. 333-251034).
(3)    Previously filed as an exhibit to Roth CH Acquisition I Co.’s Current Report on Form 8-K filed on November 16, 2020.
(4)    Previously filed as an exhibit to PureCycle Technologies, Inc.’s Current Report on Form 8-K filed on March 22, 2021.
(5)    Previously filed as an exhibit to PureCycle Technologies, Inc.’s Current Report on Form 8-K filed on May 14, 2021.
*    Filed herewith.
**    Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
†    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURECYCLE TECHNOLOGIES INC.
(Registrant)
By: ___/s/ Michael Otworth_________________
Michael Otworth
Chief Executive Officer
(Principle Executive Officer)

By: ___/s/ Michael Dee_____________________
Michael Dee
Chief Financial Officer
(Principle Financial Officer)

Date: May 19, 2021