Form 10-Q
period 2021-06-30
PureCycle Technologies, Inc.
filed 2021-08-12
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 12, 2021, there were approximately 117,356,725 shares of the registrant's common stock outstanding, par value $0.001 per share, outstanding.

PureCycle Technologies, Inc.
QUARTERLY REPORT on FORM 10-Q
TABLE OF CONTENTS

PureCycle Technologies, Inc.
PART I - FINANCIAL INFORMATION (CONTINUED)
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the outcome of any legal proceedings to which PCT is, or may become a party, and the financial condition, results of operations, earnings outlook and prospects of PCT. Forward-looking statements generally relate to future events or PCT’s future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors,” those discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:
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

•    PCT’s ability to build its first U.S. cluster facility, located in Augusta, Georgia (the “Augusta Facility”), in a timely and cost-effective manner.

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

PureCycle Technologies, Inc.
PART I - FINANCIAL INFORMATION (CONTINUED)
securities class action cases;

•    the ability to recognize the anticipated benefits of the Business Combination;

•    unexpected costs related to the Business Combination;

•    geopolitical risk and changes in applicable laws or regulations;

•    the possibility that PCT may be adversely affected by other economic, business, and/or competitive factors;

•    operational risk; and

•    the risk that the COVID-19 pandemic, including any variants and the efficacy and distribution of vaccines, and local, state, federal and international responses to addressing the pandemic may have an adverse effect on PCT’s business operations, as well as PCT’s financial condition and results of operations.

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

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands except per share data)	June 30, 2021	December 31, 2020
CURRENT ASSETS
Cash	$37,703	$64,492
Debt securities available for sale	200,432	—
Prepaid expenses and other current assets	3,345	446
Total current assets	241,480	64,938
Restricted cash	300,871	266,082
Prepaid royalties and licenses	4,375	2,890
Property, plant and equipment, net	138,411	70,218
TOTAL ASSETS	$685,137	$404,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$601	$1,058
Accrued expenses	40,266	26,944
Accrued interest	2,297	4,951
Notes payable – current	36	122
Total current liabilities	43,200	33,075
NON-CURRENT LIABILITIES
Deferred research and development obligation	1,000	1,000
Deferred revenue	5,000	—
Notes payable	59,203	26,477
Bonds payable	232,037	235,676
Warrant liability	17,899	—
TOTAL LIABILITIES	$358,339	$296,228

COMMITMENT AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 117,339 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	117	—
Class A Units - no par value; 0 and 3,981 units authorized; 0 and 3,612 units issued and outstanding as of June 30, 2021 and December 31, 2020	—	38
Class B Preferred Units - no par value; 0 and 1,938 units authorized; 0 and 1,938 units issued and outstanding as of June 30, 2021 and December 31, 2020	—	21
Class B-1 Preferred Units - no par value; 0 and 1,146 units authorized, 0 and 1,105 units issued and outstanding as of June 30, 2021 and December 31, 2020	—	16

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

Class C Units – no par value; 0 and 1,069 units authorized, 0 and 865 units issued and 0 and 775 units outstanding as of June 30, 2021 and December 31, 2020	—	7
Additional paid-in capital	456,310	192,381
Accumulated other comprehensive loss	(106)	—
Accumulated deficit	(129,523)	(84,563)
TOTAL STOCKHOLDERS' EQUITY	326,798	107,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,137	$404,128
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(in thousands except per share data)
Costs and expenses
Operating costs	$2,411	$1,793	$4,541	$3,476
Research and development	224	9	771	357
Selling, general and administrative	7,259	1,048	14,883	2,286
Total operating costs and expenses	9,894	2,850	20,195	6,119
Interest expense	6,054	597	12,143	1,185
Change in fair value of warrants	(359)	1,120	13,262	1,775
Other expense	(312)	(152)	(203)	(100)
Total other expense	5,383	1,565	25,202	2,860
Net loss	$(15,277)	$(4,415)	$(45,397)	$(8,979)
Loss per share
Basic and diluted	$(0.13)	$(0.19)	$(0.54)	$(0.48)
Weighted average common shares
Basic and diluted	117,346	27,156	84,284	27,156

Other comprehensive loss:
Unrealized loss on debt securities available for sale	$(106)	$—	$(106)	$—
Total comprehensive loss	$(15,383)	$(4,415)	$(45,503)	$(8,979)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Six Months Ended June 30, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	$—	3,612	$88,081	1,938	$20,071	1,105	$41,162	775	$11,967	$31,182	$—	$(84,563)	$107,900
Conversion of stock	—	—	34,386	(88,043)	18,690	(20,050)	15,217	(41,146)	5,936	(11,960)	161,199	—	—	$—
Balance at December 31, 2020, effect of reverse recapitalization conversion	—	$—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(84,563)	$107,900
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	—	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $27.9 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	—	293,966
Issuance of restricted stock awards	775	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Forfeiture of restricted stock	(3)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Equity based compensation	—	—	—	—	—	—	—	—	—	—	68	—	—	68
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(30,120)	(30,120)
Balance, March 31, 2021	117,349	$117	—	$—	—	$—	—	$—	—	$—	$455,475	$—	$(114,246)	$341,346
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	—	—	—	—	835	—	—	835
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,277)	(15,277)
Balance, June 30, 2021	117,339	$117	—	$—	—	$—	—	$—	—	$—	$456,310	$(106)	$(129,523)	$326,798

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Six Months Ended June 30, 2020
	Common stock		Class A		Class B Preferred		Class B-1 Preferred			Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units		Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2019	—	$—	2,581	$387	1,728	$1,898	630		$23,656	436	$4,054	$107	$—	$(27,722)	$2,380
Conversion of stock	—	—	24,575	(360)	16,660	(1,880)	8,670		(23,647)	3,625	(4,050)	29,937	—	—	—
Balance at December 31, 2019, effect of reverse recapitalization conversion	—	—	27,156	$27	18,388	$18	9,300		$9	4,061	$4	$30,044	$—	$(27,722)	$2,380
Issuance of units	—	—	—	—	—	—	4,578		5	—	—	11,569	—	—	11,574
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—		—	362	—	417	—	—	417
Net loss	—	—	—	—	—	—	—		—	—	—	—	—	(4,564)	(4,564)
Balance, March 31, 2020	—	$—	27,156	$27	18,388	$18	13,878		$14	4,423	$4	$42,030	$—	$(32,286)	$9,807
Issuance of units	—	—	—	—	—	—	393	—	—	—	—	920	—	—	920
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—		—	147	1	172	—	—	173
Net loss	—	—	—	—	—	—	—		—	—	—	—	—	(4,415)	(4,415)
Balance, June 30, 2020	—	$—	27,156	$27	18,388	$18	14,271		$14	4,570	$5	$43,122	$—	$(36,701)	$6,485
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(45,397)	$(8,979)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	1,142	590
Fair value change of warrants	13,262	1,775
Depreciation expense	985	934
Accretion of debt instrument discounts	112	—
Amortization of debt issuance costs	1,396	—
Issuance costs attributable to warrants	109	—
Amortization of premium on debt securities	165	—
Gain on extinguishment of secured term loan	(314)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,899)	(22)
Prepaid royalties and licenses	(1,485)	(40)
Accounts payable	(725)	(1,187)
Accrued expenses	(13,082)	476
Accrued interest	(1,251)	(737)
Deferred revenue	5,000	—
Net cash used in operating activities	$(42,982)	$(7,190)
Cash flows from investing activities
Construction of plant	(42,229)	(1,557)
Purchase of debt securities, available for sale	(200,703)	—
Net cash used in investing activities	$(242,932)	$(1,557)
Cash flows from financing activities
Proceeds from secured term loan	—	314
Proceeds from promissory note	91	—
Payments on promissory note from related parties	—	(600)
Payments on advances from related parties	—	(2,333)
Payments on promissory notes	(55)	—
Proceeds from ROCH and PIPE financing, net of issuance costs	298,461	—
Convertible notes issuance costs	(480)	—
Bond issuance costs	(4,067)	—
Proceeds from issuance of units	—	12,493
Payments on redemption of vested Legacy PCT profit interests	(36)	—
Net cash provided by financing activities	$293,914	$9,874
Net increase in cash and restricted cash	8,000	1,127
Cash and restricted cash, beginning of period	330,574	150
Cash and restricted cash, end of period	$338,574	$1,277
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	$11,948	$1,120
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$26,404	$—
Additions to property, plant, and equipment in accounts payable	$268	$1,062
Additions to property, plant, and equipment in accrued interest	$277	$30

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Non-cash financing activities
Conversion of accounts payable to promissory notes	$—	$945
PIK interest on convertible notes	$1,680	$—
Initial fair value of acquired warrant liability	$4,604	$—
Capitalization of bond issuance costs — additions to accrued expense	$—	$1,418
The accompanying notes are an integral part of these financial statements.
@

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
NOTE 1 - ORGANIZATION
Formation and Organization
PureCycle Technologies, Inc. (“PureCycle,” “PCT” or the “Company”) is headquartered in Orlando, Florida, and its planned principal operation is to conduct business as a plastics recycler using PureCycle’s patented recycling process. Developed and licensed by The Procter & Gamble Company (“P&G”), the patented recycling process separates color, odor and other contaminants from plastic waste feedstock to transform it into virgin-like resin. The Company is currently constructing its first planned facility and conducting research and development activities to operationalize the licensed technology.
PureCycle Technologies LLC was formed as a Delaware limited liability company on September 15, 2015 as Advanced Resin Technologies, LLC. In November 2016, Advanced Resin Technologies, LLC changed its name to PureCycle Technologies LLC.
Business Combination
On March 17, 2021, PureCycle consummated the previously announced business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of Parent Co, Roth CH Merger Sub Corp., a Delaware corporation and wholly owned direct subsidiary of ParentCo and PureCycle Technologies LLC (“PCT LLC”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).
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

Legacy PCT unitholders will be issued up to 4.0 million additional shares of the Company’s common stock if certain conditions are met (“the Earnout”). The Legacy PCT unitholders will be entitled to 2.0 million shares if after six months after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the common stock is greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The Legacy PCT unitholders will be entitled to 2.0 million shares upon the commercial-scale plant in Ironton, Ohio (the “Phase II Facility”) becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $27.9 million related to the equity issuance, consisting primarily of investment banking and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.
The Company incurred approximately $5.2 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination. Of this, $3.2 million was recorded in general and administrative expenses on the consolidated statement of comprehensive loss for the six months ended June 30, 2021.
Unless the context otherwise requires, “Registrant,” “PureCycle,” “Company,” “PCT,” “we,” “us,” and “our” refer to PureCycle Technologies, Inc., and its subsidiaries at and after the Closing and give effect to the Closing. “Legacy

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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
The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows for the six months ended June 30, 2021 (in thousands):

Cash - ROCH Trust and cash (net of redemptions)	$76,510
Cash - PIPE	250,000
Less transaction costs	(28,049)
Net Business Combination and PIPE financing	$298,461
In addition to cash received by the Company at the Close of the Business Combination, the Company assumed a warrant liability from ROCH measured at $4.6 million at March 18, 2021.
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes of Legacy PCT for the fiscal year ended December 31, 2020 as filed on July 1, 2021 in our prospectus filed pursuant to Rule 424(b)(3) of the Securities Act. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the six months ended June 30, 2021, noting the Company has reflected the reverse recapitalization pursuant to the Business

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Combination for all periods presented within the unaudited condensed consolidated balance sheets and statements of stockholders’ equity.
Reverse Recapitalization
The Business Combination was accounted for as a reverse recapitalization and ROCH was treated as the “acquired” company for accounting purposes. The Business Combination was accounted for as the equivalent of Legacy PCT issuing stock for the net assets of ROCH, accompanied by a recapitalization. Accordingly, all historical financial information presented in these condensed consolidated interim financial statements represents the accounts of Legacy PCT “as if” Legacy PCT is the predecessor to the Company. The units and net loss per unit, prior to the Business Combination, have been adjusted to share amounts reflecting the exchange ratio established in the Business Combination.
Potential Impact of COVID-19 on the Company’s Business
With the global spread of the COVID-19 pandemic and the local, state and federal responses to the pandemic applicable to the Company’s corporate headquarters, its Ironton, Ohio plant operations, and employees and potentially the Augusta Facility, the Company has implemented policies and procedures to continue its operations under minimum business operations guidelines. The extent to which the COVID-19 pandemic and the restrictions resulting from the pandemic impact the Company’s business, financial condition or results of operations will depend on future developments, which are highly uncertain and cannot be accurately predicted.
Liquidity
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying condensed consolidated interim financial statements, the Company has not yet begun commercial operations and does not have any sources of revenue. In prior periods, substantial doubt was raised about the ability of Legacy PCT to continue as a going concern. The Company believes that the total capital raised through the Business Combination is sufficient to adequately fund its future obligations for at least one year from the date the condensed consolidated interim financial statements are available to be issued. As of June 30, 2021, and December 31, 2020, the Company had an unrestricted cash balance of $37.7 million and $64.5 million, respectively, working capital of $198.3 million and $31.9 million, respectively, and an accumulated deficit of $129.5 million and $84.6 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred a net loss of $45.4 million and $9.0 million, respectively.
Emerging Growth Company
At June 30, 2021, we qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of June 30, 2021, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as commercial paper with maturities of 90 days or less at acquisition. As of December 31, 2020, the Company’s cash and cash equivalents balance represents cash deposited with financial institutions. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low.
Investments

The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of June 30, 2021 have been classified as Available for Sale. The Company did not hold any investments in Debt Securities as of December 31, 2020. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.

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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company elected to apply the modified retrospective adoption approach to all contracts. Under this approach, prior periods were not restated. Rather, convertible notes and other disclosures for prior periods were provided in the notes to the financial statements as previously reported under ASC 470-20, and the cumulative effect of initially applying the guidance was recognized as an adjustment to Notes payable, Additional paid-in-capital (“APIC”), and Accumulated deficit.
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
As of June 30, 2021, and December 31, 2020, the outstanding balance of the loan is $0. On October 7, 2020, upon the closing of the revenue bond offering, the full outstanding balance was paid off. Legacy PCT incurred $8 thousand and $20 thousand of interest cost during the three and six months ended June 30, 2020, respectively.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Promissory Notes
Koch Modular Process Systems Secured Promissory Note
On December 20, 2019, Legacy PCT entered into an agreement with Koch Modular Process Systems LLC (“KMPS”) to convert the current balance of Account Payable due to KMPS into a promissory note. Legacy PCT issued a Secured Promissory Note for a principal amount of $1.7 million with a maximum advance of funds up to $3.0 million. During the six months ended June 30, 2020, Legacy PCT converted $945 thousand of Accounts Payable into the note. The rate of interest on the loan balance is 21% per annum through the month of November 2019 and 24% per annum for December 2019 and thereafter.
As of June 30, 2021, and December 31, 2020, the outstanding balance on the promissory note is $0. On October 7, 2020, upon the closing of the revenue bond offering, the full outstanding balance was paid off. Legacy PCT incurred $134 thousand and $235 thousand of interest cost during the three and six months ended June 30, 2020, respectively.
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
As of June 30, 2021 and December 31, 2020, the outstanding balance on the promissory note is $0. On October 7, 2020, upon the closing of the revenue bond offering, the full outstanding balance was paid off. Legacy PCT incurred $122 thousand and $243 thousand of interest cost during the three and six months ended June 30, 2020, respectively. As the promissory note was used to construct the Company’s property, plant and equipment, a portion of the interest cost incurred was capitalized within Property, Plant and Equipment.
Promissory Note to Related Party
Innventus Fund I, LP
On July 19, 2019, Legacy PCT entered into a Note and Warrant Financing agreement with Innventus Fund I, LP (now known as Innventus ESG Fund I L.P.) to obtain a $600 thousand loan and warrant financing. The Negotiable Promissory Note had a maturity date of October 21, 2019, and an interest rate of 1-month LIBOR plus 8.0%. The aggregate unpaid principal amount of the loan and all accrued and unpaid interest is due on the maturity date. Legacy PCT repaid the principal and all accrued and unpaid interest on February 5, 2020. Legacy PCT incurred $0 and $5 thousand of interest cost during three and six months ended June 30, 2020, respectively.
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
On May 29, 2020, Legacy PCT executed a Second Amended and Restated the Security Agreement and entered into a Third Amended and Restated Promissory Note agreement to extend the financing on the loan from Auto Now Acceptance Company, LLC. The agreement extended the maturity date of the loan to June 30, 2021 and adjusted the interest rate on the third amended loan agreement. The security interests include inventory, equipment, accounts receivables and all the Company’s assets. The interest rate within the amendment increased as follows:

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
•The annual rate of the 1-month LIBOR in U.S. dollars plus 6.12% adjusted daily, from May 3, 2018 through May 18, 2020
•12% per annum from May 19, 2020 through August 31, 2020
•16% per annum from September 1, 2020 through December 31, 2020
•24% per annum from January 1, 2021 through June 30, 2021
As of June 30, 2021 and December 31, 2020, the outstanding balance on the credit facility is $0. On December 21, 2020, Legacy PCT repaid the outstanding balance on the note. Legacy PCT incurred $351 thousand and $705 thousand of interest cost during the three and six months ended June 30, 2020, respectively. As the promissory note was used to construct the Company’s property, plant and equipment, a portion of the interest cost incurred was capitalized within Property, Plant and Equipment.
Advances from Related Parties
During 2019 and 2020, Legacy PCT received $746 thousand of funding and support services from Innventure1 LLC (formerly Innventure LLC) and Wasson Enterprises. On March 26, 2020, $375 thousand of the balance was repaid. The remaining balance of $371 thousand was assigned from Wasson Enterprise to Innventure LLC (Formerly WE-Innventure LLC).
Convertible Notes
On October 6, 2020, Legacy PCT entered into a Senior Notes Purchase Agreement (the “Agreement”) with certain investors. The Agreement provides for the issuance of Senior Convertible Notes (the “Notes”), which have an interest rate of 5.875% and mature on October 15, 2022 (the “Maturity Date”) and are subject to a six-month maturity extension at the Company’s option with respect to 50% of the then outstanding Notes on a pro rata basis, unless repurchased or converted prior to such date (“Maturity Date Extension”). The initial closing took place on the date of the Indenture on October 7, 2020 (the “First Closing”), upon which $48.0 million in aggregate principal of Notes were issued to the Investors (“the Magnetar Investors”). The Agreement also includes an obligation for the Company to issue and sell, and for each of the Magnetar Investors to purchase, Notes in the principal amount of $12.0 million within 45 days after the Company enters into the Merger Agreement as defined in Note 1 (“Second Closing Obligation”). On December 29, 2020, the remaining Notes were purchased in accordance with the Agreement. On April 15, 2021, the first interest payment of $1.7 million was paid entirely in kind, which increased the principal amount of the Convertible Notes by $1.7 million (“PIK Interest”). The Notes are convertible through the Maturity Date at the option of the holder. Following the consummation of the Business Combination, however, each holder was required to agree not to convert its Notes (except in connection with a Change of Control or Fundamental Change (each as defined in the Indenture) for a period not to exceed one hundred eighty (180) days following the consummation of the Business Combination, or September 13, 2021). As of June 30, 2021 and December 31, 2020, none of the Notes were converted into shares of common stock. The Notes are recorded within notes payable in the condensed consolidated balance sheet. As the Notes were used to construct the Company’s property, plant and equipment, a portion of the interest costs incurred were capitalized within property, plant and equipment.
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$902	$—	$1,783	$—
Amortization of deferred financing costs	439	—	1,080	—
Effective interest rate	9.0%	—%	9.0%	—%

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The following provides a summary of the convertible notes (in thousands):

	As of
	June 30, 2021	December 31, 2020
Unamortized deferred issuance costs	$2,477	$3,288
Net carrying amount	59,203	56,712
Fair value	$215,543	$123,532
Fair value level	Level 3	Level 3
As of June 30, 2021, as a result of the Business Combination, the conversion price of the notes changed to the quotient of (A) $1,000 and (B) the SPAC transaction PIPE valuation; provided that if the Equity Value of the Company in connection with the SPAC Transaction is greater than $775.0 million, the conversion rate shall equal the product of (1) the amount that would otherwise be calculated pursuant to this clause set forth above and (2) a fraction equal to the Equity Value of the Company divided by $775.0 million (as such terms are defined in the indenture governing the Notes). The conversion price is $6.93 for potential conversion into approximately 8.9 million shares of common stock.
As of December 31, 2020 the conversion price of the notes was the quotient of $1,000 and the quotient of (A) 80% of the Adjusted Equity Value of the Company as determined based upon the sale of approximately 684 thousand Legacy PCT Class A Units at $87.69 per unit (the “November Investment”) and (B) the number of outstanding shares of Capital Stock of the Company on a Fully-Diluted Basis immediately prior to the November Investment (as such terms are defined in the indenture governing the Notes).
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Bonds”) and loaned the proceeds from their sale to PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), pursuant to a loan agreement dated as of October 1, 2020 between SOPA and PCO (“Loan Agreement”), to be used to (i) acquire, construct and equip the Phase II Facility; (ii) fund a debt service reserve fund for the Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Bonds. The Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”), each series in the aggregate principal amount, bearing interest and maturing as shown in the table below. The Series 2020A Bonds were issued at a total discount of $5.5 million. The discount is amortized over the term of the Bonds using the effective interest method. The purchase price of the Bonds was paid and immediately available to SOPA on October 7, 2020, the date of delivery of the Bonds to their original purchaser. PureCycle is not a direct obligor on the Bonds and is not a party to the Loan Agreement or the indenture of trust dated as of October 1, 2020 (“Indenture”), between SOPA and UMB Bank, N.A as trustee (“Trustee”), pursuant to which the Bonds have been issued. Legacy PCT has executed a guaranty of completion dated as of October 7, 2020 (“Completion Guaranty”), with respect to the full and complete performance by PCO of PCO’s obligations with respect to construction and completion of the Project, including construction by the Completion Date, free and clear of any liens (other than permitted liens), and the payment of all Project costs incurred prior to completion of the Project, and all claims, liabilities, losses and damages owed by PCO to each counterparty under the Project Documents (as such terms are defined in the Indenture). In addition, pursuant to the Guaranty, PureCycle is obligated to fund and maintain a liquidity reserve for the Project during the term of the Guaranty in the amount of $50.0 million to be held in an escrow account with U.S. Bank National Association, as escrow agent (“Liquidity Reserve”). Pursuant to the terms of the Loan Agreement PCO executed promissory notes, one in the aggregate principal amount of each series of Bonds, in favor of SOPA, which were assigned to the Trustee on October 7, 2020.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

(in thousands)
Bond Series	Term	Principal Amount	Interest Rate	Maturity Date
2020A	A1	$12,370	6.25%	December 1, 2025
2020A	A2	$38,700	6.50%	December 1, 2030
2020A	A3	$168,480	7.00%	December 1, 2042
2020B	B1	$10,000	10.00%	December 1, 2025
2020B	B2	$10,000	10.00%	December 1, 2027
2020C	C1	$10,000	13.00%	December 1, 2027
The proceeds of the Bonds and certain equity contributions have been placed in various trust funds and non-interest-bearing accounts established and administered by the Trustee under the Indenture. Before each disbursement of amounts in the Project Fund held by the Trustee under the Indenture, PCO is required to submit to the Trustee a requisition for funds to be disbursed outlining the specified purpose of the disbursement and substantiating the expenditure. In addition, 100% of revenue attributable to the production of the Phase II Facility must be deposited into an operating revenue escrow fund held by U.S. Bank National Association, as escrow agent. Funds in the trust accounts and operating revenue escrow account will be disbursed by the Trustee when certain conditions are met, and will be used to pay costs and expenditures related to the development of the Phase II Facility, make required interest and principal payments (including sinking fund redemption amounts) and any premium, in certain circumstances required under the Indenture, to redeem the Bonds.
As conditions for closing the Bonds, Legacy PCT contributed $60.0 million in equity at closing and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. PureCycle provided the Liquidity Reserve for the Phase II Facility construction of $50.0 million and deposited the amount upon the Closing of the Business Combination. In addition, PureCycle must maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, in each case, including the Liquidity Reserve. The Company has met this requirement as of July 31, 2021.
The Bonds are recorded within Bonds payable in the condensed consolidated balance sheet. The Company incurred $4.8 million and $0 of interest cost during the three months ended June 30, 2021 and 2020, respectively, and $9.6 million and $0 of interest cost during the six months ended June 30, 2021 and 2020, respectively. As the Bond proceeds will be used to construct the Company’s property, plant and equipment, a portion of the interest costs incurred was capitalized within Property, Plant and Equipment. Management believes the fair value of the Revenue Bonds is not materially different than the carrying amount.

In connection with its obligations under that certain Security Agreement dated as of October 7, 2020, between PCO, as debtor, and the Trustee, as secured party, entered into when the Bonds were issued (the “Security Agreement”), PCO must deliver consent and agreements (“Consents”) to the Trustee with respect to each agreement entered into in connection with the Project, each of which agreements is required under the Loan Agreement to be assigned to the Trustee. The forms of the Consents relating to a certain feedstock supply agreement from one supplier of feedstock to the Project (the “Supplier”) and from two purchasers of offtake from the Project (“Offtaker 2” and “Offtaker 3” and together with the Supplier, the “Counterparties”) delivered to the Trustee contained terms inconsistent with the form of the Consent required under the Security Agreement. On May 11, 2021, the Guaranty was amended and restated in an amended and restated guaranty of completion (the “ARG”) executed by PureCycle and delivered to the Trustee, which broadens the purposes for which draws by the Trustee on the Liquidity Reserve may be utilized, extends the period during which the Liquidity Reserve must be maintained, includes conditions that would permit a reduction in the amount of the Liquidity Reserve required to be maintained by PureCycle, and includes conditions precedent to the elimination of the requirement that PureCycle replenish the Liquidity Reserve and to the termination of the ARG and the escrow agreement under which the Liquidity Reserve is held by the escrow agent (the “Escrow Agreement”), upon which termination, the balance of the Liquidity Reserve will be

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
returned to PureCycle. So long as there are any Series 2020A Bonds outstanding under the Indenture, the ARG and the Escrow Agreement will remain in place upon the conditions stated in the ARG. The terms of the ARG are summarized as follows: The Liquidity Reserve shall be maintained in the amount of $50.0 million, subject to replenishment by PureCycle until certain conditions stated in the ARG relating to the following have been met: (i) the completion of construction and acquisition of the Project, (ii) the payment of all Project costs, and (iii) the replacement of the assigned agreements of the Counterparties underlying the Consents which have expired or terminated, with one or more agreements between counterparties and PCO upon terms at least as favorable to PCO as the expired or terminated agreements of the Counterparties, (a) for which a Consent that conforms to the form of Consent required by the Security Agreement is executed by the counterparties and provided to the Trustee, (b) which, in the case of supply of feedstock to the Project, provide in the aggregate for the supply of at least the minimum and maximum volumes of feedstock meeting substantially similar feedstock specifications as the Supplier had committed to supply, and (c) which, in the case of purchase of offtake from the Project, provide in the aggregate for the purchase of the minimum and maximum volumes of offtake from the Project meeting substantially similar specifications as Offtaker 2 and Offtaker 3 had committed to purchase from PCO. When the conditions stated in (i), (ii) and (iii) above have been satisfied but so long as there are Series 2020A Bonds outstanding under the Indenture, the Escrow Agreement shall remain in place but the Liquidity Reserve amount shall be reduced to $25 million and PureCycle shall no longer be required to replenish the amount of the reduced Liquidity Reserve if and when disbursements are made therefrom. If the conditions of (i) and (ii) have been met but only a portion of the feedstock and offtake contracted for by the Counterparties, respectively, has been replaced under replacement agreements as aforesaid in (iii) above, then the Liquidity Reserve amount may be reduced only by the applicable proportion of the amounts stated in the ARG which evidence the intent of the parties of the amount of value representing the supply or offtake of the agreements of the Counterparties. When the conditions precedent of (i), (ii), and (iii) have been satisfied and there are no longer any Series 2020A Bonds then outstanding, then PureCycle shall have no obligation to maintain the reduced Liquidity Reserve, the ARG and the Escrow Agreement shall terminate and the balance on deposit in the Liquidity Reserve escrow fund held by the escrow agent shall be returned to PureCycle.

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
Paycheck Protection Program
On May 4, 2020, Legacy PCT entered into a Paycheck Protection Program (the “Program”, or “PPP loan”) Term Note with PNC Bank to obtain principal of approximately $314 thousand. This Note is issued pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program. During a period from May 4, 2020 until the forgiveness amount is known, (“Deferral Period”), interest on the outstanding principal balance will accrue at the Fixed Rate of 1% per annum, but neither principal nor interest shall be due during the Deferral Period. Legacy PCT applied for loan forgiveness as of December 31, 2020, and forgiveness was granted for the full outstanding principal balance of $314 thousand on April 9, 2021.
The outstanding balance on the loan is approximately $0 and $314 thousand as of June 30, 2021 and December 31, 2020, respectively, with $0 and $122 thousand recorded as Notes payable – current and $0 and $192 thousand recorded as Notes payable in the condensed consolidated balance sheets.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
factor of 10.642 whereas Legacy PCT Class B-1 Preferred Units were converted into shares of PCT common stock at a share conversion factor of 14.768 as a result of the reverse recapitalization. Legacy PCT Class C Units were converted into shares of PCT common stock at a share conversion factor of 9.32, 7.40, or 2.747, based on the distribution threshold of the Class C Unit.
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of June 30, 2021 and December 31, 2020, 117.34 million and 0 shares are issued and outstanding, respectively.
Preferred Stock
As of June 30, 2021, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
NOTE 5 - EQUITY-BASED COMPENSATION
2021 Equity Incentive Plan
In connection with the Business Combination, on March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).
The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. As of June 30, 2021, approximately 8.28 million shares of common stock are reserved for issuance under the Plan.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	49.1%	42.1 - 63.3%
Risk-free rate of return	0.1%	1.6 - 1.7%
Expected option term (years)	0.2	0.8 - 4.4
The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares for the six months ended June 30, 2021 was determined using an initial public offering scenario. The fair value of the underlying Company shares for the three months ended June 30, 2020 was determined using a hybrid method consisting of an option pricing method and an initial public offering scenario.
A summary of restricted stock activity for the six months ended June 30, 2021 and 2020 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2019	73	$2.21
Recapitalized	607	(1.97)
Non-vested at December 31, 2019 (after effect of recapitalization)	680	0.24
Granted	573	2.02
Vested	(520)	0.97
Forfeited	—	—
Non-vested at June 30, 2020	733	$1.11	1.80

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2020	91	$11.58
Recapitalization	671	(10.19)
Non-vested at December 31, 2020 (after effect of recapitalization)	762	1.39
Granted	143	11.90
Vested	(245)	1.20
Forfeited	(26)	3.92
Non-vested at June 30, 2021	634	$2.10	2.08
Equity-based compensation cost is recorded within the selling, general and administrative expenses and operating costs in the condensed consolidated statements of comprehensive loss, and totaled approximately $222 thousand and $173 thousand for the three months ended June 30, 2021 and 2020, respectively, and $461 thousand and $590 thousand for the six months ended June 30, 2021 and 2020, respectively.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
A summary of stock option activity for the six months ended June 30, 2021 and 2020 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2019	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, June 30, 2020	—	$—	—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	613	28.90	7
Exercised	—	—	—
Forfeited	—	—	—
Balance, June, 2021	613	$28.90	6.75
Exercisable	—	—	—
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss and totaled approximately $613 thousand and $0 for the three months ended June 30, 2021 and 2020, respectively, and $681 thousand and $0 for the six months ended June 30, 2021 and 2020, respectively. The weighted average grant-date fair values of options granted during the six months ended June 30, 2021 and 2020 were $11.41 and $0, respectively. There were no stock options exercised during 2021 or 2020.

NOTE 6 - WARRANTS
Warrants issued to purchase Legacy PCT Class B Preferred Units
On October 16, 2015, Legacy PCT issued a unit purchase warrant to P&G in connection with the patent licensing agreement described in Note 10, for 211 thousand warrants at an aggregate exercise price of $1.00, allowing P&G to purchase a variable number of Legacy PCT Class B Preferred Units during the exercise period of April 15, 2019 through April 15, 2024. The warrants were determined to vest at the start of the exercise period. The number of warrants available to P&G to purchase is equal to an amount that initially represented 5% of all outstanding equity of Legacy PCT on a fully diluted basis. Additionally, the warrant agreement contains an anti-dilution provision, which states that the number of warrants exercisable upon full exercise of the warrant will be subject to adjustment, such that the ownership percentage is not reduced below 2.5% sharing percentage in the Company, on a fully diluted basis.
Legacy PCT determined the warrants issued are liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On October 15, 2020, P&G exercised all 211 thousand of the warrants for total proceeds of $1. The fair value of the Legacy Class B Preferred Units on the date of exercise was $18.17 million and was recorded in APIC. In connection with the exercise, the Company recorded a loss of $211 thousand.
A summary of the Legacy PCT Class B warrant activity for six months ended June 30, 2020 is as follows (in thousands except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	211	$1.00	$30.63	4.29
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2020	211	$1.00	$30.63	3.79
Exercisable	211
The Company recognized expense of $0 and $1.78 million for the six months ended June 30, 2021 and 2020, respectively, in connection with these warrants, which was recorded within the Change in fair value of warrants line item in the condensed consolidated statements of comprehensive loss. The warrants were exercised in the fourth quarter of 2020, therefore there was no activity during the six months ended June 30, 2021.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
A summary of the Class B-1 warrant activity for the six months ended June 30, 2021 and 2020 is as follows (in thousands except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	5	$37.61	$15.52	4.56
Granted	—	—	—	0
Exercised	—	—	—	0
Outstanding at June 30, 2020	5	$37.61	$15.52	4.06

Outstanding at December 31, 2020	5	$37.61	$15.52	3.56
Granted	—	—	—	0
Exercised	—	—	—	0
Cancelled	$(5)	$37.61	$15.52	3.56
Outstanding at June 30, 2021	—	$—	$—	0
Exercisable	—
The Company recognized no expense for the six months ended June 30, 2021 and 2020, respectively.
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
In connection with the Business Combination discussed in Note 1, the Company modified the warrant agreement to purchase 971 thousand shares of PCT common stock instead of Legacy PCT Class C Units on November 20, 2020. RTI can exercise these warrants upon the first anniversary of Closing of the Business Combination. The warrants expire on December 31, 2024. In connection with the modification of the agreement, the Company determined the warrants issued are liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.
As of June 30, 2021. the Company has determined its warrants to be a Level 3 fair value measurement and used the Black-Scholes option-pricing model using the following assumptions:

Expected annual dividend yield	—%
Expected volatility	48.51 - 50.1%
Risk-free rate of return	0.56%
Expected option term (years)	3.5 – 3.75
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
historically paid dividends. The fair value of the underlying Company shares was determined using the Black-Scholes calculation. Refer to Note 12 for more details on the fair value considerations of the warrants.
A summary of the RTI warrant activity for the six months ended June 30, 2021 and 2020 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	971	$5.56	$0.03	5
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2020	971	$5.56	$0.03	4.5
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	971	$5.56	$0.03	4
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2021	971	$5.56	$0.03	3.5
Exercisable	971
The Company recognized $0 of expense for the three months ended June 30, 2021 and 2020, and $15.0 million and $0 of expense for the six months ended June 30, 2021 and 2020, respectively.
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
The Company may redeem the outstanding warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise. The public warrants are accounted for as equity classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification.

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

At June 30, 2021, there were approximately 5.7 million Public Warrants and 0.2 million Private Placement warrants outstanding. Refer to Note 12 – Fair Value of Financial Instruments for further information.
NOTE 7 - RELATED PARTY TRANSACTIONS
Innventure LLC (“Innventure”) had a significant ownership stake in Legacy PCT. Innventure, in turn, was majority owned by Innventure1. WE-INN LLC (“WE-INN”) held a minority interest in Innventure, and WE-INN is majority owned by Wasson Enterprises.
Innventure held significant interests in the following legal entities: Innventure Management Services LLC, Innventure GP LLC, and Aeroflexx LLC. Innventure had a significant financial interest over each of the legal entities within the group and had decision-making ability over the group whereby significant managerial and operational support was provided by Innventure personnel. This includes certain executive management and officers of Legacy PCT and other legal entities that were employees or officers of Innventure. The legal entities, including Legacy PCT, were deemed to be under common control by Innventure. There were no transactions between Legacy PCT and its affiliates, Innventure GP LLC and Aeroflexx LLC, during the six months ended June 30, 2021 and 2020.
Innventure Management Services LLC provided significant managerial support to the other legal entities below Innventure, including Legacy PCT.
Management services
During the six months ended June 30, 2021 and 2020, PureCycle reimbursed Innventure Management Services LLC for certain expenses incurred on its behalf. The Company paid $66 thousand and $85 thousand to Innventure Management Services LLC related to this arrangement for the three months ended June 30, 2021 and 2020, respectively, and $121 thousand and $187 thousand for the six months ended June 30, 2021 and 2020, respectively. These amounts were included in selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss. As of June 30, 2021, and December 31, 2020, the Company owed Innventure Management Services LLC $37 thousand and $30 thousand, respectively, related to this arrangement, which is classified as accounts payable in the accompanying condensed consolidated balance sheets.
Related party receivables
In 2020, the Company prepaid certain tax payments on behalf of unitholders. As of June 30, 2021 and December 31, 2020 the receivable balance was $78 thousand recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Leases
The Company provides office space to, and is reimbursed for, the rent by Innventure LLC.
NOTE 8 – NET LOSS PER SHARE
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of participating securities do not have a contractual obligation to fund losses, undistributed net losses are not allocated to nonvested restricted stock for purposes of the loss per share calculation.
As result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Business Combination to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to PureCycle Technologies	$(15,277)	$(4,415)	$(45,397)	$(8,979)
Less cumulative earnings to preferred stockholder	—	787	—	3,951
Net income (loss) attributable to common stockholders	$(15,277)	$(5,202)	$(45,397)	$(12,930)
Denominator:
Weighted average common shares outstanding, basic and diluted	117,346	27,156	84,284	27,156
Net loss per share attributable to common stockholder, basic and diluted	$(0.13)	$(0.19)	$(0.54)	$(0.48)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. These shares include vested but not exercised warrants and non-vested restricted stock units and convertible notes.
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of June 30, 2021
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$541	$11,488
Machinery and equipment	16,106	3,206	12,900
Fixtures and Furnishings	104	30	74
Land improvements	150	7	143
Land	1,150	—	1,150
Construction in process	112,656	—	112,656
Total property, plant and equipment	$142,195	$3,784	$138,411

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	As of December 31, 2020
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$387	$11,642
Machinery and equipment	15,982	2,388	13,594
Fixtures and Furnishings	104	22	82
Land improvements	150	3	147
Land	1,150	—	1,150
Construction in process	43,603	—	43,603
Total property, plant and equipment	$73,018	$2,800	$70,218
Depreciation expense is recorded within operating costs in the condensed consolidated statements of comprehensive loss and amounted to $985 thousand and $934 thousand for the six months ended June 30, 2021 and 2020, respectively, and $495 thousand and $469 thousand for the three months ended June 30, 2021 and 2020, respectively.
NOTE 10 – DEVELOPMENT PARTNER ARRANGEMENTS
License Agreements
On October 16, 2015, Legacy PCT entered into a patent license agreement with P&G. The agreement outlines three phases with specific deliverables for each phase. During Phase 1 of the agreement, P&G provides Legacy PCT with up to one full-time employee to assist in the execution of Legacy PCT’s research and development activities. During Phase 2, P&G provides up to two full-time employees to assist in the execution of Legacy PCT’s research and development activities. In April 2019, Legacy PCT elected to enter into Phase 3 of the agreement and prepaid a royalty payment in the amount of $2.0 million, which will be reduced against future royalties payable as sales occur. Phase 3 of the agreement relates to the commercial manufacture period for the manufacture of the licensed product. This phase includes the construction of the first commercial plant for the manufacture of the licensed product, details on the commercial sales capacity and the pricing of the licensed product to P&G and to third parties. Where the Company has made royalty payments to its product development partners, the Company expenses such payments as incurred unless it has determined that is it probable that such prepaid royalties have future economic benefit to the Company. In such cases prepaid royalties will be reduced as royalties would otherwise be due to the partners. Effective January 1, 2021, the Company entered into an agreement with P&G to provide certain research assistance through June 30, 2021. Under the terms of the agreement, the Company is obligated to pay P&G $0.5 million for such services.
As of June 30, 2021 and December 31, 2020, the Company is in Phase 3 of the agreement and has recorded $2.0 million within prepaid royalties and licenses in the condensed consolidated balance sheets.
On November 13, 2019, Legacy PCT entered into a patent sublicense agreement with Impact Recycling Limited (“Impact”) through the term of the patents. The agreement outlines an initial license fee of $2.5 million and royalties on production using the license. In 2020, Legacy PCT paid $890 thousand of the initial license fee, and during the six months ended June 30, 2021, the Company paid the remaining $1.6 million of the initial fee. The initial license fee of $2.5 million is recorded in Prepaid royalties and licenses in the condensed consolidated balance sheets and will be ratably amortized over the term of the underlying patent using the straight-line method. In May 2021, the Company began using the technology covered by the Impact agreement and commenced amortization as of this date.
Block and Release Agreement
On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a payment of $5.0 million for future receipt of resin consisting of recycled polypropylene (“recycled PP”). The prepayment was placed in an escrow account until the “release condition” of the Company closing the bond offering and overall capital funding of at least $370.0 million has occurred. After the Company successfully raised the required capital,

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
the $5.0 million was released during the six months ended June 30, 2021 to the Company and recorded as deferred revenue in the condensed consolidated balance sheets.
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

Legacy PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a Deferred research and development obligation as of June 30, 2021 and December 31, 2020. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
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
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future as of the date of the change in tax status, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended June 30, 2021 and 2020, the Company has reported tax expense of $0 and $0, respectively.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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
Liabilities measured and recorded at Fair Value on a recurring basis
As of June 30, 2021 and December 31, 2020, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follow (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments:
Commercial paper, available for sale	$—	$96,896	$—	$96,896	$—	$—	$—	$—
Corporate Bonds, available for sale	—	97,649	—	97,649	—	—	—	—
Municipal bonds, available for sale	—	5,887	—	5,887	—	—	—	—
Total investments	$—	$200,432	$—	$200,432	$—	$—	$—	$—

Liabilities
Warrant liability:
RTI warrants	$—	$—	$15,000	$15,000	$—	$—	$—	$—
Private warrants	—	—	2,899	2,899	—	—	—	—
Total warrant liability	$—	$—	$17,899	$17,899	$—	$—	$—	$—
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 for both initial measurement upon close of the Business Combination and subsequent measurement using the following assumptions:

	June 30, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	46.4%	47.3%
Risk-free rate of return	0.81%	0.86%
Expected option term (years)	4.72	5.0

The aggregate values of the private warrants were $2.9 million and $4.6 million on June 30, 2021 and March 18, 2021, respectively.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
A summary of the private warrants activity from the Business Combination date at March 18, 2021 to June 30, 2021 is as follows:

Fair value (Level 3)
Balance at March 18, 2021	$4,604
Change in fair value	(1,705)
Balance at June 30, 2021	$2,899

Refer to Note 6 – Warrants for further information.

Measurement of the RTI warrants

Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using the Black-Scholes option pricing model to calculate its fair value as of June 30, 2021 using the following assumptions:

Expected annual dividend yield	—%
Expected volatility	48.51%
Risk-free rate of return	0.56%
Expected option term (years)	3.75
The Company has an option to repurchase the Warrants at any time. The maximum fair value of the Warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.

Changes in Level 3 liabilities measured at fair value for six months ended June 30, 2021 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2020	$—
Change in fair value	15,000
Balance at June 30, 2021	$15,000
Assets and liabilities recorded at carrying value
In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.
The Company records cash and cash equivalents and accounts payable at cost, which approximates fair value due to their short-term nature or stated rates. The Company records debt at cost.
NOTE 13 - AVAILABLE-FOR-SALE INVESTMENTS

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of June 30, 2021, consist of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 12, "Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

The following table represents the Company’s available-for-sale investments by major security type as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$96,914	$2	$(20)	$96,896
Corporate Bonds	97,729	—	(80)	97,649
Municipal Bonds	5,895	—	(8)	5,887
Total	$200,538	$2	$(108)	$200,432

December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$—	$—	$—	$—
Corporate Bonds	—	—	—	—
Municipal Bonds	—	—	—	—
Total	$—	$—	$—	$—

The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$136,315	$136,278	$—	$—
Due after one year through five years	64,223	64,154	—	—
Total	$200,538	$200,432	$—	$—

Debt securities as of June 30, 2021 had an average remaining maturity of 0.9 years.

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
NOTE 14 - CONTINGENCIES

Legal Proceedings
Beginning on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. The first putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by William C. Theodore against PCT and certain senior members of management (the “Theodore Lawsuit”). The second putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by David Tennenbaum against PCT, certain senior members of management and others (the “Tennenbaum Lawsuit” and, together with the Theodore Lawsuit, the “Lawsuits”). The plaintiffs in the Lawsuits seek to represent a class of investors who purchased or otherwise acquired PCT’s securities between November 16, 2020 and May 5, 2021. The plaintiffs in the Tennenbaum Lawsuit also seek to represent a class of all holders of ROCH CH Acquisition I Co. securities entitled to participate in the March 16, 2021 shareholder vote on the Business Combination. The complaints seek certification of the alleged class and compensatory damages. The Theodore Lawsuit also seeks punitive damages. The complaints rely on information included in a research report published by Hindenburg Research LLC. The time for the applicable defendants to answer, move or otherwise respond has not yet been scheduled. On July 14, 2021, the court granted a motion to consolidate the Lawsuits and on July 26, 2021, Tennenbaum filed a motion to voluntarily dismiss his complaint without prejudice. On August 5, 2021, the Court entered an order identifying the Ciecko Brothers as Co-Lead Plaintiffs (“Lead Plaintiffs”) and Pomerantz LLP as Lead Counsel. The Lead Plaintiffs will be required to file a consolidated amended complaint on or before September 21, 2021. Defendants will be required to answer or otherwise plead within 45 days following the filing of the Lead Plaintiffs’ consolidated amended complaint. PCT and the individual defendants constituting senior members of management intend to vigorously defend the Lawsuits. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Lawsuits.
NOTE 15 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended June 30, 2021, management has evaluated events through August 12, 2021 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:

On July 8, 2021, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company and, solely as it relates to the principal executive officer, the Board, approved an annual short-term cash incentive program for fiscal 2021 (the “STIP”) and a long-term equity-based incentive program for fiscal 2021 (the “LTIP”), including awards to the Company’s principal executive officer, principal financial officer and other named executive officer (the “Named Executives”) thereunder. On July 8, 2021, PCT issued 2.6 million RSU and performance share awards to employees of the Company under these programs. On August 11, 2021, the Board approved the issuance of 38 thousand RSU awards to the non-employee members of the Board.

On July 29, 2021, PCT reached an agreement with The Augusta Economic Development Authority to build its first U.S. cluster facility — The Augusta Facility — to produce UPRP from waste polypropylene. PCT expects the approximately 200-acre location in Augusta Corporate Park to ultimately produce up to 650 million pounds/year when fully operational.
12

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
Overview
PCT is commercializing a patented purification recycling technology (the “Technology”), originally developed by P&G, for restoring waste polypropylene into resin with near-virgin characteristics. We call this resin ultra-pure recycled polypropylene (“UPRP”), which has nearly identical properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. We are currently building our first commercial-scale plant in Ironton, Ohio, which is expected to have nameplate capacity of approximately 107 million pounds/year when fully operational. Production is expected to commence in late 2022 and the plant is expected to be fully operational in 2023. We have contracted all of the feedstock and offtake for this initial plant. We have recently reached an agreement with The Augusta Economic Development Authority to build our first U.S. cluster facility — the Augusta Facility — to produce UPRP from waste polypropylene. We expect the approximately 200-acre location n Augusta Corporate Park to ultimately produce up to 650 million pounds/year when fully operational. We Our goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, provide consumers with polypropylene-based products that are sustainable, and reduce overall polypropylene waste in the world’s landfills and oceans.
PCT intends to build new recycling production facilities globally, with the goal of having approximately 30 commercial lines operational by 2030 and approximately 50 by 2035. In addition to our first plant in Ironton, Ohio, and our first cluster facility located in Augusta, Georgia, we currently expect the next plants to be located in the United States, followed by Europe. The Augusta Facility will be our first scaled up “cluster” site model. Pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility is currently underway and is expected to create efficiencies across the construction and permitting processes, as well as reduce average capital expenditures per plant and reduce overall operating costs. From this next wave of expansion PCT expects to have approximately 1.0 billion pounds of installed capacity by the end of 2024.
PCT is regarded as a leader in polypropylene recycling and polymers sustainability. The Company's Feedstock Evaluation Unit (“FEU”), which has been operational since July of 2019, is a smaller scale replica of the commercial-scale plant in Ironton, Ohio (the “Phase II Facility”) currently under construction. The FEU was designed to simulate commercial production and validate for PCT’s customers and suppliers the viability of our process, which has helped PCT secure 20+ year signed offtake agreements and supply agreements with blue chip partners and industry players. Since the commissioning of the FEU, PCT has successfully processed approximately 145 feedstocks from the US and Europe and produced recycled polypropylene nearly identical to virgin polypropylene.
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
The Business Combination
On March 17, 2021, PureCycle consummated the previously announced business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of Parent Co, Roth CH Merger Sub Corp., a Delaware corporation and wholly owned direct subsidiary of Parent Co and PureCycle

Technologies LLC (“PCT LLC”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).
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
The Business Combination was accounted for as a reverse recapitalization and ROCH was treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of Legacy PCT issuing units for the net assets of ROCH, accompanied by a recapitalization. Accordingly, all historical financial information presented in these condensed consolidated interim financial statements represents the accounts of Legacy PCT “as if” Legacy PCT is the predecessor to the Company. The units and net loss per unit, prior to the Business Combination, have been adjusted to share amounts reflecting the exchange ratio established in the Business Combination.
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
P&G, which designed and owns the patents to the Technology for manufacturing UPRP, granted us an exclusive, worldwide license to their patents and other intellectual property for the manufacture of recycled polypropylene (the “License Agreement”). The License Agreement was granted for the duration of the relevant patents and we, in turn, granted back a limited sublicense to P&G for the same period, including to any intellectual property Improvements (as defined in the License Agreement) made by us, allowing P&G to produce or sublicense the production of up to a certain amount of UPRP worldwide per year for a set period of time and up to a certain higher threshold of UPRP per region (the License Agreement defines six separate geographic regions) per year thereafter. The exclusivity period terminates with the last to expire of the licensed patents. Patents expire at or near twenty years from their earliest effective filing date in the United States Patent and Trademark Office. The first of the licensed patents was filed in June 2016 and has an expected expiration date of June 2036. The most recent patents were filed in 2019 and expire in 2039.

P&G has the right to purchase UPRP, at “the most favored nation” pricing, from the Phase II Facility in its first year of operations at a guaranteed minimum amount and a guaranteed minimum amount each year thereafter. Following the opening of our second plant in Augusta, Georgia, P&G will have the right to annually purchase a certain amount or maximum percentage of our total manufacturing capacity each year, whichever is greater. The License Agreement provides for royalties to P&G on production sold to third parties, with the royalty rate upon commencement of production ranging from 0.25% to 7.0% driven by the number of plants, product pricing and time. Pursuant to the License Agreement, we prepaid a portion of this royalty amount in April 2019. The License Agreement may be subject to stepped up royalty rates, become non-exclusive or become subject to termination by P&G in certain circumstances, including if we fail to meet mutually agreeable resin technical specifications within six months of the start of operations at the Phase II Facility, are unable or unwilling to provide P&G with the aforementioned UPRP offtake quantity on terms specified in the License Agreement, if we fail to pay required royalties or upon a change of control (excluding the Business Combination).

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

Effective January 1, 2021, we entered into an agreement with P&G to provide certain research assistance through June 30, 2021. Under the terms of the agreement, we are obligated to pay P&G $0.5 million for such services.
Multiple large corporations have specifically committed to reducing their plastics footprint, resulting in premium pricing for recycled polypropylene relative to its virgin counterpart. PCT has entered into legally binding offtake agreements with three blue-chip customers for the purchase of UPRP from the production expected at the Phase II Facility at premium prices relative to virgin polypropylene. These commitments account for a minimum of 47.5 million pounds of the Phase II Facility’s annual production capacity. Combined with the three additional secured offtake agreements, a minimum of 63 million pounds of total capacity is committed, up to a quantity of 138 million pounds per year at PCT’s sole option. The terms of these offtake agreements range from 3 to 7 years and we have entered into several offtake letters of intent with other potential customers. We have also secured the feedstock required to run the Phase II Facility at its 107 million pounds nameplate capacity for at least the first 3 years.
Pursuant to one binding offtake term sheet with a blue-chip customer, entered into on April 22, 2020 (and subsequently amended, the “Pre-Purchase Term Sheet”), PCT and PCO agreed to work in good faith with a third party to finalize an Offtake Agreement. On March 16, 2021, PCT received a $5 million pre-payment under the Pre-Purchase Term Sheet for future receipt of UPRP meeting certain purity, color and other technical specifications set forth in the Pre-Purchase Term Sheet. Additionally, PCT and PCO agreed to allocate to, and at the option of, the Pre-Purchase Term Sheet’s counterparty, between five to eight million pounds of UPRP over each of the next 20 years. Furthermore, the Pre-Purchase Term Sheet provides for the reimbursement of the $5 million pre-payment upon PCT’s failure to (1) proceed with the construction and commissioning of the Phase II Facility; (2) begin commercial production and delivery of UPRP by January 2, 2023 and (3) provide the counterparty with certain agreed-upon rebate payments (the “Reimbursement”). Lastly, PCT and PCO agreed not to enter into any strategic partnership agreement or offtake agreement with a competitor of the Purchase Term Sheet’s counterparty until the fourth quarter of 2021, six months after the counterparty’s subsequent receipt of UPRP. Innventure LLC (then known as We-Innventure LLC), unconditionally guaranteed PCT’s obligation to make the Reimbursement pursuant to a separate guaranty entered into with the Pre-Purchase Term Sheet counterparty on April 22, 2020.
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
Our initial testing production line — the Feedstock Evaluation Unit (“FEU” or “Phase I Facility”) — was developed to test and optimize the efficiency and throughput of our recycling process, was completed in July 2019 and will remain a critical component for testing feedstock for polypropylene content. The next phase is to construct, renovate, equip and install an approximately 150,000 square foot facility housing commercial-scale equipment including the repurposing of a number of existing buildings for feedstock pre-processing, feedstock storage, and utilities. An additional building has been leased for feedstock pre-processing research and development. As of June 30, 2021, we estimate the remaining capital to complete the Phase II Facility at approximately $183.9 million. We do not currently anticipate any additional capital required to complete Plant 1 in Ironton.
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
In addition, on July 29, 2021, PCT reached an agreement with The Augusta Economic Development Authority to build its first U.S. cluster facility — the Augusta Facility — to produce UPRP from waste polypropylene. PCT expects the approximately 200-acre location in Augusta Corporate Park to ultimately produce up to 650 million pounds/year when fully operational.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes of ROCH and Legacy PCT for the fiscal year ended December 31, 2020 as filed in our Form S-1 on March 8, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
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
Results of Operations
Comparison of three and six month periods ended June 30, 2021 and 2020
The following table summarizes our operating results for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except %)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Costs and expenses
Operating costs	$2,411	$1,793	$618	34%	$4,541	$3,476	$1,065	31%
Research and development	224	9	215	2389%	771	357	414	116%
Selling, general and administrative	7,259	1,048	6,211	593%	14,883	2,286	12,597	551%
Total operating costs and expenses	9,894	2,850	7,044	247%	20,195	6,119	14,076	230%
Interest expense	6,054	597	5,457	914%	12,143	1,185	10,958	925%
Change in fair value of warrants	(359)	1,120	(1,479)	(132)%	13,262	1,775	11,487	647%
Other expense	(312)	(152)	(160)	105%	(203)	(100)	(103)	103%
Net loss	$15,277	$4,415	$10,862	246%	$45,397	$8,979	$36,418	406%
Operating Costs
The increases for the three and six month periods were primarily attributable to an increase in repairs and maintenance costs of $0.2 million and $0.5 million, higher personnel costs related to wages and salaries for increased operational staff at the Phase 1 Facility of $0.2 million and $0.4 million, and higher operational consulting costs related to the Phase 1 Facility of $0.3 million and $0.4 million, respectively.
Research and Development Expenses

Research and development expenses consist primarily of costs related to the development of our facilities and licensed product. These include mainly personnel costs and third-party consulting costs. In 2020 and 2021, our research and development expenses were related primarily to the development of the Phase II Facility and design and development of our UPRP Process. We expect our research and development expenses to increase for the foreseeable future as we increase investment in feedstock evaluation, including investment in new front-end feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks PCT can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.
Selling, General and Administrative Expenses
The increases for the three and six month period were primarily attributable to increased wages and benefits related to new administrative headcount of $3.1 million and $3.2 million, transaction-related expenses of $0 and $3.2 million, higher professional and legal services expense primarily related to issuance of the Revenue Bonds, public company expenses, and other initiatives of $1.5 million and $4.3 million, and increase in D&O insurance expense of $0.9 million and $0.9 million, respectively.
Interest Expense
The increase for the three and six month period was primarily attributable to interest on the Revenue Bonds and Convertible Notes of $5.5 million and $11.0 million, respectively.

Change in fair value of warrants
The decrease for the three month period was attributable to a $0.4 million decrease in fair value of the liability-classified RTI and private warrants compared to a $1.1 million increase in fair value for the P&G warrants in 2020. The increase for the six month period was attributable to a $13.3 million net increase in fair value of the liability-classified RTI and private warrants compared to a $1.8 million increase in fair value of P&G warrants in 2020.
Liquidity and Capital Resources
We have not yet begun commercial operations and we do not have any sources of revenue. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of Convertible Notes and Revenue Bonds and the Closing of the Business Combination. As of June 30, 2021, we had cash and cash equivalents on hand of $338.6 million, as well as $200.4 million of investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. Of the total cash balance, $300.9 million is included in Restricted Cash on the Condensed Consolidated Balance Sheet. This balance is restricted in terms of use based on the Loan Agreement and requires PCO to use the proceeds of the Revenue Bonds exclusively to construct and equip the Phase II Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds. The following is a summary of the components of the Restricted Cash balance as of June 30, 2021:

(in millions)	June 30, 2021
Equity Escrow Reserve	$50.0	represents required equity reserves
Capitalized Interest Reserve	43.8	represents interest payments through 12/1/2023
Debt Service Reserve	21.0	represents a portion of future principal payments
Bond Funds Available for Use for Ironton
Ironton Plant 1 Construction	183.9
Letter of Credit for Ironton Utilities	2.1
Other
Collateral for Company Credit Cards	0.1
	$300.9

PCT also had $313.6 million in debt and accrued interest, less $20.0 million of discount and issuance costs, as of June 30, 2021.
Further, in conjunction with the closing of the Business Combination, PCT received $326.0 million of gross proceeds related to the transaction closing and the release of the PIPE investment funds. The gross proceeds were offset by $27.9 million of capitalized issuance costs.
The proceeds and restricted cash described above are intended to be used for: construction of our Phase II Facility, which we currently estimate has $160.2 million in remaining cost to complete, approximately $8 - 10 million related to designing and building PCT’s overall global digital footprint, and for other general corporate purposes. Our future capital requirements will depend on many factors, including actual construction costs for our Phase II Facility, the construction of additional plants, including the Augusta Facility, funding needs to support our business growth and to respond to business opportunities, challenges or unforeseen circumstances. If our forecasts prove inaccurate, we may be required to seek additional equity or debt financing from outside sources, which we may not be able to raise on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.
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
In connection with the Business Combination, we and each of our subsidiaries (the “Magnetar Guarantors”) was required to unconditionally guarantee, on a senior basis, all of our obligations with respect of the Convertible Notes. The Convertible Notes are our senior obligations and are fully and unconditionally guaranteed by the Magnetar Guarantors. On March 17, 2021, we entered into a supplemental indenture (the “Second Supplemental Indenture”) with PureCycle Technologies LLC, PureCycle Technologies Holdings Corp., and U.S. Bank National Association, as trustee and collateral agent, pursuant to which (i) we and PureCycle Technologies Holdings Corp. agreed to guarantee our obligations under the Convertible Notes and (ii) we and PureCycle Technologies Holdings Corp. unconditionally assumed all of our obligations under the Convertible Notes and the Magnetar Indenture relating to, among other things, our obligations relating to the authorization, issuance and delivery of our common stock issuable upon conversion of the Convertible Notes.

Also, in connection with the Closing of the Business Combination, the Liens on all Collateral that secured the Convertible Notes and the Note Guarantees were automatically terminated and released (as such terms are defined in the Magnetar Indenture).
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
Unless earlier converted, redeemed or repurchased in accordance with the terms of the Magnetar Indenture, the Convertible Notes will mature on October 15, 2022, subject to an extension that may be exercised at our sole discretion to April 15, 2023 with respect to 50% of the then outstanding Convertible Notes. The Convertible Notes will bear interest from their date of issue at a rate of 5.875% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2021. Interest on the Convertible Notes is payable, at our option, entirely in cash or entirely in kind in the form of additional Convertible Notes. The first interest payment of $1,680,250 was due on April 15, 2021 and was paid entirely in kind, meaning that the principal amount of the Convertible Notes was increased by $1,680,250.

The Convertible Notes are convertible at the option of the holders at any time, until the close of business on the business day immediately preceding the maturity date. Following the consummation of the Business Combination, however, each holder was required to agree not to convert its Convertible Notes (except in connection with a Change of Control or Fundamental Change (each as defined in the Magnetar Indenture)) for a period not to exceed one hundred eighty (180) days following the consummation of the Business Combination, or September 13, 2021).

Following the consummation of the Business Combination, the conversion rate per $1,000 principal amount of Convertible Notes is approximately 144.4: the quotient of (A) $1,000 and (B) the SPAC Transaction PIPE valuation; provided that if the Equity Value of the Company in connection with the SPAC Transaction is greater than $775.0 million, the conversion rate will equal the product of (1) the amount that would otherwise be calculated pursuant to the clause set forth above and (2) a fraction equal to the Equity Value of the Company divided by $775.0 million (as such terms are defined in the Magnetar Indenture). Immediately following the consummation of the Business Combination, 8,661,290 shares of our Common Stock were issuable upon conversion of the Convertible Notes. Following the in kind payment of the first interest payment for the Convertible Notes, which was made on April 15, 2021, 8,903,842 shares of our Common Stock were issuable upon conversion of the Convertible Notes. Up to 951,360 additional shares of our Common Stock will be issuable upon conversion of the Convertible Notes assuming all remaining interest payments are made to holders of the Convertible Notes entirely in kind and the maturity date of the Convertible Notes is extended through April 15, 2023 (from October 15, 2022) at our election with respect to 50% of the amount outstanding under the Convertible Notes at October 15, 2022 (as described above).
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
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Net cash used in operating activities	$(42,982)	$(7,190)	$(35,792)	498%
Net cash used in investing activities	(242,932)	(1,557)	(241,375)	15,503%
Net cash provided by financing activities	293,914	9,874	284,040	2,877%
Cash and cash equivalents, beginning of period	330,574	150	330,424	220,283%
Cash and cash equivalents, end of period	$338,574	$1,277	$337,297	26,413%
Cash Flows from Operating Activities
The $35.8 million increase in net cash used in operating activities for the six months ending June 30, 2021 compared to the same period in 2020 was primarily attributable to the increase in transaction and other related payments that were paid as part of the Business Combination of $13.9 million, additional interest paid of $10.8 million related to the Revenue Bonds, $3.4 million paid for D&O insurance, $5.6 million net impact related to increased employee costs, $1.6 million related to the Impact License agreement, and $5.5 million due to higher professional, legal, and other costs, partially offset by the $5.0 million receipt of the Total pre-payment release.
Cash Flows from Investing Activities
The $241.4 million increase in net cash used in investing activities for the six months ending June 30, 2021 related to same period in 2020 was attributable to $200.7 million in purchases of available for sale debt securities and $40.7 million additional capital expenditure payments related to construction of the Company’s Phase II Facility.
Cash Flows from Financing Activities
The $284.0 million increase in net cash provided by financing activities for the six months ending June 30, 2021 related to same period in 2020 was primarily attributable to $298.5 million from the closing of the Business Combination, net of capitalized issuance costs and a decrease in payments to related parties of $2.9 million. This increase was offset by an increase in bond issuance costs paid of $4.1 million and a decrease in proceeds from issuance of Legacy PCT units of $12.5 million.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions.

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
The fair value of the awards is estimated on the date of grant using the Black-Scholes option- pricing model using the following assumptions:

	2021	2020
Expected annual dividend yield	0.0%	0.0%
Expected volatility	49.1%	42.1 - 63.3%
Risk-free rate of return	0.1%	1.6 - 1.7%
Expected option term (years)	0.2	0.75 - 4.4

The expected term of the restricted stock granted is determined based on the period of time the awards are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Legacy PCT’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, Legacy PCT considered industry, stage of life cycle, size and financial leverage. The dividend yield is assumed to be zero since Legacy PCT has not historically paid dividends. The fair value of the underlying Company shares for the three months ended June 30, 2021 was determined using an initial public offering scenario. The fair value of Legacy PCT Units, for the three months ended June 30, 2020, was determined using a hybrid method consisting of an option pricing method and an initial public offering scenario.
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
In connection with the Business Combination discussed in Note 1, the Company modified the RTI warrant agreement to purchase 971.0 thousand shares of PCT common stock instead of Legacy PCT Class C Units on November 20, 2020. RTI can exercise these warrants upon the first anniversary of Closing of the Business Combination. The warrants expire on December 31, 2024. In connection with the closing of the Business Combination, the Company determined the warrants issued are liability classified under ASC 480. Accordingly, the warrants will be held at their initial fair value and remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.
The Company has determined its warrant to be a Level 3 fair value measurement and has used the Black-Scholes option pricing model to calculate its fair value using the following assumptions:

Expected annual dividend yield	0%
Expected volatility	48.51 – 50.1%
Risk-free rate of return	0.56%
Expected option term (years)	3.5 – 3.75
The Company has determined the private warrants are liability classified. Accordingly, the warrants were held at their initial fair value and remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.

The Company has determined these warrants to be a Level 3 fair value measurement and has used the Black-Scholes model to calculate their fair value using the following assumptions, which are subject to judgement and could result in higher or lower changes in fair value based on the inputs selected:

	June 30, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	46.4%	47.3%
Risk-free rate of return	0.81%	0.86%
Expected option term (years)	4.72	5.0
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weakness
As disclosed in our prospectus filed pursuant to Rule 424(b)(3) of the Securities Act on July 1, 2021, in connection with the preparation of PCT’s consolidated financial statements as of and for the three months ended March 31, 2021 and June 30, 2021 and the years ended December 31, 2020 and 2019, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:
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
These material weaknesses could result in a misstatement of substantially all of PCT’s accounts or disclosures, which would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. We have concluded that these material weaknesses arose because, as a recently private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Remediation Plans
We have commenced measures to remediate the identified material weaknesses. These measures include:
•Adding 5 qualified personnel that have public accounting and/or public company experience in external reporting, technical accounting, and internal controls.
•The addition of these new employees, coupled with the existing personnel, have given PCT the ability to design and operate internal controls over financial reporting with appropriate segregation of duties.
•Further, PCT has designed and implemented formal controls for review procedures, reconciliations, disclosure and financial statement processes, including reviews of material agreements and implementing adequate cut-off procedures for expenses and payables.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 14 (“Contingencies”) to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

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

ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated interim financial statements and notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The market price of the Company’s common stock could decline due to any of these risks, in which case you could lose all or part of your investment. The Company’s business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business, financial condition or results of operations.
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
PCT’s business is not diversified.
PCT’s initial commercial success depends on its ability to profitably operate the solid waste disposal facility and Feedstock Evaluation Unit (the “FEU” or the “Phase I Facility”) and its ability to complete construction and profitably and successfully operate its first commercial scale recycling facility in Ironton, Ohio (the “Phase II Facility” and, together with the Phase I Facility, the “Project”) and the Augusta Facility. The Project is located in Lawrence County, Ohio. Other than the future production and sale of UPRP, there are currently no other lines of business or other sources of revenue. Such lack of diversification may limit PCT’s ability to adapt to changing business conditions and could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
The License Agreement sets forth certain performance and pricing targets which, if missed, could result in a termination or conversion of the license granted under the License Agreement.
Pursuant to the License Agreement, P&G has granted PCT a license to utilize certain P&G intellectual property. The intellectual property is tied to the proprietary purification process by which waste polypropylene may be converted to UPRP, referred to as the Technology. The License Agreement sets forth certain performance targets for the Phase II Facility and future facilities which, if missed, could result in a termination of the license granted under the License Agreement (if PCT is unable to make UPRP at certain production volumes and at certain prices within a certain time frame). The License Agreement also sets forth certain performance and pricing targets for the Phase II Facility and future facilities which, if missed, could result in conversion of the license to a non-exclusive license (if PCT’s UPRP is unable to meet certain purification thresholds within a certain period of time after the start of the Project or PCT is unable or unwilling to provide P&G with UPRP at certain prices from the first plant). In the event the License Agreement is terminated or converted to a non-exclusive license, this could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
PCT’s outstanding secured and unsecured indebtedness (including at the Project level), ability to incur additional debt and the provisions in the agreements governing PCT’s debt, and certain other agreements, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
As of June 30, 2021, after giving effect to the transactions contemplated by the Merger Agreement, the offering of the Revenue Bonds, and the issuance of $60 million of the Convertible Notes, PCT had total consolidated debt of $291.3 million (representing $311.3 million in debt, less $20.0 million of discount and issuance costs, as of June 30, 2021, including $232.0 million of indebtedness at the Project level). PCT’s debt service obligations could have important consequences to the Company for the foreseeable future, including the following: (i) PCT’s ability to obtain additional financing for capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of PCT’s cash flow from operating activities must be dedicated to the payment of principal and interest on PCT’s debt, thereby reducing the funds available to us for PCT’s operations and other corporate purposes; and (iii) PCT may be or become substantially more leveraged than some of its competitors, which may place PCT at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.
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
If any of PCT’s contractors or other third-parties in the global supply chain for materials, equipment or labor that are currently being used to construct the Phase II Facility or may be used by PCT in the future to construct additional facilities, including the Augusta Facility, are or become adversely impacted by, and/or the restrictions resulting from, the COVID-19 pandemic, PCT’s ability to timely complete the Phase II Facility or begin and complete construction on additional facilities, including the Augusta Facility, may be disrupted.
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
The Project will constitute the first of its kind. Construction on the Project commenced in 2018 with the construction of the Phase I Facility comprised of the FEU, operating within an 11,000 square foot building located on the Project site. The FEU was brought online on July 1, 2019. Construction of the Phase II Facility has commenced, will include modifications to 150,000 square feet of existing buildings, utilities and the Project storage area. Production is expected to commence in late 2022 and the plant is expected to be fully operational in 2023. The Company might not be able to achieve completion of the Phase II Facility in the expected timeframe, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a stoppage of work as a result of the COVID-19 outbreak, unexpected construction problems or severe weather. Significant unexpected delays in construction could result in additional costs or reduced revenues, and it could limit the amount of UPRP PCT can produce, which could severely impact PCT’s business, financial condition, results of operations and prospects.
The construction and commissioning of any new project, such as the Augusta Facility, is dependent on a number of contingencies some of which are beyond PCT’s control. There is a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed Project site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance and operations. No assurance can be given that construction will be completed, will be completed on time or will be completed at all, or as to whether PCT, which has provided a Guaranty of Completion of the Project, will have sufficient funds available to complete construction. If the Project is not completed, funds are not likely to be available to pay debt service on PCT’s outstanding debt.
Initially, PCT will rely on a single facility for all of its operations.
Initially, PCT will rely solely on the operations at the Project. Adverse changes or developments affecting the Project could impair PCT’s ability to produce UPRP and its business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Project, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt PCT’s ability to grow and produce UPRP in a timely manner, meet its contractual obligations and operate its business. PCT’s equipment is costly to replace or repair, and PCT’s equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of PCT’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect PCT’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage PCT has may not be sufficient to cover all of its potential losses and may not continue to be available to PCT on acceptable terms, or at all.
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
The Technology is based upon generally available commercial equipment to process contaminated polypropylene into clean recycled polypropylene product. Certain of the equipment to be utilized in the Phase II Facility has not operated with the same feedstock in a commercial mode. While PCT has constructed the FEU to demonstrate the process using the same or similar equipment (except at a smaller scale) as the commercial-scale Phase II Facility, the FEU does not operate at a commercial-scale. The collective test data was used to design the Phase II Facility equipment for commercial scale and testing under the intended operating conditions and configuration for the commercial-scale operation to verify reproducibility of results including color, melt flow index, moldability (tensile modulus and other measures) and the odor of the final PCT-produced polypropylene product. While that testing indicated that the FEU can generate recycled polypropylene product that on average meets all of its key parameter targets, PCT cannot guarantee these results will be achieved in commercial-scale operation. Further, of the four quality parameters for UPRP, odor is the most difficult to characterize and measure. PCT’s goal is to generate product that will significantly reduce the odor of the offtake and be comparable or nearly comparable to virgin polypropylene with respect to level of odor, but PCT cannot guarantee that the Project will be capable of achieving the quality parameters of UPRP, performance guarantees or meeting the requirements of the currently applicable environmental permits. The Project’s failure to achieve the quality parameters for UPRP, performance guarantees or meet the requirements of the currently applicable environmental permits could impact PCT’s business, financial condition, results of operations and prospects if the possible shortfalls versus specification are not effectively remedied per contract.
Furthermore, PCT’s first cluster facility, which will be located in Augusta, Georgia, will be PCT’s first scaled up “cluster” model. PCT is currently working on pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility and there is no guaranty that these efforts will be successful. If the Augusta Facility fails to achieve the expected efficiencies, including across the construction and permitting processes, as well as fails to reduce average capital expenditures per plant and reduce overall operating costs, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.
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
PCT’s ability to procure a sufficient quantity and quality of post-industrial and post-consumer waste that contains polypropylene as feedstock is dependent upon certain factors outside of PCT’s control including, but not limited to, changes to pricing levels for waste polypropylene, recycled polypropylene and non-recycled polypropylene, shortages in supply, interruptions affecting suppliers (including those due to operational restraints, industrial relations, transportation difficulties, accidents or natural disasters), or the introduction of new laws or regulations that make access to waste polypropylene more difficult or expensive. PCT has entered into four feedstock supply agreements each for a term of three years with automatic one-year renewals for 17 years, and one feedstock supply agreement for a term ending October 31, 2023 (collectively, the “Feedstock Supply Agreements”). The Feedstock Supply Agreements are subject to prior termination by either party upon ninety days’ notice prior to expiration of the current term. The Feedstock Supply Agreements provide for a combined guaranteed minimum of 60 MMlb/yr. of feedstock and at PCT’s option for a combined maximum of 195 MMlb/yr., and up to a combined 210 MMlb/yr. as an option to be mutually agreed to. The amount of feedstock to be supplied each year by each supplier is determined prior to each year in an Annual Volume Commitment (as defined therein). The feedstock suppliers guarantee that they will not sell to other parties or otherwise dispose of any portion of feedstock up to the Annual Volume Commitment. While there are no penalties stated in the Feedstock Supply Agreements for failure of either party to deliver and/or accept the committed quantity of feedstock, PCT may terminate an agreement by giving notice of nonrenewal as indicated above. While PCT believes it has sourced sufficient feedstock of desirable quality, it cannot guarantee that feedstock suppliers will have sufficient quantities available and at the appropriate specifications in accordance with their respective agreements with PCT. If feedstock is not available to PCT in sufficient quantity and of requisite quality, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.
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
The customer approval process for the UPRP product may take longer than expected and certain potential customers may be slow to accept the product produced by PCT or may not accept it at all. PCT has agreed to a strategic partnership term sheet to enter into an offtake agreement with a term of 20 years, whereby PCT guarantees the UPRP product to meet specific criteria for color and opacity. There is no odor specification in the offtake agreements. Any such changes may require modifications to its executed offtake agreements, which provide for a combined guaranteed minimum sale of 63 MMlb/yr of UPRP at PCT’s option, and a combined maximum of 138 MMlb/yr. The amount of UPRP to be provided for sale under each agreement is determined prior to each year as an Annual Volume Commitment. PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, customer’s internal policies, and technical, safety, and other qualifications for UPRP use in the customer’s products. Upon delivery, the customer will have 30 days to inspect the UPRP and either accept or reject the material. Provided PCT has sufficient feedstock and that the UPRP meets the product specifications and conditions as determined in each offtake agreement, PCT should have sufficient product offtake capacity to accommodate a production rate of 107 MMlb/yr. The inability of PCT to provide product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.

Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.
While PCT expects the price of its UPRP to continue to command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin PP, there is no guarantee of this result. Offtake agreements contain pricing for PCT’s products at both fixed prices and Index prices. PCT is using Information Handling Services provided by IHS Market Ltd (“IHS”) as it relates to the monthly market movement price mechanism index known as “Global Plastics & Polymers Report, Month-End: Polypropylene (PP)” and “Homopolymer (GP Inj. Mldg.),” with the price description terms of “Contract-market; HC Bulk, Delivered; Ex-Discounts, rebates” (delivered via railcar), based on the lower value listed in “Cts/Lb.” Over the last year the index has been as high as $1.32 in February 2021 and as low as $0.54 in April 2020. Should the modeled index price forecasted by IHS be materially lower than the IHS estimate, PCT’s business, financial condition, results of operations and prospects may be materially adversely impacted.
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
The use of UPRP in food grade applications is subject to regulation by the U.S. Food and Drug Administration (“FDA”). The FDA has established certain guidelines for the use of recycled plastics in food packaging, as set forth in the “Guidance for Industry - Use of Recycled Plastics in Food Packaging: Chemistry Considerations (August 2006).” In order for the UPRP to be used in food grade applications, PCT will request one or more Letters of No Objection (“LNO”) from the FDA. The process for obtaining an LNO will include FDA evaluation of both the PCT purification process, the Technology, as well as the recycled feedstock resin. As such, PCT may seek multiple LNOs for type of use and for different sources of feedstock. In addition, as needed, individual surrogate challenge testing and migration studies will be conducted to simulate articles in contact with food. Surrogate challenge testing can be used in lieu of, or in conjunction with, migration testing for the FDA’s evaluation of PCT’s Technology. The need for migration testing is informed by the results from the surrogate challenge testing.
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
PCT has not identified any technical or engineering circumstances that it believes would prevent the issuance of the key permits and approvals required for construction and operation of the Project in the ordinary course consistent with the planned construction of the Project. Delays in or failure to obtain and maintain any required permit or approval, or delay in satisfying or failure to satisfy any condition or requirement or any approval or permit could delay or prevent completion of the Project or result in additional costs or reduced revenues. Federal, state and local statutory and regulatory requirements applicable to construction and operation of the Project are subject to change. No assurance can be given that PCT or any other affected party will be able to comply with such changes. Additional statutory or regulatory requirements may be imposed upon both the Project and the additional plant to be located in Augusta, Georgia in the future, which might materially increase costs of operation or maintenance.
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
In connection with its issuance of Convertible Notes, PCT entered into a registration rights agreement (the “Magnetar Registration Rights Agreement”) with a series of funds affiliated with Magnetar Capital LLC (the “Magnetar Investors”). Pursuant to the Magnetar Registration Rights Agreement, PCT, ROCH, or an affiliate thereof was required to file a registration statement to register the resale of the Common Stock (as defined therein) held by the Magnetar Investors upon conversion of the Convertible Notes no later than 60 days following the consummation of the Business Combination (as extended through June 26th as a result of certain waivers granted by Magnetar), and was required to have such registration statement declared effective by a certain period of time or pay liquidated damages. The Magnetar Investors also have certain demand rights, subject to certain requirements and customary conditions.
The aggregate number of shares of PCT’s Common Stock that will be entitled to registration under the Investor Rights Agreement (based on the minimum number of PCT Unitholders required to enter into the Investor Rights Agreement to satisfy a closing condition from the Merger Agreement to the Business Combination), the PIPE Registration Rights Agreement and the Magnetar Registration Rights Agreement is approximately 94.3 million. A registration statement for 25.0 million shares of Common Stock was declared effective on March 19, 2021 in connection with the PIPE Registration Rights Agreement. A registration statement for approximately 8.9 million shares of Common Stock underlying the Convertible Notes held by Magnetar (plus an additional approximately 1.0 million shares of Common Stock if future interest payments are made entirely in kind and the maturity date of the Convertible Notes is extended) and approximately 2.4 million shares of Common Stock held by certain Initial Stockholders (as defined therein) was declared effective on July 1, 2021 in connection with the Magnetar Registration Rights Agreement and the Investor Rights Agreement. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of the Company’s common stock.
Future offerings of debt or offerings or issuances of equity securities by PCT may adversely affect the market price of PCT’s common stock or otherwise dilute all other stockholders.
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
Certain provisions of the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws could hinder, delay or prevent a change in control of PCT, which could adversely affect the price of PCT’s common stock.
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
PCT is an emerging growth company, as defined in the JOBS Act. For as long as PCT continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. PCT will remain an emerging growth company until the earlier of (1) the date (a) December 31, 2025, (b) in which PCT has total annual gross revenue of at least $1.07 billion or (c) in which PCT is deemed to be a large accelerated filer, and (2) the date on which PCT has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
In connection with the preparation of PCT’s consolidated financial statements as of and for the three months ended March 31, 2021 and June 30, 2021 and the years ended December 31, 2020, and 2019, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:
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
These material weaknesses could result in a misstatement of substantially all of PCT’s accounts or disclosures, which would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. PCT has commenced measures to remediate the identified material weaknesses. These measures include adding qualified personnel, with public company and internal control experience, as well as implementing new financial processes and procedures. PCT intends to continue to take steps to remediate the material weaknesses described above and further develop its accounting processes, controls, and reviews. PCT plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. PCT will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
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
As a result of recent SEC guidance, certain of PCT’s Company Warrants are presented as liabilities with subsequent fair value remeasurement, which may have an adverse effect on the market price of PCT’s common stock.

PCT has 199,125 warrants that were previously issued by ROCH in private placements that occurred concurrently with ROCH’s initial public offering before being converted into Company warrants pursuant to the Business Combination (the “private warrants”). These private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by PCT and exercisable by such holders on the same basis as the warrants included in the units sold in ROCH’s initial public offering, in which case the 199,125 private warrants could be redeemed by PCT for $2.0 million. Under U.S. GAAP, PCT is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount dependent upon the characteristics of the holder precludes these warrants from being considered indexed to PCT’s common stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by the initial purchaser or a permitted transferee, cannot be redeemed by PCT and are exercisable on a cashless basis at the holder’s option, the requirements for accounting for these warrants as equity are not satisfied. Therefore, PCT will account for these private warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of PCT’s common stock.
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
None.
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

10.1	Amendment, dated May 10, 2021, to Nonqualified Stock Option Agreement, dated May 10, 2021, by and between PureCycle Technologies, Inc. and Michael Dee.(3)

10.2	PureCycle Technologies, Inc. Executive Severance Plan, dated May 10, 2021. (3)

10.3	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Employees. (4)

10.4	Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Award Agreement for Employees. (4)

10.5	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement for CFO. (4)

10.6	Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Agreement for CFO. (4)

10.7	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Directors.*

31.1	Rule 13a – 14(a) Certification by Michael Otworth, Chairman and Chief Executive Officer, for the quarter ended June 30, 2021.*

31.2	Rule 13a – 14(a) Certification by Michael Dee, Chief Financial Officer, for the quarter ended June 30, 2021.*

32.1	Section 1350 Certification by Michael Otworth, Chairman and Chief Executive Officer, for the quarter ended June 30, 2021.*

32.2	Section 1350 Certification by Michael Dee, Chief Financial Officer, for the quarter ended June 30, 2021.*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020.
(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Six Months Ended June 30, 2021 and 2020.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020.
(v) Notes to the Interim Condensed Consolidated Financial Statements

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
(3)    Previously filed as an exhibit to PureCycle Technologies, Inc.’s Current Report on Form 8-K filed on May 14, 2021.
(4)    Previously filed as an exhibit to PureCycle Technologies, Inc.’s Current Report on Form 8-K filed on July 14, 2021.
*    Filed herewith.
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

Date: August 12, 2021