Form 10-Q
period 2021-09-30
PureCycle Technologies, Inc.
filed 2021-11-10
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40234

PureCycle Technologies, Inc.
(Exact name of registrant as specified in its charter)

State	86-2293091
Delaware	(I.R.S. Employer Identification Number)
5950 Hazeltine National Drive, Suite 650
Orlando, Florida 32822
(877) 648-3565
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PCT	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock, $0.001 par value per share, at an exercise price of $11.50 per share	PCTTW	The Nasdaq Stock Market LLC
Units, each consisting of one share of common stock, $0.001 par value per share, and three quarters of one warrant	PCTTU	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 10, 2021, there were approximately 125,025,204 shares of the registrant's common stock outstanding, par value $0.001 per share, outstanding.

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

•    PCT’s ability to sort and process polypropylene plastic waste at its plastic waste prep (“Feed PreP”) facilities;

•    PCT’s ability to maintain exclusivity under the Procter & Gamble Company (“P&G”) license (as described below);

•    the implementation, market acceptance and success of PCT’s business model and growth strategy;

•    the success or profitability of PCT’s offtake arrangements;

•    the ability to source feedstock with a high polypropylene content;

•    PCT’s future capital requirements and sources and uses of cash;

•    PCT’s ability to obtain funding for its operations and future growth;

PureCycle Technologies, Inc.
PART I - FINANCIAL INFORMATION (CONTINUED)

•    developments and projections relating to PCT’s competitors and industry;

•    the outcome of any legal or regulatory proceedings to which PCT is, or may become, a party including the recently filed securities class action case and the ongoing SEC investigation;

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

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Unaudited)
(in thousands except per share data)	September 30, 2021	December 31, 2020
CURRENT ASSETS
Cash	$36,672	$64,492
Debt securities available for sale	184,575	—
Prepaid expenses and other current assets	2,793	446
Total current assets	224,040	64,938
Restricted cash	272,879	266,082
Prepaid expenses and other non-current assets	5,807	2,890
Property, plant and equipment, net	189,222	74,067
TOTAL ASSETS	$691,948	$407,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,084	$1,058
Accrued expenses	44,385	26,944
Accrued interest	7,798	4,951
Notes payable – current	—	122
Total current liabilities	54,267	33,075
NON-CURRENT LIABILITIES
Deferred revenue	5,000	—
Notes payable	59,670	26,477
Bonds payable	232,270	235,676
Warrant liability	9,530	—
Other non-current liabilities	1,076	1,000
TOTAL LIABILITIES	$361,813	$296,228

COMMITMENT AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 118,251 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	118	—
Class A Units - no par value; 0 and 3,981 units authorized; 0 and 3,612 units issued and outstanding as of September 30, 2021 and December 31, 2020	—	38
Class B Preferred Units - no par value; 0 and 1,938 units authorized; 0 and 1,938 units issued and outstanding as of September 30, 2021 and December 31, 2020	—	21
Class B-1 Preferred Units - no par value; 0 and 1,146 units authorized, 0 and 1,105 units issued and outstanding as of September 30, 2021 and December 31, 2020	—	16
Class C Units – no par value; 0 and 1,069 units authorized, 0 and 865 units issued and 0 and 775 units outstanding as of September 30, 2021 and December 31, 2020	—	7
Additional paid-in capital	468,421	192,381
Accumulated other comprehensive loss	(17)	—
Accumulated deficit	(138,387)	(80,714)
TOTAL STOCKHOLDERS' EQUITY	330,135	111,749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,948	$407,977
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(in thousands except per share data)
Costs and expenses
Operating costs	$2,687	$3,564	$7,228	$7,040
Research and development	330	171	1,101	528
Selling, general and administrative	24,489	2,232	39,372	4,518
Total operating costs and expenses	27,506	5,967	47,701	12,086
Interest expense	1,843	642	5,722	1,827
Change in fair value of warrants	(8,369)	—	4,893	1,775
Other income	(3)	—	(206)	(100)
Total other expense	(6,529)	642	10,409	3,502
Net loss	$(20,977)	$(6,609)	$(58,110)	$(15,588)
Loss per share
Basic and diluted	$(0.18)	$(0.28)	$(0.61)	$(0.75)
Weighted average common shares
Basic and diluted	118,255	27,156	95,773	27,156

Other comprehensive loss:
Unrealized loss on debt securities available for sale	$89	$—	$(17)	$—
Total comprehensive loss	$(20,888)	$(6,609)	$(58,127)	$(15,588)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Nine Months Ended September 30, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	$—	3,612	$88,081	1,938	$20,071	1,105	$41,162	775	$11,967	$31,182	$—	$(80,714)	$111,749
Conversion of stock	—	—	34,386	(88,043)	18,690	(20,050)	15,217	(41,146)	5,936	(11,960)	161,199	—	—	$—
Balance at December 31, 2020, effect of reverse recapitalization conversion	—	$—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	—	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $27.9 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	—	293,966
Issuance of restricted stock awards	775	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Forfeiture of restricted stock	(3)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Equity based compensation	—	—	—	—	—	—	—	—	—	—	68	—	—	68
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,074)	(26,074)
Balance, March 31, 2021	117,349	$117	—	$—	—	$—	—	$—	—	$—	$455,475	$—	$(106,351)	$349,241
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	—	—	—	—	835	—	—	835
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,059)	(11,059)
Balance, June 30, 2021	117,339	$117	—	$—	—	$—	—	$—	—	$—	$456,310	$(106)	$(117,410)	$338,911
Exercise of warrants	17	—	—	—	—	—	—	—	—	—	196	—	—	196
Issuance of restricted stock awards	1,000	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Equity based compensation	26	—	—	—	—	—	—	—	—	—	13,611	—	—	13,611
Share repurchase	(131)	—	—	—	—	—	—	—	—	—	(1,695)	—	—	(1,695)
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,977)	(20,977)
Balance, September 30, 2021	118,251	$118	—	$—	—	$—	—	$—	—	$—	$468,421	$(17)	$(138,387)	$330,135

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Nine Months Ended September 30, 2020
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2019	—	$—	2,581	$387	1,728	$1,898	630	$23,656	436	$4,054	$107	$—	$(27,722)	$2,380
Conversion of stock	—	—	24,575	(360)	16,660	(1,880)	8,670	(23,647)	3,625	(4,050)	29,937	—	—	—
Balance at December 31, 2019, effect of reverse recapitalization conversion	—	—	27,156	$27	18,388	$18	9,300	$9	4,061	$4	$30,044	$—	$(27,722)	$2,380
Issuance of units	—	—	—	—	—	—	4,578	5	—	—	11,569	—	—	11,574
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	362	—	417	—	—	417
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,564)	(4,564)
Balance, March 31, 2020	—	$—	27,156	$27	18,388	$18	13,878	$14	4,423	$4	$42,030	$—	$(32,286)	$9,807
Issuance of units	—	—	—	—	—	—	393	—	—	—	920	—	—	920
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	147	1	172	—	—	173
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,415)	(4,415)
Balance, June 30, 2020	—	$—	27,156	$27	18,388	$18	14,271	$14	4,570	$5	$43,122	$—	$(36,701)	$6,485
Issuance of units	—	—	—	—	—	—	2,045	2	—	—	5,010	—	—	5,012
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	1,256	1	1,962	—	—	1,963
Redemption of vested profit units	—	—	—	—	—	—	—	—	(8)	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,609)	(6,609)
Balance, September 30, 2020	—	$—	27,156	$27	18,388	$18	16,316	$16	5,818	$6	$50,078	$—	$(43,310)	$6,835
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(58,110)	$(15,588)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	14,753	2,886
Fair value change of warrants	4,893	1,775
Depreciation expense	1,507	1,409
Accretion of debt instrument discounts	167	—
Amortization of debt issuance costs	2,040	—
Issuance costs attributable to warrants	109	—
Amortization of premium on debt securities	395	—
Gain on extinguishment of secured term loan	(314)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,347)	(128)
Prepaid expenses and other non-current assets	(2,917)	(100)
Accounts payable	(399)	(587)
Accrued expenses	(9,554)	288
Accrued interest	2,819	(739)
Deferred revenue	5,000	—
Net cash used in operating activities	$(41,958)	$(10,784)
Cash flows from investing activities
Construction of plant	(88,153)	(2,423)
Purchase of debt securities, available for sale	(229,183)	—
Sale and maturity of debt securities, available for sale	44,197	—
Net cash used in investing activities	$(273,139)	$(2,423)
Cash flows from financing activities
Proceeds from secured term loan	—	314
Proceeds from promissory note	91	—
Payments on promissory note from related parties	—	(600)
Payments on advances from related parties	—	(2,704)
Payments on promissory notes	(91)	(863)
Proceeds for exercise of warrants	196	—
Proceeds from ROCH and PIPE financing, net of issuance costs	298,461	—
Convertible notes issuance costs	(480)	—
Bond issuance costs	(4,067)	(155)
Proceeds from issuance of units	—	17,173
Payments on redemption of vested Legacy PCT profit interests	(36)	—
Net cash provided by financing activities	$294,074	$13,165
Net decrease in cash and restricted cash	(21,023)	(42)
Cash and restricted cash, beginning of period	330,574	150
Cash and restricted cash, end of period	$309,551	$108
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	$845	$1,581
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$25,300	$—

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Additions to property, plant, and equipment in accounts payable	$1,425	$1,319
Additions to property, plant, and equipment in accrued interest	$1,708	$39
Non-cash financing activities
Share repurchase — additions to accrued expense	$1,695	$—
PIK interest on convertible notes	$1,680	$—
Initial fair value of acquired warrant liability	$4,604	$—
Capitalization of bond issuance costs — additions to accrued expenses	$—	$1,961
Conversion of accounts payable to promissory notes	$—	$1,247
The accompanying notes are an integral part of these financial statements.
@

PureCycle Technologies LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Business Combination
On March 17, 2021, PureCycle consummated the previously announced business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of Parent Co, Roth CH Merger Sub Corp., a Delaware corporation and wholly owned direct subsidiary of ParentCo and PureCycle Technologies LLC (“PCT LLC” or “Legacy PCT”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).
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

Legacy PCT unitholders will be issued up to 4.0 million additional shares of the Company’s common stock if certain conditions are met (“the Earnout”). The Legacy PCT unitholders will be entitled to 2.0 million shares if after six months after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the common stock is greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The Legacy PCT unitholders will be entitled to 2.0 million shares upon the commercial-scale plant in Ironton, Ohio (the “Ohio Phase II Facility”) becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $27.9 million related to the equity issuance, consisting primarily of investment banking and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.
The Company incurred approximately $5.2 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination. Of this, $3.2 million was recorded in general and administrative expenses on the consolidated statement of comprehensive loss for the nine months ended September 30, 2021.
Unless the context otherwise requires, “Registrant,” “PureCycle,” “Company,” “PCT,” “we,” “us,” and “our” refer to PureCycle Technologies, Inc., and its subsidiaries at and after the Closing and give effect to the Closing. “Legacy

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 (in thousands):

Cash - ROCH Trust and cash (net of redemptions)	$76,510
Cash - PIPE	250,000
Less transaction costs	(28,049)
Net Business Combination and PIPE financing	$298,461
In addition to cash received by the Company at the Close of the Business Combination, the Company assumed a warrant liability from ROCH measured at $4.6 million at March 18, 2021.
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes of Legacy PCT for the fiscal year ended December 31, 2020 as filed on July 1, 2021 in our prospectus filed pursuant to Rule 424(b)(3) of the Securities Act. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the nine months ended September 30, 2021, noting the Company has reflected the reverse recapitalization pursuant to the Business

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Combination, as well as immaterial corrections related to prior periods for all periods presented within the unaudited condensed consolidated balance sheets, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows.
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
Liquidity
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying condensed consolidated interim financial statements, the Company has not yet begun commercial operations and does not have any sources of revenue. In prior periods, substantial doubt was raised about the ability of Legacy PCT to continue as a going concern. The Company believes that the total capital raised through the Business Combination is sufficient to adequately fund its future obligations for at least one year from the date the condensed consolidated interim financial statements are available to be issued. As of September 30, 2021, and December 31, 2020, the Company had an unrestricted cash balance of $36.7 million and $64.5 million, respectively, working capital of $169.8 million and $31.9 million, respectively, and an accumulated deficit of $138.4 million and $80.7 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred a net loss of $58.1 million and $15.6 million, respectively.
Emerging Growth Company
At September 30, 2021, we qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Immaterial Corrections Related to Prior Periods
We have identified immaterial corrections to prior periods related to capitalization of interest associated with the tax-exempt revenue bonds and the costs associated with issuance of equity that originated during the period presented herein. We evaluated the effects of these corrections on the condensed consolidated financial statements for the year ended December 31, 2020 and the unaudited condensed consolidated financial statements for the three months ended March 31, 2021, as well as the three and six months ended June 30, 2021, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We have concluded that no period is materially misstated. Accordingly, we have reflected the prior period impacts and associated revisions for these periods presented herein.
The revision increased property, plant and equipment, net and decreased interest expense by $3.8 million for the twelve months ended December 31, 2020, $4.1 million for the three months ended March 31, 2021, and $4.2 million and $8.3 million for the three and six months ended June 30, 2021, respectively, as well as reclassified $0, $0 and $11.1 million from net cash used in operating activities to cash paid for construction of plant for the twelve months ended December 31, 2020, three months ended March 31, 2021, and six months ended June 30, 2021, respectively.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of September 30, 2021, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions. As of December 31, 2020, the Company’s cash and cash equivalents balance represents cash deposited with financial institutions. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low.
Investments

The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of September 30, 2021 have been classified as Available for Sale. The Company did not hold any investments in Debt Securities as of December 31, 2020. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.

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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits (“NFPs”) and public NFPs that have not yet issued (or made available for issuance) financial statements reflecting the new standard. These new leasing standards are effective for the Company beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company elected to apply the modified retrospective adoption approach to all contracts. Under this approach, prior periods were not restated. Rather, convertible notes and other disclosures for prior periods were provided in the notes to the financial statements as previously reported under ASC 470-20, and the cumulative effect of initially applying the guidance was recognized as an adjustment to Notes payable, APIC, and Accumulated deficit.
As a result of applying the modified retrospective method to adopt ASU 2020-06, adjustments were made to the consolidated balance sheets as of December 31, 2020 and the below illustrates how the notes payable, APIC, and accumulated deficit balances would be effected as of January 1, 2021 (in thousands, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	December 31, 2020		January 1, 2021
	As reported	Adjustments	As adjusted
Notes payable	$26,599	$30,638	$57,237
APIC	192,381	(31,075)	161,306
Accumulated deficit	$(80,714)	$437	$(80,277)

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
Secured Term Loan
Enhanced Capital Ohio Rural Fund, LLC
On February 28, 2019, Legacy PCT entered into a subordinated debt agreement with Enhanced Capital Ohio Rural Fund, LLC. The agreement provides for principal of $1.0 million with an interest rate of the U.S. Federal prime rate per annum.
As of September 30, 2021, and December 31, 2020, the outstanding balance of the loan is $0. On October 7, 2020, upon the closing of the revenue bond offering, the full outstanding balance was paid off. Legacy PCT incurred $9 thousand and $29 thousand of interest cost during the three and nine months ended September 30, 2020, respectively.
Promissory Notes
Koch Modular Process Systems Secured Promissory Note
On December 20, 2019, Legacy PCT entered into an agreement with Koch Modular Process Systems LLC (“KMPS”) to convert the current balance of Account Payable due to KMPS into a promissory note. Legacy PCT issued a Secured Promissory Note for a principal amount of $1.7 million with a maximum advance of funds up to $3.0 million. During the nine months ended September 30, 2020, Legacy PCT converted $1.2 million of Accounts Payable into the note. The rate of interest on the loan balance is 21% per annum through the month of November 2019 and 24% per annum for December 2019 and thereafter.
As of September 30, 2021, and December 31, 2020, the outstanding balance on the promissory note is $0. On October 7, 2020, upon the closing of the revenue bond offering, the full outstanding balance was paid off. Legacy PCT incurred $107 thousand and $342 thousand of interest cost during the three and nine months ended September 30, 2020, respectively.
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
As of September 30, 2021 and December 31, 2020, the outstanding balance on the promissory note is $0. On October 7, 2020, upon the closing of the revenue bond offering, the full outstanding balance was paid off. Legacy PCT incurred $122 thousand and $365 thousand of interest cost during the three and nine months ended September 30, 2020, respectively. As the promissory note was used to construct the Company’s property, plant and equipment, a portion of the interest cost incurred was capitalized within Property, Plant and Equipment.
Promissory Note to Related Party
Innventus Fund I, LP
On July 19, 2019, Legacy PCT entered into a Note and Warrant Financing agreement with Innventus Fund I, LP (now known as Innventus ESG Fund I L.P.) to obtain a $600 thousand loan and warrant financing. The Negotiable Promissory Note had a maturity date of October 21, 2019, and an interest rate of 1-month LIBOR plus 8.0%. The aggregate unpaid principal amount of the loan and all accrued and unpaid interest is due on the maturity date. Legacy PCT repaid the principal and all accrued and unpaid interest on February 5, 2020. Legacy PCT incurred $0 and $5 thousand of interest cost during three and nine months ended September 30, 2020, respectively.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Auto Now Acceptance Company, LLC
On May 5, 2017, Legacy PCT entered into a revolving line of credit facility (the “Credit Agreement”) with Auto Now Acceptance Company, LLC (“Auto Now”), a related party.
On May 3, 2018, the Credit Agreement was amended and restated in its entirety and secured by a Security Agreement dated May 3, 2018. The credit facility was increased to $14.0 million, bearing interest at a rate of LIBOR plus 6.12% per annum, payable monthly. The maturity date was extended to August 15, 2018.
On July 31, 2018, the Credit Agreement was amended to extend the maturity date to February 15, 2019. Under the agreement, Auto Now’s advances of funds to Legacy PCT ceased on July 31, 2018.
On May 29, 2020, Legacy PCT executed a Second Amended and Restated the Security Agreement and entered into a Third Amended and Restated Promissory Note agreement to extend the financing on the loan from Auto Now. The agreement extended the maturity date of the loan to June 30, 2021 and adjusted the interest rate on the third amended loan agreement. The security interests include inventory, equipment, accounts receivables and all the Company’s assets. The interest rate within the amendment increased as follows:
•The annual rate of the 1-month LIBOR in U.S. dollars plus 6.12% adjusted daily, from May 3, 2018 through May 18, 2020
•12% per annum from May 19, 2020 through August 31, 2020
•16% per annum from September 1, 2020 through December 31, 2020
•24% per annum from January 1, 2021 through June 30, 2021
As of September 30, 2021 and December 31, 2020, the outstanding balance on the credit facility is $0. On December 21, 2020, Legacy PCT repaid the outstanding balance on the note. Legacy PCT incurred $413 thousand and $1.1 million of interest cost during the three and nine months ended September 30, 2020, respectively. As the promissory note was used to construct the Company’s property, plant and equipment, a portion of the interest cost incurred was capitalized within Property, Plant and Equipment.
Advances from Related Parties
During 2019 and 2020, Legacy PCT received $746 thousand of funding and support services from Innventure1 LLC (formerly Innventure LLC) and Wasson Enterprises. On March 26, 2020, $375 thousand of the balance was repaid. The remaining balance of $371 thousand was assigned from Wasson Enterprise to Innventure LLC (Formerly WE-Innventure LLC).
Convertible Notes
On October 6, 2020, Legacy PCT entered into a Senior Notes Purchase Agreement (the “Agreement”) with certain investors. The Agreement provides for the issuance of Senior Convertible Notes (the “Notes” or “Convertible Notes”), which have an interest rate of 5.875% and mature on October 15, 2022 (the “Maturity Date”) and are subject to a six-month maturity extension at the Company’s option with respect to 50% of the then outstanding Notes on a pro rata basis, unless repurchased or converted prior to such date (“Maturity Date Extension”). The initial closing took place on the date of the Indenture on October 7, 2020 (the “First Closing”), upon which $48.0 million in aggregate principal of Notes were issued to the Investors (“the Magnetar Investors”). The Agreement also includes an obligation for the Company to issue and sell, and for each of the Magnetar Investors to purchase, Notes in the principal amount of $12.0 million within 45 days after the Company enters into the Merger Agreement as defined in Note 1 (“Second Closing Obligation”). On December 29, 2020, the remaining Notes were purchased in accordance with the Agreement. On April 15, 2021, the first interest payment of $1.7 million was paid entirely in kind, which increased the principal amount of the Notes by $1.7 million (“PIK Interest”). The Notes are convertible through the Maturity Date at the option of the holder. Following the consummation of the Business Combination, however, each holder was required to agree not to convert its Notes (except in connection with a Change of Control or Fundamental Change (each as defined in the Indenture) for a period not to exceed one hundred eighty (180)

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
days following the consummation of the Business Combination, or September 13, 2021). As of September 30, 2021 and December 31, 2020, none of the Notes were converted into shares of common stock. The Notes are recorded within notes payable in the condensed consolidated balance sheet. As the Notes were used to construct the Company’s property, plant and equipment, a portion of the interest costs incurred were capitalized within property, plant and equipment.
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$906	$—	$2,689	$—
Amortization of deferred financing costs	466	—	1,546	—
Effective interest rate	9.0%	—%	9.0%	—%
The following provides a summary of the convertible notes (in thousands):

	As of
	September 30, 2021	December 31, 2020
Unamortized deferred issuance costs	$2,010	$3,288
Net carrying amount	59,670	56,712
Fair value	$123,332	$123,532
Fair value level	Level 3	Level 3
As of September 30, 2021, as a result of the Business Combination, the conversion price of the notes changed to the quotient of (A) $1,000 and (B) the SPAC transaction PIPE valuation; provided that if the Equity Value of the Company in connection with the SPAC Transaction is greater than $775.0 million, the conversion rate shall equal the product of (1) the amount that would otherwise be calculated pursuant to this clause set forth above and (2) a fraction equal to the Equity Value of the Company divided by $775.0 million (as such terms are defined in the indenture governing the Notes). The conversion price is $6.93 for potential conversion of the Notes outstanding as of September 30, 2021 into approximately 8.9 million shares of common stock.
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
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Bonds” or “Revenue Bonds”) and loaned the proceeds from their sale to PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), pursuant to a loan agreement dated as of October 1, 2020 between SOPA and PCO (“Loan Agreement”), to be used to (i) acquire, construct and equip the Ohio Phase II Facility; (ii) fund a debt service reserve fund for the Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A Bonds (“Series 2020A Bonds”); (iii) finance capitalized interest; and (iv) pay the costs of issuing the Bonds. The Bonds were offered in three series, including (i) Tax-Exempt Series 2020A Bonds; (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”), each series in the aggregate principal amount, bearing interest and maturing as shown in the table below. The Series 2020A Bonds were issued at a total discount of $5.5 million. The discount is amortized over the term of the Bonds using the effective interest method. The purchase price of the

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Bonds was paid and immediately available to SOPA on October 7, 2020, the date of delivery of the Bonds to their original purchaser. PureCycle is not a direct obligor on the Bonds and is not a party to the Loan Agreement or the indenture of trust dated as of October 1, 2020 (“Indenture”), between SOPA and UMB Bank, N.A as trustee (“Trustee”), pursuant to which the Bonds have been issued. Legacy PCT has executed a guaranty of completion dated as of October 7, 2020 (“Completion Guaranty”), with respect to the full and complete performance by PCO of PCO’s obligations with respect to construction and completion of the Project, including construction by the Completion Date, free and clear of any liens (other than permitted liens), and the payment of all Project costs incurred prior to completion of the Project, and all claims, liabilities, losses and damages owed by PCO to each counterparty under the Project Documents (as such terms are defined in the Indenture). In addition, pursuant to the Guaranty, PureCycle is obligated to fund and maintain a liquidity reserve for the Project during the term of the Guaranty in the amount of $50.0 million to be held in an escrow account with U.S. Bank National Association, as escrow agent (“Liquidity Reserve”). Pursuant to the terms of the Loan Agreement PCO executed promissory notes, one in the aggregate principal amount of each series of Bonds, in favor of SOPA, which were assigned to the Trustee on October 7, 2020.

(in thousands)
Bond Series	Term	Principal Amount	Interest Rate	Maturity Date
2020A	A1	$12,370	6.25%	December 1, 2025
2020A	A2	$38,700	6.50%	December 1, 2030
2020A	A3	$168,480	7.00%	December 1, 2042
2020B	B1	$10,000	10.00%	December 1, 2025
2020B	B2	$10,000	10.00%	December 1, 2027
2020C	C1	$10,000	13.00%	December 1, 2027
The proceeds of the Bonds and certain equity contributions have been placed in various trust funds and non-interest-bearing accounts established and administered by the Trustee under the Indenture. Before each disbursement of amounts in the Project Fund held by the Trustee under the Indenture, PCO is required to submit to the Trustee a requisition for funds to be disbursed outlining the specified purpose of the disbursement and substantiating the expenditure. In addition, 100% of revenue attributable to the production of the Ohio Phase II Facility must be deposited into an operating revenue escrow fund held by U.S. Bank National Association, as escrow agent. Funds in the trust accounts and operating revenue escrow account will be disbursed by the Trustee when certain conditions are met, and will be used to pay costs and expenditures related to the development of the Ohio Phase II Facility, make required interest and principal payments (including sinking fund redemption amounts) and any premium, in certain circumstances required under the Indenture, to redeem the Bonds.
As conditions for closing the Bonds, Legacy PCT contributed $60.0 million in equity at closing and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. PureCycle provided the Liquidity Reserve for the Ohio Phase II Facility construction of $50.0 million and deposited the amount upon the Closing of the Business Combination. In addition, PureCycle must maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, in each case, including the Liquidity Reserve. The Company has met this requirement as of July 31, 2021.
The Bonds are recorded within Bonds payable in the condensed consolidated balance sheet. The Company incurred $4.8 million and $0 of interest cost during the three months ended September 30, 2021 and 2020, respectively, and $14.4 million and $0 of interest cost during the nine months ended September 30, 2021 and 2020, respectively. As the Bond proceeds will be used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $4.3 million and $0 of interest cost during the three months ended September 30, 2021 and 2020, respectively, and $12.8 million and $0 of interest cost during the nine months ended September 30, 2021 and 2020, respectively. Management believes the fair value of the Revenue Bonds is not materially different than the carrying amount.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
In connection with its obligations under that certain Security Agreement dated as of October 7, 2020, between PCO, as debtor, and the Trustee, as secured party, entered into when the Bonds were issued (the “Security Agreement”), PCO must deliver consent and agreements (“Consents”) to the Trustee with respect to each agreement entered into in connection with the Project, each of which agreements is required under the Loan Agreement to be assigned to the Trustee. The forms of the Consents relating to a certain feedstock supply agreement from one supplier of feedstock to the Project (the “Supplier”) and from two purchasers of offtake from the Project (“Offtaker 2” and “Offtaker 3” and together with the Supplier, the “Counterparties”) delivered to the Trustee contained terms inconsistent with the form of the Consent required under the Security Agreement. On May 11, 2021, the Guaranty was amended and restated in an amended and restated guaranty of completion (the “ARG”) executed by PureCycle and delivered to the Trustee, which broadens the purposes for which draws by the Trustee on the Liquidity Reserve may be utilized, extends the period during which the Liquidity Reserve must be maintained, includes conditions that would permit a reduction in the amount of the Liquidity Reserve required to be maintained by PureCycle, and includes conditions precedent to the elimination of the requirement that PureCycle replenish the Liquidity Reserve and to the termination of the ARG and the escrow agreement under which the Liquidity Reserve is held by the escrow agent (the “Escrow Agreement”), upon which termination, the balance of the Liquidity Reserve will be returned to PureCycle. So long as there are any Series 2020A Bonds outstanding under the Indenture, the ARG and the Escrow Agreement will remain in place upon the conditions stated in the ARG. The terms of the ARG are summarized as follows: The Liquidity Reserve shall be maintained in the amount of $50.0 million, subject to replenishment by PureCycle until certain conditions stated in the ARG relating to the following have been met: (i) the completion of construction and acquisition of the Project, (ii) the payment of all Project costs, and (iii) the replacement of the assigned agreements of the Counterparties underlying the Consents which have expired or terminated, with one or more agreements between counterparties and PCO upon terms at least as favorable to PCO as the expired or terminated agreements of the Counterparties, (a) for which a Consent that conforms to the form of Consent required by the Security Agreement is executed by the counterparties and provided to the Trustee, (b) which, in the case of supply of feedstock to the Project, provide in the aggregate for the supply of at least the minimum and maximum volumes of feedstock meeting substantially similar feedstock specifications as the Supplier had committed to supply, and (c) which, in the case of purchase of offtake from the Project, provide in the aggregate for the purchase of the minimum and maximum volumes of offtake from the Project meeting substantially similar specifications as Offtaker 2 and Offtaker 3 had committed to purchase from PCO. When the conditions stated in (i), (ii) and (iii) above have been satisfied but so long as there are Series 2020A Bonds outstanding under the Indenture, the Escrow Agreement shall remain in place but the Liquidity Reserve amount shall be reduced to $25 million and PureCycle shall no longer be required to replenish the amount of the reduced Liquidity Reserve if and when disbursements are made therefrom. If the conditions of (i) and (ii) have been met but only a portion of the feedstock and offtake contracted for by the Counterparties, respectively, has been replaced under replacement agreements as aforesaid in (iii) above, then the Liquidity Reserve amount may be reduced only by the applicable proportion of the amounts stated in the ARG which evidence the intent of the parties of the amount of value representing the supply or offtake of the agreements of the Counterparties. When the conditions precedent of (i), (ii), and (iii) have been satisfied and there are no longer any Series 2020A Bonds then outstanding, then PureCycle shall have no obligation to maintain the reduced Liquidity Reserve, the ARG and the Escrow Agreement shall terminate and the balance on deposit in the Liquidity Reserve escrow fund held by the escrow agent shall be returned to PureCycle.

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
Paycheck Protection Program
On May 4, 2020, Legacy PCT entered into a Paycheck Protection Program (the “Program”, or “PPP loan”) Term Note with PNC Bank to obtain principal of approximately $314 thousand (the “Term Note”). This Term Note was issued pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program. During the period from May 4, 2020 until the forgiveness amount was known, (“Deferral Period”), interest on the outstanding principal balance accrued at the fixed rate of 1% per annum, but neither principal nor interest was due during the Deferral Period. Legacy PCT applied for loan forgiveness as of

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
December 31, 2020, and forgiveness was granted for the full outstanding principal balance of $314 thousand on April 9, 2021.
The outstanding balance on the loan is approximately $0 and $314 thousand as of September 30, 2021 and December 31, 2020, respectively, with $0 and $122 thousand recorded as Notes payable – current and $0 and $192 thousand recorded as Notes payable in the condensed consolidated balance sheets.
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
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of September 30, 2021 and December 31, 2020, 118.24 million and 0 shares are issued and outstanding, respectively.
Preferred Stock
As of September 30, 2021, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
NOTE 5 - EQUITY-BASED COMPENSATION
2021 Equity Incentive Plan
In connection with the Business Combination, on March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).
The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. As of September 30, 2021, approximately 8.28 million shares of common stock are reserved for issuance under the Plan.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
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
The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares for the nine months ending September 30, 2021 was determined using an initial public offering scenario. The fair value of the underlying Company shares for the nine months ended September 30, 2020 was determined using a hybrid method consisting of an option pricing method and an initial public offering scenario.
A summary of restricted stock activity for the nine months ended September 30, 2021 and 2020 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2019	73	$2.21
Recapitalized	607	(1.97)
Non-vested at December 31, 2019 (after effect of recapitalization)	680	0.24
Granted	1,937	1.73
Vested	(1,777)	1.37
Forfeited	(11)	1.95
Non-vested at September 30, 2020	829	$1.27	2.18

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2020	91	$11.58
Recapitalization	671	(10.19)
Non-vested at December 31, 2020 (after effect of recapitalization)	762	1.39
Granted	2,353	18.88
Vested	(699)	9.83
Forfeited	(26)	3.92
Non-vested at September 30, 2021	2,390	$16.12	2.63
Equity-based compensation cost is recorded within the selling, general and administrative expenses and operating costs in the condensed consolidated statements of comprehensive loss, and totaled approximately $9.2 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and $9.7 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of stock option activity for the nine months ended September 30, 2021 and 2020 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2019	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, September 30, 2020	—	$—	—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	613	28.90	7
Exercised	—	—	—
Forfeited	—	—	—
Balance, September 30, 2021	613	$28.90	6.46
Exercisable	—	—	—
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss and totaled approximately $583 thousand and $0 for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. The weighted average grant-date fair values of options granted during the nine months ended September 30, 2021 and 2020 were $11.41 and $0, respectively. There were no stock options exercised during 2021 or 2020.
Performance-Based Restricted Stock Agreements
The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the performance-based stock units (“Performance PSUs”) will be earned based on achievement of pre-established performance objectives related to production at the Company’s operational manufacturing facilities by December 31, 2023 and will vest on the date the attainment of such performance objectives is determined by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”), subject to the participant’s continued employment with the Company through December 31, 2023. The Company has also issued PSUs that vest if the market price of the Company’s common stock exceeds a defined target during the performance period (“Market PSUs”, together with the Performance PSUs, the “PSUs”).
As of September 30, 2021, and 2020, the outstanding PSUs issued by the Company were 424 thousand and 0, respectively. No PSUs were granted in fiscal year 2020. As of September 30, 2021, the performance-based provision has not been achieved for any of the outstanding performance-based award.
The Company recognizes compensation expense for the Performance PSUs equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards as the Company has concluded the performance condition is probable to be met.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The Company recognizes compensation expense for the Market PSUs equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the derived service period. The fair value and derived service period of the Market PSUs is estimated on the date of grant using a Monte Carlo simulation with the following assumptions:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	55.0%	—%
Risk-free rate of return	—%	—%
Expected option term (years)	2.7	0.0
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
A summary of the PSU activity for the nine months ended September 30, 2021 and 2020 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2019	—	$—	—
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Balance, September 30, 2020	—	$—	—

	Number of PSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	424	18.65	—
Vested	—	—	—
Forfeited	—	—	—
Balance, September 30, 2021	424	$18.65	2
Exercisable	—	—	—
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss and totaled approximately $3.5 million and $0 for the three months

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
ended September 30, 2021 and 2020, respectively, and $3.5 million and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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
A summary of the Legacy PCT Class B warrant activity for nine months ended September 30, 2020 is as follows (in thousands except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	211	$1.00	$30.63	4.29
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2020	211	$1.00	$30.63	3.54
Exercisable	211
The Company recognized expense of $0 and $1.78 million for the nine months ended September 30, 2021 and 2020, respectively, in connection with these warrants, which was recorded within the Change in fair value of warrants line item in the condensed consolidated statements of comprehensive loss. The warrants were exercised in the fourth quarter of 2020, therefore there was no activity during the nine months ended September 30, 2021.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
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
A summary of the Class B-1 warrant activity for the nine months ended September 30, 2021 and 2020 is as follows (in thousands except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	5	$37.61	$15.52	4.56
Granted	—	—	—	0
Exercised	—	—	—	0
Outstanding at September 30, 2020	5	$37.61	$15.52	3.81

Outstanding at December 31, 2020	5	$37.61	$15.52	3.56
Granted	—	—	—	0
Exercised	—	—	—	0
Cancelled	$(5)	$37.61	$15.52	3.56
Outstanding at September 30, 2021	—	$—	$—	—
Exercisable	—
The Company recognized no expense for the nine months ended September 30, 2021 and 2020, respectively.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of the RTI warrant activity for the nine months ended September 30, 2021 and 2020 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	971	$5.56	$0.03	5
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2020	971	$5.56	$0.03	4.25
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	971	$5.56	$0.03	4
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2021	971	$5.56	$0.03	3.25
Exercisable	971
The Company recognized $6.8 million and $0 of benefit for the three months ended September 30, 2021 and 2020, and $8.2 million and $0 of expense for the nine months ended September 30, 2021 and 2020, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
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

At September 30, 2021, there were approximately 5.7 million Public Warrants and 0.2 million Private Placement Warrants outstanding. Refer to Note 12 – Fair Value of Financial Instruments for further information.
NOTE 7 - RELATED PARTY TRANSACTIONS
Innventure LLC (“Innventure”) had a significant ownership stake in Legacy PCT. Innventure, in turn, was majority owned by Innventure1. WE-INN LLC (“WE-INN”) held a minority interest in Innventure, and WE-INN is majority owned by Wasson Enterprises.
Innventure held significant interests in the following legal entities: Innventure Management Services LLC, Innventure GP LLC, and Aeroflexx LLC. Innventure had a significant financial interest over each of the legal entities within the group and had decision-making ability over the group whereby significant managerial and operational support was provided by Innventure personnel. This includes certain executive management and officers of Legacy PCT and other legal entities that were employees or officers of Innventure. The legal entities, including Legacy PCT, were deemed to be under common control by Innventure. There were no transactions between PCT and its affiliates, Innventure GP LLC and Aeroflexx LLC, during the nine months ended September 30, 2021 and 2020.
Innventure Management Services LLC provided significant managerial support to the other legal entities below Innventure, including Legacy PCT.
Management services
During the nine months ended September 30, 2021 and 2020, PureCycle reimbursed Innventure Management Services LLC for certain expenses incurred on its behalf. The Company paid $46 thousand and $128 thousand to Innventure Management Services LLC related to this arrangement for the three months ended September 30, 2021 and 2020, respectively, and $167 thousand and $315 thousand for the nine months ended September 30, 2021 and 2020, respectively. These amounts were included in selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss. As of September 30, 2021, and December 31, 2020, the Company owed Innventure Management Services LLC $6 thousand and $30 thousand, respectively, related to this arrangement, which is classified as accounts payable in the accompanying condensed consolidated balance sheets.
Related party receivables
In 2020, the Company prepaid certain tax payments on behalf of unitholders. As of September 30, 2021 and December 31, 2020 the receivable balance was $78 thousand recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to PureCycle Technologies	$(20,977)	$(6,609)	$(58,110)	$(15,588)
Less cumulative earnings to preferred stockholder	—	882	—	4,833
Net income (loss) attributable to common stockholders	$(20,977)	$(7,491)	$(58,110)	$(20,421)
Denominator:
Weighted average common shares outstanding, basic and diluted	118,255	27,156	95,773	27,156
Net loss per share attributable to common stockholder, basic and diluted	$(0.18)	$(0.28)	$(0.61)	$(0.75)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. These shares include vested but not exercised warrants and non-vested restricted stock units and convertible notes.
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of September 30, 2021
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$618	$11,411
Machinery and equipment	18,569	3,645	14,924
Fixtures and Furnishings	104	34	70
Land improvements	150	10	140
Land	1,150	—	1,150
Construction in process	161,527	—	161,527
Total property, plant and equipment	$193,529	$4,307	$189,222

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2020
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$387	$11,642
Machinery and equipment	15,982	2,388	13,594
Fixtures and Furnishings	104	22	82
Land improvements	150	3	147
Land	1,150	—	1,150
Construction in process	47,452	—	47,452
Total property, plant and equipment	$76,867	$2,800	$74,067
Depreciation expense is recorded within operating costs in the condensed consolidated statements of comprehensive loss and amounted to $1.5 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively, and $522 thousand and $475 thousand for the three months ended September 30, 2021 and 2020, respectively.
NOTE 10 – DEVELOPMENT PARTNER ARRANGEMENTS
License Agreements
On October 16, 2015, Legacy PCT entered into a patent license agreement with P&G (the “Original Patent License Agreement”). Legacy PCT and P&G entered into an Amended and Restated Patent License Agreement on July 28, 2020 (the “Amended and Restated Patent License Agreement”). PCT and P&G entered into a side letter agreement on February 12, 2021 amending certain provisions of the Amended and Restated License Agreement (the “Side Letter Agreement” and, together with the Original Patent License Agreement and the Amended and Restated Patent License Agreement, the “License Agreement”). The License Agreement outlines three phases with specific deliverables for each phase. During Phase 1 of the License Agreement, P&G provided Legacy PCT with up to one full-time employee to assist in the execution of Legacy PCT’s research and development activities. During Phase 2, P&G provided up to two full-time employees to assist in the execution of Legacy PCT’s research and development activities. In April 2019, Legacy PCT elected to enter into Phase 3 of the License Agreement and prepaid a royalty payment in the amount of $2.0 million, which will be reduced against future royalties payable as sales occur. Phase 3 of the License Agreement relates to the commercial manufacture period for the manufacture of the licensed product. This phase includes the construction of the first commercial plant for the manufacture of the licensed product, details on the commercial sales capacity and the pricing of the licensed product to P&G and to third parties. Where the Company has made royalty payments to its product development partners, the Company expenses such payments as incurred unless it has determined that is it probable that such prepaid royalties have future economic benefit to the Company. In such cases prepaid royalties will be reduced as royalties would otherwise be due to the partners. Effective January 1, 2021, the Company entered into an agreement with P&G to provide certain research assistance through June 30, 2021. Under the terms of the January agreement, the Company is obligated to pay P&G $0.5 million for such services. Effective July 1, 2021, the Company entered into a consulting agreement with P&G. The agreement will expire effective June 30, 2022. Under the terms of the agreement, we are obligated to pay P&G $0.1 million for certain research assistance.
As of September 30, 2021 and December 31, 2020, the Company is in Phase 3 of the License Agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the condensed consolidated balance sheets.
On November 13, 2019, Legacy PCT entered into a patent sublicense agreement with Impact Recycling Limited (“Impact”) through the term of the patents. The agreement outlines an initial license fee of $2.5 million and royalties on production using the license. In 2020, Legacy PCT paid $890 thousand of the initial license fee, and during the nine months ended September 30, 2021, the Company paid the remaining $1.6 million of the initial fee. The initial license fee of $2.5 million is recorded in prepaid expenses and other non-current assets in the condensed consolidated balance sheets and will be ratably amortized over the term of the underlying patent using the straight-line method. In May 2021, the Company began using the technology covered by the Impact agreement and commenced amortization as of this date.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Block and Release Agreement
On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a payment of $5.0 million for future receipt of resin consisting of recycled polypropylene (“recycled PP”). The prepayment was placed in an escrow account until the “release condition” of the Company closing the bond offering and overall capital funding of at least $370.0 million has occurred. After the Company successfully raised the required capital, the $5.0 million was released during the nine months ended September 30, 2021 to the Company and recorded as deferred revenue in the condensed consolidated balance sheets.
Strategic Alliance Agreement
On December 13, 2018, Legacy PCT entered into a strategic alliance agreement with Nestle Ltd. (“Nestle”), which expires on December 31, 2023. Upon execution of the agreement, Nestle committed to provide $1.0 million to Legacy PCT to fund further research and development efforts. The funding provided by Nestle may be convertible, in whole or in part, into a prepaid product purchase arrangement at Nestle’s option, upon the time of product delivery beginning in 2020. Additionally, because the research and development efforts were not successful as of December 31, 2020, up to 50% of the funding may be convertible into a 5-year term loan obligation, payable to Nestle at an interest rate equivalent to the U.S. prime rate. As of the issuance of these statements, Nestlé has not elected to convert any funding into a term loan.

Legacy PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
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
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future as of the date of the change in tax status, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended September 30, 2021 and 2020, the Company has reported tax expense of $0 and $0, respectively.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
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
Assets and liabilities measured and recorded at Fair Value on a recurring basis
As of September 30, 2021 and December 31, 2020, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments:
Commercial paper, available for sale	$—	$83,723	$—	$83,723	$—	$—	$—	$—
Corporate Bonds, available for sale	—	94,974	—	94,974	—	—	—	—
Municipal bonds, available for sale	—	5,878	—	5,878	—	—	—	—
Total investments	$—	$184,575	$—	$184,575	$—	$—	$—	$—

Liabilities
Warrant liability:
RTI warrants	$—	$—	$8,214	$8,214	$—	$—	$—	$—
Private warrants	—	—	1,316	1,316	—	—	—	—
Total warrant liability	$—	$—	$9,530	$9,530	$—	$—	$—	$—
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 for both initial measurement upon close of the Business Combination and subsequent measurement using the following assumptions:

	September 30, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	56.2%	47.3%
Risk-free rate of return	0.86%	0.86%
Expected option term (years)	4.47	5.0
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
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
The aggregate values of the private warrants were $1.3 million and $4.6 million on September 30, 2021 and March 18, 2021, respectively.
A summary of the private warrants activity from the Business Combination date at March 18, 2021 to September 30, 2021 is as follows:

Fair value (Level 3)
Balance at March 18, 2021	$4,604
Change in fair value	(3,288)
Balance at September 30, 2021	$1,316
Refer to Note 6 – Warrants for further information.
Measurement of the RTI warrants
Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using the Black-Scholes option pricing model to calculate its fair value for both initial measurement upon close of the Business Combination and subsequent measurement using the following assumptions:

	September 30, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	55.49%	48.51%
Risk-free rate of return	0.59%	0.54%
Expected option term (years)	3.25	3.79
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
Changes in Level 3 liabilities measured at fair value for nine months ended September 30, 2021 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2020	$—
Change in fair value	8,214
Balance at September 30, 2021	$8,214

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
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
NOTE 13 - AVAILABLE-FOR-SALE INVESTMENTS

The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of September 30, 2021, consist of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 12, "Fair Value of Financial Instruments," for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$83,732	$3	$(12)	$83,723
Corporate Bonds	94,978	17	(21)	94,974
Municipal Bonds	5,883	—	(5)	5,878
Total	$184,593	$20	$(38)	$184,575

December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$—	$—	$—	$—
Corporate Bonds	—	—	—	—
Municipal Bonds	—	—	—	—
Total	$—	$—	$—	$—

The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$125,538	$125,524	$—	$—
Due after one year through five years	59,055	59,051	—	—
Total	$184,593	$184,575	$—	$—

Debt securities as of September 30, 2021 had an average remaining maturity of 0.9 years.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
NOTE 14 - CONTINGENCIES
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of September 30, 2021.
Regulatory Investigations
On or around September 30, 2021, the SEC issued an investigative subpoena to PCT’s Chief Executive Officer requesting testimony in connection with a non-public, fact-finding investigation of the Company. The investigation pertains to, among other things, statements made in connection with PCT’s technology, financial projections, key supply agreements, and management. PCT and its Chief Executive Officer intend to cooperate with the SEC’s subpoena and investigation.
Shareholder Securities Litigation
Beginning on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. The first putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by William C. Theodore against PCT and certain senior members of management (the “Theodore Lawsuit”). The second putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by David Tennenbaum against PCT, certain senior members of management and others (the “Tennenbaum Lawsuit” and, together with the Theodore Lawsuit, the “Lawsuits”). On July 14, 2021, the court granted a motion to consolidate the Lawsuits and on July 26, 2021, Tennenbaum filed a motion to voluntarily dismiss his complaint without prejudice. On August 5, 2021, the Court entered an order appointing the Ciecko Brothers as Co-Lead Plaintiffs (“Lead Plaintiffs”) and Pomerantz LLP as Lead Counsel.
On September 27, 2021, the Lead Plaintiffs filed a consolidated amended complaint. The consolidated amended complaint seeks to represent a class of investors who purchased or otherwise acquired PCT’s securities between November 16, 2020 and May 5, 2021, certification of the alleged class, as well as compensatory and punitive damages. The consolidated amended complaint relies on information included in a research report published by Hindenburg Research LLC. Defendants will be required to answer or otherwise plead on or before November 11, 2021.
PCT and the individual defendants constituting senior members of management intend to vigorously defend the Lawsuits. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Lawsuits.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Derivative Litigation
On November 3, 2021, Byung-Gook Han, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court for the District of Delaware (Byung-Gook Han v. Otworth et. al., Case No. 1:21-cv-01569-UNA) against certain senior members of PCT’s management, PCT’s directors and others (collectively, the “Individual Defendants”), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties and bringing claims for unjust enrichment and waste of corporate assets. The shareholder derivative action generally alleges that the Individual Defendants made materially false and misleading statements in press releases, webinars and other public filings regarding the Technology, PCT’s business, PCT’s prospects, and the background and experience of the Individual Defendants. The shareholder derivative action seeks unspecified monetary damages, reform of the Company's corporate governance and internal procedures, unspecified restitution from the Individual Defendants, and costs and fees associated with bringing the action. The Individual Defendants intend to vigorously defend against the shareholder derivative action. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved shareholder derivative action.
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
NOTE 15 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended September 30, 2021, management has evaluated events through November 10, 2021 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:
On October 15, 2021, the Company issued 235,796 shares of common stock to Aptar Group, Inc. (“Aptar”) for proceeds of $1 million, related to the closing of the FDA Letter Milestone.
On October 15, 2021, the approximately $1.8 million interest payment due for the Notes was paid entirely in kind, which increased the principal amount of the Notes by approximately $1.8 million.
On October 21, 2021, the Company received notice that certain holders of the Notes intended to convert approximately $45.3 million of the principal amount of the Notes. On October 22, the Company issued 6,533,532 shares of common stock to the converting Note holders.

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
Overview
PureCycle Technologies, Inc. (“PCT” or “Company”) is a Florida-based corporation focused on commercializing a patented purification recycling technology (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin with near-virgin characteristics. PCT refers to this resin as ultra-pure recycled polypropylene (“UPRP”), which has nearly identical properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. PCT’s goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.
PCT’s process includes two steps: Feed Pre-Processing (“Feed PreP”) and the use of PCT’s recycling technology for purification. The Feed PreP step will collect, sort, and prepare polypropylene waste (“feedstock”) for purification. The purification step is a purification recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially available equipment and unit operations. The purification process puts the plastic through a physical extraction process using super critical fluids that both extract and filter out contaminants and purify the color, opacity, and odor of the plastic without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin.
Plant 1 or the Ohio Phase II Facility
PCT is currently building its first commercial-scale plant in Ironton, Ohio (referred to herein as “Plant 1” or the “Ohio Phase II Facility”), which is expected to have nameplate UPRP capacity of approximately 107 million pounds/year when fully operational. The Ohio Phase II Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (“FEU”), which became operational in 2019. Plant 1 production is expected to commence in late 2022 and the plant is expected to be fully operational in 2023. PCT has secured and contracted all the feedstock and product offtake for this initial plant.
Plant 1’s original budget was $242.1 million, which the $250 million Revenue Bond offering financed. As of September 30, 2021, the remaining capital, allocated from the Revenue Bond funds, was $155.9 million to complete Plant 1. As PCT continues to pursue timely completion of Plant 1, evaluate production improvements, and refine its estimates for plant construction costs, PCT currently anticipates that it will need to spend an additional $30 - $40 million to complete Plant 1. PCT believes these additional costs will de-risk PCT’s commercialization process by allowing it to process higher levels of solids and contaminants in its feedstocks. The additional costs include, among others, the purchase of additional equipment and those additional costs related to supply chain issues due to COVID.
The Augusta Plant
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority to build its first U.S. cluster facility in Augusta, Georgia (the “Augusta Plant”). PCT expects the approximately 200-acre location to represent the Company’s first “cluster site,” where five production lines will ultimately produce up to 650 million pounds/year. When fully operational, each purification line at the Augusta Plant is expected to have annual production capacity of 130 million pounds of UPRP. PureCycle has allocated 40% of the Augusta Facility output to existing customers and expects that additional offtake agreements will close throughout the remainder of the year.

Feedstock Pricing
PCT sees a robust pipeline of demand for its recycled polypropylene and PCT is seeing market acceptance of its new “Feedstock+” pricing model for UPRP. The “Feedstock+” pricing model employs a fixed price plus the market cost of feedstock, which is then divided by a set yield-loss, to pass on the cost of feedstock to de-risk PCT’s operating margin volatility.
For the Ohio Phase II Facility, PCT’s feedstock price was linked, in part, to changes in the IHS Markit Index, the index for virgin polypropylene, in a price schedule that contained a fixed, collared price around an index price range, which was further adjusted based on the percentage of polypropylene in the feedstock supplied. For the Augusta Plant and beyond, PCT plans to link the feedstock price, in part, to the price of a #5 plastic bale of polypropylene as reported by recyclingmarkets.net (“Feedstock Market Pricing”). PCT will procure both feedstock in line with Feedstock Market Pricing as well as low value feedstocks that can be processed by PCT, below Feedstock Market Pricing for the Augusta facility.
PreP Facilities
In conjunction with the first U.S. cluster facility, PCT will also build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. PCT will locate its first Feed PreP Facility in Winter Garden, Florida, which is expected to be operational in the first half of 2022. Throughout the second half of 2021, PCT has been developing a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as #5 plastic). PCT’s enhanced sorting should allow PCT to process and procure all plastic bales between #3 and #7. PureCycle’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
Letter of No Objection Submission
On September 10, 2021, after conducting necessary laboratory testing and reviewing results with our consultants over several months, PCT filed for a U.S. Food and Drug Administration (“FDA”) Letter of No Objection (“LNO”), for Conditions of Use A - H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. The LNO submission also defines the feedstock sources for the Company’s planned commercial recycling process to include curbside post-consumer recycled and food grade post-industrial recycled feedstocks.
Future Expansion
PCT is also planning to expand production capabilities into Europe and Asia Pacific and is currently performing site selection activities in Europe and negotiating joint ventures with counterparties in Japan and South Korea for in-country production and sales.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes of ROCH and Legacy PCT for the fiscal year ended December 31, 2020 as filed in our prospectus filed pursuant to Rule 424(b)(3) of the Securities Act on July 1, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

Components of Results of Operations
Revenue
To date, we have not generated any operating revenue. We expect to begin to generate revenue by the end of 2022, which is when we expect the Ohio Phase II Facility to become commercially operational.
Operating Costs
Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at the Phase I Facility, including rent, depreciation, repairs and maintenance, utilities and supplies. Costs attributable to the design and development of the Ohio Phase II Facility are capitalized and will be depreciated over the useful life of the Ohio Phase II Facility, which we expect to be approximately 40 years. We expect our operating costs to increase substantially as we continue to scale operations and increase headcount.
Research and Development Expense
Research and development expenses consist primarily of costs related to the development of our patented purification recycling technology (the “Technology”), the facilities and equipment that will use the Technology to purify recycled polypropylene, and the processes needed to collect, sort, and prepare feedstock for purification. These include mainly personnel costs, third-party consulting costs, and the cost of various recycled waste. We expect our research and development expenses to increase for the foreseeable future as we increase investment in feedstock evaluation, including investment in new frontend feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks PCT can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.
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
Results of Operations
Comparison of three and nine month periods ended September 30, 2021 and 2020
The following table summarizes our operating results for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except %)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Costs and expenses
Operating costs	$2,687	$3,564	$(877)	(25)%	$7,228	$7,040	$188	3%
Research and development	330	171	159	93%	1,101	528	573	109%
Selling, general and administrative	24,489	2,232	22,257	997%	39,372	4,518	34,854	771%
Total operating costs and expenses	27,506	5,967	21,539	361%	47,701	12,086	35,615	295%
Interest expense	1,843	642	1,201	187%	5,722	1,827	3,895	213%
Change in fair value of warrants	(8,369)	—	(8,369)	(100)%	4,893	1,775	3,118	176%
Other expense	(3)	—	(3)	(100)%	(206)	(100)	(106)	106%
Net loss	$20,977	$6,609	$14,368	217%	$58,110	$15,588	$42,522	273%

Operating Costs
The decrease for the three month period was primarily due to lower operating payroll costs related to reallocation of resources to focus on developing the Company’s administrative functions. The results for the nine month period were materially consistent for each year presented.
Research and Development Expenses
The increases for the three and nine month period were primarily additional costs to further evaluate and improve the process and technology for feedstock and supply chain management.
Selling, General and Administrative Expenses
The increases for the three and nine month period were attributable to increased equity compensation expense of $11.3 million and 11.9 million, increased wages and benefits related to increased resources and headcount devoted to development of the Company’s administrative functions of $4.3 million and $7.4 million, increased expenses related to the new short-term incentive program of $3.1 million and $3.1 million, transaction-related expenses of $0 and $3.2 million, higher professional and legal services expense, public company expenses, and other initiatives of $2.7 million and $7.6 million, and increase in D&O insurance expense of $0.9 million and $1.8 million, respectively.
Interest Expense
The increases for the three and nine month period were primarily attributable to interest on the Convertible Notes.
Change in fair value of warrants
The decrease for the three month period was attributable to an $8.4 million decrease in fair value of the liability-classified RTI and private warrants compared to no change in fair value for the P&G warrants in 2020. The increase for the nine month period was attributable to a $4.9 million net increase in fair value of the liability-classified RTI and private warrants compared to a $1.8 million increase in fair value of P&G warrants in 2020.
Liquidity and Capital Resources
We have not yet begun commercial operations and we do not have any sources of revenue. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of Convertible Notes and Revenue Bonds and the Closing of the Business Combination. As of September 30, 2021, we had cash and cash equivalents on hand of $309.6 million, as well as $184.6 million of investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. Of the total cash balance, $272.9 million is included in Restricted Cash on the Condensed Consolidated Balance Sheet. This balance is restricted in terms of use based on the Loan Agreement and requires PCO to use the proceeds of the Revenue Bonds exclusively to construct and equip the Ohio Phase II Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds. The following is a summary of the components of the Restricted Cash balance as of September 30, 2021:

(in millions)	September 30, 2021
Equity Escrow Reserve	$50.0	represents required equity reserves
Capitalized Interest Reserve	43.8	represents interest payments through 12/1/2023
Debt Service Reserve	21.0	represents a portion of future principal payments
Bond Funds Available for Use for Ironton
Ironton Plant 1 Construction	155.9
Letter of Credit for Ironton Utilities	2.1
Other
Collateral for Company Credit Cards	0.1
	$272.9

PCT also had $319.0 million in debt and accrued interest, less $19.3 million of discount and issuance costs, as of September 30, 2021.
Further, in conjunction with the closing of the Business Combination, PCT received $326.0 million of gross proceeds related to the transaction closing and the release of the PIPE investment funds. The gross proceeds were offset by $27.9 million of capitalized issuance costs.
The proceeds and restricted cash described above are intended to be used for: construction of our Ohio Phase II Facility, approximately $8.0 - 10.0 million related to designing and building PCT’s overall global digital footprint, and for other general corporate purposes. The Ohio Phase II Facility original budget was $242.1 million. As of September 30, 2021, the remaining capital, allocated from the SOPA Bond funds was $155.9 million to complete the Ohio Phase II Facility. As we continue to pursue timely completion of the Ohio Phase II Facility based on current estimates, we continue to evaluate production improvements and refine our estimates for plant construction costs. We currently anticipate that we will spend an additional $30.0 - $40.0 million for additional costs that we believe will further de-risk our commercialization process by allowing us to process higher levels of solids and contaminants in our feedstocks. This encompasses certain identified costs that weren’t originally anticipated, including those related to supply chain issues due to COVID, as well as other additional costs.
Our future capital requirements will depend on many factors, including actual construction costs for our Ohio Phase II Facility, the construction of additional plants, including the Augusta Facility, funding needs to support our business growth and to respond to business opportunities, and challenges or unforeseen circumstances. If our forecasts prove inaccurate, we may be required to seek additional equity or debt financing from outside sources, which we may not be able to raise on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.
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
On October 7, 2020, we issued $48.0 million in aggregate principal amount of Convertible Notes (the “First Tranche Notes”). On December 29, 2020, we issued $12.0 million in aggregate principal amount of Convertible Notes (the “Second Tranche Notes”). In the event that the Business Combination was not consummated within 180 days of the entry into the Merger Agreement, the Second Tranche Notes were subject to a special mandatory redemption at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.
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
Unless earlier converted, redeemed or repurchased in accordance with the terms of the Magnetar Indenture, the Convertible Notes will mature on October 15, 2022, subject to an extension that may be exercised at our sole discretion to April 15, 2023 with respect to 50% of the then outstanding Convertible Notes. The Convertible Notes will bear interest from their date of issue at a rate of 5.875% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2021. Interest on the Convertible Notes is payable, at our option, entirely in cash or entirely in kind in the form of additional Convertible Notes. The first and second interest payments of approximately $1.7 million and $1.8 million, respectively, were due on April 15, 2021 and October 15, 2021, respectively, and were paid entirely in kind, meaning that the principal amount of the Convertible notes was increased by approximately $3.5 million.
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
Following the consummation of the Business Combination, the conversion rate per $1,000 principal amount of Convertible Notes is approximately 144.4: the quotient of (A) $1,000 and (B) the SPAC Transaction PIPE valuation; provided that if the Equity Value of the Company in connection with the SPAC Transaction is greater than $775.0 million, the conversion rate will equal the product of (1) the amount that would otherwise be calculated pursuant to the clause set forth above and (2) a fraction equal to the Equity Value of the Company divided by $775.0 million (as such terms are defined in the Magnetar Indenture). Immediately following the consummation of the Business Combination, 8,661,290 shares of our Common Stock were issuable upon conversion of the Convertible Notes. As of September 30, 2021, 8,903,842 shares of our Common Stock were issuable upon conversion of the Convertible Notes. Up to 951,360 additional shares of our Common Stock will be issuable upon conversion of the Convertible Notes assuming all remaining interest payments are made to holders of the Convertible Notes entirely in kind and the maturity date of the Convertible Notes is extended through April 15, 2023 (from October 15, 2022) at our election with respect to 50% of the amount outstanding under the Convertible Notes at October 15, 2022 (as described above).
On October 21, 2021, the Company received notice that certain holders of the Convertible Notes intended to convert $45.3 million of the principle amount of the Convertible Notes. On October 22, the Company issued 6,533,532 shares of common stock to such converting holders of the Convertible Notes (the “Initial Conversion”). Following the Initial Conversion, 2,631,856 shares are issuable upon conversion of the remaining Convertible Notes. Up to 199,020 additional shares of our common stock are issuable upon conversion of the remaining Convertible Notes after the Initial Conversion assuming all remaining interest payments are made to holders of the Convertible Notes entirely in kind and the maturity date of the Convertible Notes is extended through April 15, 2023 (from October 15, 2022) at the our election with respect to 50% of the amount outstanding under the Convertible Notes at October 15, 2022.
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

Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Net cash used in operating activities	$(41,958)	$(10,784)	$(31,174)	289%
Net cash used in investing activities	(273,139)	(2,423)	(270,716)	11,173%
Net cash provided by financing activities	294,074	13,165	280,909	2,134%
Cash and cash equivalents, beginning of period	330,574	150	330,424	220,283%
Cash and cash equivalents, end of period	$309,551	$108	$309,443	286,521%
Cash Flows from Operating Activities
The $31.2 million increase in net cash used in operating activities for the nine months ending September 30, 2021 compared to the same period in 2020 was primarily attributable to the increase in transaction and other related payments that were paid as part of the Business Combination of $13.9 million, $3.4 million paid for D&O insurance, approximately $10.0 million net impact related to increased employee costs, $1.6 million related to the Impact License agreement, $1.3 million prepayment for reservation of future supplier manufacturing capacity, and $6.0 million due to higher professional, legal, and other costs, partially offset by the $5.0 million receipt of the Total pre-payment release.
Cash Flows from Investing Activities
The $270.7 million increase in net cash used in investing activities for the nine months ending September 30, 2021 related to same period in 2020 was attributable to $229.2 million in purchases of available for sale debt securities and $85.7 million additional capital expenditure payments related to construction of the Company’s Ohio Phase II Facility and related capitalized interest payments, offset by $44.2 million in maturities and sales of available for sale debt securities.
Cash Flows from Financing Activities
The $280.9 million increase in net cash provided by financing activities for the nine months ending September 30, 2021 related to same period in 2020 was primarily attributable to $298.5 million from the closing of the Business Combination, net of capitalized issuance costs and a decrease in payments to related parties of $3.3 million. This increase was offset by an increase in debt issuance costs paid of $4.4 million and a decrease in proceeds from issuance of Legacy PCT units of $17.2 million.
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
The expected term of the restricted stock granted is determined based on the period of time the awards are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Legacy PCT’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, Legacy PCT considered industry, stage of life cycle, size and financial leverage. The dividend yield is assumed to be zero since Legacy PCT has not historically paid dividends. The fair value of the underlying Company shares for the nine months ended September 30, 2021 was determined using an initial public offering scenario. The fair value of Legacy PCT Units, for the nine months ended September 30, 2020, was determined using a hybrid method consisting of an option pricing method and an initial public offering scenario.
2021 Equity Incentive Plans
The Company issued grants of restricted stock and performance share units to select employees. The equity- based compensation cost for the units is measured at the grant date based on the fair value of the award over the requisite service period on the straight-line basis. In the event of modification, the Company recognizes the remaining compensation cost based on the grant date fair value over the new requisite service period. The Company applies a zero-forfeiture rate for its equity-based awards, as such awards have been granted to a limited number of employees and service providers. The Company revises the forfeiture rate prospectively as a change in an estimate, when a significant forfeiture or an indication that significant forfeiture occurs.
The fair value of the performance share unit awards is estimated on the date of grant using the Monte-Carlo simulation using the following assumptions:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	55.0%	—%
Risk-free rate of return	—%	—%
Expected option term (years)	2.7	0.0
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
The Company determined the warrants issued to RTI in connection with terms of a professional services agreement are equity classified. Accordingly, the warrant units were held at their initial fair value with no subsequent remeasurement.
In connection with the Business Combination discussed in Note 1, the Company modified the RTI warrant agreement to purchase 971 thousand shares of PCT common stock instead of Legacy PCT Class C Units on November 20, 2020. RTI can exercise these warrants upon the first anniversary of Closing of the Business Combination. The warrants expire on December 31, 2024. In connection with the closing of the Business Combination, the Company determined the warrants issued are liability classified under ASC 480. Accordingly, the warrants will be held at their initial fair value and remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.
The Company has determined its warrant to be a Level 3 fair value measurement and has used the Black-Scholes option pricing model to calculate its fair value using the following assumptions:

	September 30, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	55.49%	48.51%
Risk-free rate of return	0.59%	0.54%
Expected option term (years)	3.25	3.79
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
The Company has determined these warrants to be a Level 3 fair value measurement and has used the Black-Scholes model to calculate their fair value using the following assumptions, which are subject to judgement and could result in higher or lower changes in fair value based on the inputs selected:

	September 30, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	56.2%	47.3%
Risk-free rate of return	0.86%	0.86%
Expected option term (years)	4.47	5.0

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
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
•The addition of these new employees, coupled with the existing personnel, have given us the ability to design and operate internal controls over financial reporting with appropriate segregation of duties.
•Further, we have designed and implemented formal controls for review procedures, reconciliations, disclosure and financial statement processes, including reviews of material agreements and implementing adequate cut-off procedures for expenses and payables.
We intend to continue to take steps to remediate the material weaknesses described above and further evolve our accounting processes, controls, and reviews. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify or are brought to our attention.
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
PCT relies principally on the commercialization of UPRP as well as the Technology and related licenses to generate future revenue growth. To date, such products and services have delivered no revenue. Also, UPRP product offerings and partnering revenues are in their very early stages. PCT believes that commercialization success is dependent upon the ability to significantly increase the number of purification plants, feed pre-processing facilities (“Feed PreP facilities”), feedstock suppliers and offtake partners as well as strategic partners that utilize UPRP and the Technology via licensing agreements. PCT is an early commercial stage emerging growth company that evaluates various strategies to achieve its financial goals and commercialization objectives on an ongoing basis. In this regard, PCT’s production methodology designed to achieve these objectives, including with respect to future plant size, capacity, cost, geographic location, sequencing, timing, and aggregation/de-aggregation (with respect to Feed PreP facilities), is subject to change as a result of modifications to business strategy or market conditions. Furthermore, if demand for UPRP and the Technology does not increase as quickly as planned, PCT may be unable to increase revenue levels as expected. PCT is currently not profitable. Even if PCT succeeds in increasing adoption of UPRP products by target markets, maintaining and creating relationships with existing and new offtake partners, feedstock suppliers and customers, and developing and commercializing additional plants, market conditions, particularly related to pricing and feedstock costs, may result in PCT not generating sufficient revenue to achieve or sustain profitability.
PCT’s business is not diversified.
PCT’s initial commercial success depends on its ability to profitably operate the solid waste disposal facility and Feedstock Evaluation Unit (the “FEU” or the “Phase I Facility”) and its ability to complete construction and profitably and successfully operate its first commercial scale recycling facility in Ironton, Ohio (the “Ohio Phase II Facility” and, together with the Phase I Facility, the “Project”), the Augusta Facility, and future Feed PreP facilities. The Project is located in Lawrence County, Ohio. Other than the future production and sale of UPRP, there are currently no other lines of business or other sources of revenue. Such lack of diversification may limit PCT’s ability to adapt to changing business conditions and could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
The License Agreement sets forth certain performance and pricing targets which, if missed, could result in a termination or conversion of the license granted under the License Agreement.
Pursuant to the License Agreement, P&G has granted PCT a license to utilize certain P&G intellectual property. The intellectual property is tied to the proprietary purification process by which waste polypropylene may be converted to UPRP, referred to as the Technology. The License Agreement sets forth certain performance targets for the Ohio Phase II Facility and future facilities which, if missed, could result in a termination of the license granted under the License Agreement (if PCT is unable to make UPRP at certain production volumes and at certain prices within a certain time frame). The License Agreement also sets forth certain performance and pricing targets for the Ohio Phase II Facility and future facilities which, if missed, could result in conversion of the license to a non-exclusive license (if PCT’s UPRP is unable to meet certain purification thresholds within a certain period of time after the start of the Project or PCT is unable or unwilling to provide P&G with UPRP at certain prices from the first plant). In the event the License Agreement is terminated or converted to a non-exclusive license, this could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
PCT’s outstanding indebtedness (including at the Project level), ability to incur additional debt and the provisions in the agreements governing PCT’s debt, and certain other agreements, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
As of September 30, 2021, PCT had total consolidated debt of $291.9 million (representing $311.2 million in debt, less $19.3 million of discount and issuance costs, as of September 30, 2021, including $232.3 million of indebtedness at the Project level). PCT’s debt service obligations could have important consequences to the Company for the foreseeable future, including the following: (i) PCT’s ability to obtain additional financing for capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of PCT’s cash flow from operating activities must be dedicated to the payment of principal and interest on PCT’s debt, thereby reducing the funds available to us for PCT’s operations and other corporate purposes; and (iii) PCT may be or become substantially more leveraged than some of its competitors, which may place PCT at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.
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
PCT faces risks and uncertainties related to litigation, regulatory actions and investigations.

PCT may become subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and investigations. For example, on or around September 30, 2021, the SEC issued an investigative subpoena to PCT’s Chief Executive Officer requesting testimony in connection with a non-public, fact-finding investigation of the Company. The investigation pertains to, among other things, statements made in connection with PCT’s technology, financial projections, key supply agreements, and management. PCT and its Chief Executive Officer intend to cooperate with the SEC’s subpoena and investigation.

Additionally, on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others asserting violations of the federal securities laws, which were subsequently consolidated into a single complaint (the “Complaint”). The Complaint alleges that PCT, certain senior members of management and others made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. Separately, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court for the District of Delaware against certain senior members of PCT’s management, PCT’s directors and others alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties and bringing claims for unjust enrichment and waste of corporate assets. Both the Complaint and the shareholder derivative action rely on information included in a research report published on May 6, 2021 by Hindenburg Research LLC (the “Hindenburg Report”). PCT may incur significant expenses as a result of legal matters relating to the Hindenburg Report. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.
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
The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements may result in materially adverse monetary damages or injunctive relief against PCT. Any claims or litigation, even if fully indemnified or insured, could damage PCT’s reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal and regulatory proceedings described under Note 14, Contingencies, to the condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q are subject to future developments and management’s view of these matters may change in the future.
Risks Related to PCT’s Operations
PCT’s business, financial condition, results of operations and prospects may be adversely affected by the impact of the global outbreak of COVID-19.
The United States is being affected by the COVID-19 pandemic, the full effect of which on global financial markets as well as national, state and local economies is unknown. There can be no assurances as to the materiality, the severity, the emergence of new variants, such as the Delta variant, the actions taken by individuals and both private and governmental entities to contain the virus or treat its impact, and the duration of negative economic conditions caused by the pandemic.
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
If any of PCT’s contractors or other third-parties in the global supply chain for materials, equipment or labor that are currently being used to construct the Ohio Phase II Facility or may be used by PCT in the future to construct additional facilities, including the Augusta Facility and the Feed PreP facilities, are or become adversely impacted by, and/or the restrictions or shortages (material, equipment or labor) resulting from, the COVID-19 pandemic, PCT’s ability to timely complete the Ohio Phase II Facility or begin and complete construction on additional facilities, including the Augusta Facility and Feed PreP facilities, may be disrupted.
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
There may be additional unknown risks presented by the COVID-19 pandemic that could impact PCT’s operating results. For example, the deadly global outbreak and continuing spread of COVID-19 could have an adverse effect on the value, operating results and financial condition of PCT’s business; as well as the ability of PCT to maintain operations and grow revenue generated from offtake partners and customers and could delay or prevent completion of the Ohio Phase II Facility, the Augusta Facility or Feed PreP facilities, or result in additional costs or reduced revenues. In addition, the impact of COVID-19 is likely to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
Construction of the Ohio Phase II Facility (the “Project”) may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of the Ohio Phase II Facility could severely impact PCT’s business, financial condition, results of operations and prospects.
The Project will constitute the first of its kind. Construction on the Project commenced in 2018 with the construction of the Phase I Facility comprised of the FEU, operating within an 11,000 square foot building located on the Project site. The FEU was brought online on July 1, 2019. Construction of the Ohio Phase II Facility has commenced, will include modifications to 150,000 square feet of existing buildings, utilities and the Project storage area. Production is expected to commence in late 2022 and the plant is expected to be fully operational in 2023. PCT might not be able to achieve completion of the Ohio Phase II Facility in the expected timeframe, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a stoppage of work, shortages of material, equipment or labor and increased costs, each as a result of the COVID-19 outbreak or the emergence of new variants of COVID 19, such as the Delta variant, unexpected construction problems or severe weather. Significant unexpected delays in construction could result in additional costs or reduced revenues, and it could limit the amount of UPRP PCT can produce, which could severely impact PCT’s business, financial condition, results of operations and prospects.
The construction and commissioning of any new project, including the Augusta Facility and the Feed PreP facilities, is dependent on a number of contingencies some of which are beyond PCT’s control. There is also a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed Project site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance and operations. No assurance can be given that construction will be completed, will be completed on time or will be completed at all, or as to whether PCT, which has provided a Guaranty of Completion of the Project, will have sufficient funds available to complete construction. If the Project is not completed, funds are not likely to be available to pay debt service on PCT’s outstanding debt.
Initially, PCT will rely on a single facility for all of its operations.
Initially, PCT will rely solely on the operations at the Project. Adverse changes or developments affecting the Project could impair PCT’s ability to produce UPRP and its business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Project, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure, delay in supply delivery, or shortages of material, equipment, or labor, would significantly disrupt PCT’s ability to grow and produce UPRP in a timely manner, meet its contractual obligations and operate its business. PCT’s equipment is costly to replace or repair, and PCT’s equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of PCT’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect PCT’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage PCT has may not be sufficient to cover all of its potential losses and may not continue to be available to PCT on acceptable terms, or at all.
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
The Technology is based upon generally available commercial equipment to process contaminated polypropylene into clean recycled polypropylene product. Certain of the equipment to be utilized in the Ohio Phase II Facility has not operated with the same feedstock in a commercial mode. While PCT has constructed the FEU to demonstrate the process using the same or similar equipment (except at a smaller scale) as the commercial-scale Ohio Phase II Facility, the FEU does not operate at a commercial-scale. The collective test data was used to design the Ohio Phase II Facility equipment for commercial scale and testing under the intended operating conditions and configuration for the commercial-scale operation to verify reproducibility of results including color, melt flow index, moldability (tensile modulus and other measures) and the odor of the final PCT-produced polypropylene product. While that testing indicated that the FEU can generate recycled polypropylene product that on average meets all of its key parameter targets, PCT cannot guarantee these results will be achieved in commercial-scale operation. Further, of the four quality parameters for UPRP, odor is the most difficult to characterize and measure. PCT’s goal is to generate product that will significantly reduce the odor of the offtake and be comparable or nearly comparable to virgin polypropylene with respect to level of odor, but PCT cannot guarantee that the Project will be capable of achieving the quality parameters of UPRP, performance guarantees or meeting the requirements of the currently applicable environmental permits. The Project’s failure to achieve the quality parameters for UPRP, performance guarantees or meet the requirements of the currently applicable environmental permits could impact PCT’s business, financial condition, results of operations and prospects if the possible shortfalls versus specification are not effectively remedied per contract.
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
Because PCT’s global expansion requires sourcing feedstock and supplies from around the world, including Europe and Asia, changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect PCT’s business, financial condition, results of operations and prospects.
PCT’s global expansion model will require sourcing feedstock from suppliers around the world. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. If any restrictions or significant increases in costs or tariffs are imposed related to feedstock sourced from Europe, Asia, or elsewhere, as a result of amendments to existing trade agreements, and PCT’s supply costs consequently increase, PCT may be required to raise UPRP prices, which may result in decreased margins, the loss of customers, and a material adverse effect on PCT’s financial results. The extent to which PCT’s margins could decrease in response to any future tariffs is uncertain. PCT continues to evaluate the impact of effective trade agreements, as well as other recent changes in foreign trade policy on its supply chain, costs, sales and profitability. PCT is actively working through strategies to mitigate such impact, including reviewing feedstock sourcing options and working with feedstock suppliers. In addition, COVID-19 has resulted in increased travel restrictions and the extended shutdown of certain businesses throughout the world. The impact of COVID-19 on PCT’s business is uncertain at this time and will depend on future developments; however, prolonged closures in Europe, Asia, and elsewhere, may disrupt the operations of certain feedstock suppliers, which could, in turn, negatively impact PCT’s business, financial condition, results of operations and prospects. Any such impact could be material.
There is no guarantee the Feed PreP facilities will be viable or achieve the expected efficiencies
In conjunction with its first U.S. cluster facility, PCT will also build and operate Feed PreP facilities in locations geographically near the feed sources in an effort to optimize PCT’s supply chain economics. These Feed PreP facilities are expected to employ feedstock processing systems with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic), such as plastic bales between no. 3 and no. 7. There is no guarantee that the Feed PreP facilities will be successful. If the feedstock processing systems don’t work as expected, or in a commercially viable manner; the Feed PreP facilities fail to achieve the expected efficiencies, including due to increased shipping costs; as well as fail to reduce average expenditures on feedstock and reduce overall operating costs, PCT’s business, financial condition, results of operations, and prospects could be materially adversely impacted.
There is no guarantee the new “Feedstock+” pricing model will be successful.
PCT’s new Feedstock+ pricing model employs a fixed price above PCT’s cost to procure the feedstock, which is then divided by a set yield-loss, in an effort to pass on the cost of feedstock to de-risk PCT’s operating margins. There is no guarantee that the new “Feedstock+” pricing model will be successful and that counterparties will enter into offtake agreements with PCT using this new pricing model in sufficient numbers or at all. Additionally, counterparties may attempt to reduce or even eliminate the fixed price above PCT’s cost to procure the feedstock. Which would reduce and potentially eliminate the effort to de-risk PCT’s operating margins. If PCT is unable to incorporate its “Feedstock+” pricing model into its future offtake agreements, in part or at all, or unable to negotiate a sufficiently high fixed price above PCT’s cost to procure the feedstock, PCT’s business, financial condition, and results of operations and prospects could be materially adversely impacted.
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
While PCT expects the price of its UPRP to continue to command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin PP, there is no guarantee of this result. Certain of PCT’s current offtake agreements contain pricing for PCT’s products at both fixed prices and Index prices. PCT is using Information Handling Services provided by IHS Market Ltd (“IHS”) as it relates to the monthly market movement price mechanism index known as “Global Plastics & Polymers Report, Month-End: Polypropylene (PP)” and “Homopolymer (GP Inj. Mldg.),” with the price description terms of “Contract-market; HC Bulk, Delivered; Ex-Discounts, rebates” (delivered via railcar), based on the lower value listed in “Cts/Lb.” Over the last year the index has been as high as $1.51 in August 2021 and as low as $0.67 in October 2020. Should the modeled index price forecasted by IHS be materially lower than the IHS estimate, PCT’s business, financial condition, results of operations and prospects may be materially adversely impacted.
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
The use of UPRP in food grade applications is subject to regulation by the U.S. Food and Drug Administration (“FDA”). The FDA has established certain guidelines for the use of recycled plastics in food packaging, as set forth in the “Guidance for Industry - Use of Recycled Plastics in Food Packaging: Chemistry Considerations (August 2006).” In order for the UPRP to be used in food grade applications, PCT will request one or more Letters of No Objection (“LNO”) from the FDA. PCT filed for its first FDA LNO on September 10, 2021, for conditions of use A—H. The FDA confirmed receipt of the submission on September 13, 2021.
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
The process of obtaining FDA regulatory approval requires the expenditure of substantial time, of up to one year, and significant financial resources. FDA could refuse to approve the LNO application, a decision may be delayed if the FDA has questions about the data or other aspects of the filing, or the review schedule may be extended if there are a significant number of LNO requests pending since the FDA is under no time limit to decide on LNO requests. All of the above would have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
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
The various regulatory schemes applicable to PCT’s UPRP will continue to apply following initial approval. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements is time-consuming and may affect PCT’s business, financial condition, results of operation and prospects. If PCT fails to comply with such requirements on an ongoing basis, PCT may be subject to fines or other penalties, or may be prevented from selling UPRP, and PCT’s business, financial condition, results of operation and prospects may be harmed.

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
•risks relating to, among other things, competition, PCT’s ability to grow and manage growth profitably and PCT’s ability to retain its key employees;
•changes in applicable laws or regulations;
•the scheduled release of PCT’s common stock from the multi-stage lock-up imposed under the Investor Rights Agreement
•the issuance of PCT common stock upon conversion of the Convertible Notes;
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
The former stockholders of ROCH have the right to elect a certain number of directors to PCT’s board of directors.
The terms of the Investor Rights Agreement provide a majority of those stockholders of ROCH party to such agreement (which does not include public stockholders of ROCH) the right to elect two directors to the board of directors of PCT for a period of two years following the Closing Date, provided that in the event a majority of the holders of the Pre-PIPE shares choose to select one of such designees, they are entitled to so choose one until the Pre-PIPE Investors no longer hold 10% or more of PCT’s outstanding common stock and such stockholders of ROCH are entitled to choose the other. Pursuant to these provisions and effective upon the consummation of the Business Combination, ROCH designated Mr. Fernando Musa to assume a seat on PCT’s board of directors and the holders of the Pre-PIPE Shares designated Mr. Jeffrey Fieler to assume the other seat as an IRA Designee. As a result of the percentage of PCT common stock represented by parties to the Investor Rights Agreement following the Closing Date, it is unlikely that public stockholders of PCT will have the ability to effectively influence the election of directors during the period these provisions of the Investor Rights Agreement are applicable. While the directors designated pursuant to the Investor Rights Agreement are obligated to act in accordance with their applicable fiduciary duties, their interests may be aligned with the interests of the investors they represent, which may not always coincide with our corporate interests or the interests of PCT’s other stockholders.
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
In connection with its issuance of Convertible Notes, PCT entered into a registration rights agreement (the “Magnetar Registration Rights Agreement”) with a series of funds affiliated with Magnetar Capital LLC (the “Magnetar Investors”). Pursuant to the Magnetar Registration Rights Agreement, PCT, ROCH, or an affiliate thereof was required to file a registration statement to register the resale of the Common Stock (as defined therein) held by the Magnetar Investors upon conversion of the Convertible Notes no later than 60 days following the consummation of the Business Combination (as extended through June 26th as a result of certain waivers granted by the Magnetar Investors), and was required to have such registration statement declared effective by a certain period of time or pay liquidated damages. The Magnetar Investors also have certain demand rights, subject to certain requirements and customary conditions.

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
General Risk Factors
PCT may be unable to obtain additional financing to fund the operations and growth of the business.
PCT may require additional financing to fund its operations or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of PCT. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect its business. In addition, PCT may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to PCT on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for PCT to operate its business or implement its growth plans.
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
In connection with the preparation of PCT’s consolidated financial statements as of and for the three, six and nine months ended March 31, 2021, June 30, 2021 and September 30, 2021, and the years ended December 31, 2020, and 2019, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:
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
These material weaknesses could result in a misstatement of substantially all of PCT’s accounts or disclosures, which would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. PCT has commenced measures to remediate the identified material weaknesses. These measures include adding qualified personnel, with public company and internal control experience; designing and operating internal controls over financial reporting with the appropriate segregation of duties; as well as implementing new financial processes and procedures. PCT intends to continue to take steps to remediate the material weaknesses described above and further develop its accounting processes, controls, and reviews. PCT plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. PCT will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 15, 2021, PCT issued 25,794 shares of its common stock to the AptarGroup, Inc., a Delaware corporation (“Aptar”), in exchange for the services of Aptar’s employees equal to one full-time equivalent employee for the one-year period beginning August 30, 2020 and ending on August 31, 2021. The shares were issued pursuant to Section 1.1(b) of the Amended and Restated Purchase Option Agreement, dated November 20, 2020, by and between PCT LLC, PCT (then known as Roth CH Acquisition I Co. Parent Corp.) and Aptar.
The shares issued to Aptar were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
PCT intends to hold its 2022 annual meeting of shareholders (the “Annual Meeting”) which will be PCT’s first annual meeting as a public company, on or about May 11, 2022, with the exact date, time and location to be determined and specified in PCT’s proxy statement related to the Annual Meeting.
In accordance with the SEC’s proxy rules, PCT has set the deadline for submission of proposals to be included in its proxy materials for the Annual Meeting as the close of business on December 29, 2021. Accordingly, in order for a shareholder proposal to be considered for inclusion in PCT’s proxy materials for the Annual Meeting, the proposal must be received by PCT’s Corporate Secretary at PureCycle Technologies, Inc., 5950 Hazeltine National Drive, Suite 650, Orlando, Florida 32822, Attention: Corporate Secretary, on or before the close of business on December 29,2021, and must comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934.
In accordance with the advance notice requirements contained in the Amended and Restated Bylaws of PCT, for director nominations or other business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than the close of business on January 11, 2022, and no later than the close of business on February 10, 2022, to PCT’s Corporate Secretary at PureCycle Technologies, Inc., 5950 Hazeltine National Drive, Suite 650, Orlando, Florida 32822, Attention: Corporate Secretary. These shareholder notices also must comply with the requirements of the Amended and Restated Bylaws of PCT and will not be effective otherwise.

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

4.1
Amended and Restated Guaranty of Completion, made and entered into as of May 11, 2021 and effective as of October 7, 2020, by PureCycle Technologies LLC, a Delaware limited liability company (the “Guarantor”), in favor of UMB Bank, N.A., a national banking association, as trustee. (3)

10.1	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Employees. (4)

10.2	Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Award Agreement for Employees. (4)

10.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement for CFO. (4)

10.4	Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Agreement for CFO. (4)

31.1	Rule 13a – 14(a) Certification by Michael Otworth, Chairman and Chief Executive Officer, for the quarter ended September 30, 2021.*

31.2	Rule 13a – 14(a) Certification by Michael Dee, Chief Financial Officer, for the quarter ended September 30, 2021.*

32.1	Section 1350 Certification by Michael Otworth, Chairman and Chief Executive Officer, for the quarter ended September 30, 2021.*

32.2	Section 1350 Certification by Michael Dee, Chief Financial Officer, for the quarter ended September 30, 2021.*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020.
(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Nine Months Ended September 30, 2021 and 2020.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020.
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

(3)    Previously filed as an exhibit to PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2021.
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

Date: November 10, 2021