Form 10-K
period 2021-12-31
PureCycle Technologies, Inc.
filed 2022-03-29
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                   to
Commission File Number 001-40234
_______________________________
PureCycle Technologies, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

State	86-2293091
Delaware	(I.R.S. Employer Identification Number)
5950 Hazeltine National Drive, Suite 650
Orlando, Florida 32822
(877) 648-3565
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_______________________________
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

Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.5 billion based on a closing price of $23.65 as reported on the Nasdaq Capital Market on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.
As of March 18, 2022, there were 163,233,680 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the outcome of any legal proceedings to which PureCycle Technologies, Inc. (“PCT”) is, or may become a party, and the financial condition, results of operations, earnings outlook and prospects of PCT. Forward-looking statements generally relate to future events or PCT’s future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Annual Report on Form 10-K. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors,” those discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:
•    PCT's ability to meet, and to continue to meet, applicable regulatory requirements for the use of PCT’s UPR resin (as defined below) in food grade applications (both in the United States and abroad);
•    PCT's ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the UPR resin and PCT’s facilities (both in the United States and abroad);
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
•    PCT’s ability to scale and build its first commercial-scale recycling facility in Lawrence County, Ohio (the “Ironton Facility”) in a timely and cost-effective manner;
•    PCT’s ability to complete the necessary funding with respect to, and complete the construction of, its first U.S. cluster facility, located in Augusta, Georgia (the “Augusta Facility”), in a timely and cost-effective manner;
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
•    the ability to recognize the anticipated benefits of the previously-announced business combination (the “Business Combination”) consummated on March 17, 2021;
•    unexpected costs related to the Business Combination;
•    geopolitical risk and changes in applicable laws or regulations;
•    the possibility that PCT may be adversely affected by other economic, business, and/or competitive factors;
•    labor shortages and turnover or increases in employees and employee-related costs;
•    the potential impact of climate change on the company, including physical and transition risks, higher regulatory and compliance costs, reputational risks, and availability of capital on attractive terms;
•    operational risk; and
•    the risk that the COVID-19 pandemic (“COVID-19”), including any new and emerging variants and the efficacy and distribution of vaccines, and local, state, federal and international responses to addressing the pandemic may have an adverse effect on PCT’s business operations, as well as PCT’s financial condition and results of operations.
We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
Should one or more of these risks or uncertainties materialize or should any of the assumptions made prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

PureCycle Technologies, Inc.
PART 1

Item 1.    Business
Overview
PCT is commercializing a patented purification recycling technology (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin with near-virgin characteristics, called ultra-pure recycled (“UPR”) resin, which has nearly identical properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. We are currently building our first commercial scale recycling facility (the "Ironton Facility"), which is expected to have capacity of approximately 107 million pounds/year when fully operational. Production is expected to commence in late 2022 and the plant is expected to be fully operational in 2023. Our goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, provide consumers with polypropylene-based products that are sustainable, and reduce overall polypropylene waste in the world’s landfills and oceans.
PCT’s process includes two steps: Feed Pre-Processing (“Feed PreP”) and the use of the Technology for purification. The Feed PreP step will collect, sort, and prepare polypropylene waste (“feedstock”) for purification. The purification step is a purification recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially available equipment and unit operations. The purification process puts the plastic through a physical extraction process using super critical fluids that both extract and filter out contaminants and purify the color, opacity, and odor of the plastic without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin.
PCT intends to build new recycling production facilities globally. In addition to the Ironton Facility, and our first cluster facility to be located in Augusta, Georgia (the “Augusta Facility”), we currently expect the next plants to be located in Asia and Europe. The Augusta Facility will be our first scaled up “cluster” site model. Pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility is currently underway and is expected to create efficiencies across the construction and permitting processes.
PCT is leading the way in solvent-based polypropylene recycling. The Company’s Feedstock Evaluation Unit (“FEU”), which has been operational since July 2019, is a smaller scale replica of the Ironton Facility currently under construction. The FEU was designed to simulate commercial production and validate for PCT’s customers and suppliers the viability of our process, which has helped PCT secure 20+ year signed offtake agreements and feedstock supply agreements with large multi-national partners and industry participants. Since the commissioning of the FEU, PCT has successfully processed approximately 145 feedstocks from the United States and Europe and produced recycled polypropylene nearly identical to virgin polypropylene.
The Technology has been evaluated by third parties with a focus on the Technology’s efficacy and commercial scalability. Certain of our strategic partners have conducted testing on PCT’s UPR resin. In these evaluations, PCT’s UPR resin compared favorably to virgin polypropylene in common Food & Beverage industry benchmarks for melt flow and mechanical properties, purity, and function (lift decay, hinge break, and impact resistance).
Industry Background
Currently, polypropylene is one of the largest contributors to the global plastics waste crisis. Each year more than 150 billion pounds of polypropylene are manufactured and incorporated into a wide array of consumer facing and industrial products. Only 5.6% of polypropylene is collected and recycled annually, compared to 20% of polyethylene terephthalate (“PET”), and less than 12% of the overall plastics market is collected and recycled. Many of the advantages attributed to polypropylene (strength, toughness, elasticity) also contribute to its problematic waste stream after initial use. Due to its chemical makeup, polypropylene does not react with diluted bases and acids. Consequently, it does not break down and can remain a pollutant in our oceans, landfills, and food chain for centuries. Despite these environmental consequences, polypropylene utilization continues to increase, growing at a 5.3% average annual growth rate (“AAGR”) since 2010 with a projected AAGR of 4.3% over the next 5 years.

In response to these issues, multinational companies have partnered with non-governmental organizations (“NGOs”) and trade associations to encourage recycling of plastics. Significant capital has been raised to combat the global plastics crisis, including multinational collaboration, ocean clean-up initiatives, new plastic economies, and global infrastructure investments. Furthermore, over 450 multinationals have signed commitments focused on, among other things, the reuse, recycling, or composting of all plastic packaging. Numerous multinationals have taken this pledge even further by committing to reduce the use of virgin plastic packaging by 50% by 2025. These commitments are being driven by consumer demand for sustainable products, which is expected to continue to drive many multinational corporations to source sustainable materials to achieve publicly announced sustainability objectives.
While there are a range of ways that plastics can be recycled today, there are very limited options available for polypropylene. The current options are chemical and mechanical recycling, both of which have significant drawbacks that have resulted in extremely low recycling rates. Chemical recycling requires further processing to become a viable product for fuel or plastic, which results in substantially higher energy expenditure, carbon dioxide (“CO2”) emissions, and inflated cost. Mechanical recycling, while more energy efficient than chemical recycling, does not remove all of the waste contaminants from the end product, leading to wide variation in end product quality and low-value end uses.
PureCycle’s Solution: Ultra-Pure Recycled Polypropylene
PCT’s recycling technology is a purification recycling process that uses a combination of solvent, temperature and pressure. Waste stream polypropylene is returned to near near-virgin condition through a novel configuration of commercially available equipment and unit operations. The process puts the plastic through a physical extraction process using super critical fluids that both extract and filter out contaminants and purify the color, opacity, and odor of the plastic with minimal controlled alteration of the physical characteristics of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin. The unique super-critical fluid extraction process does not require chemical reactions and provides the key benefits described below:
Key benefits of the Technology include:
•all equipment is standard processing equipment, commercially available and widely used;
•uses a physical separation/purification process without chemical reactions;
•expected to utilize approximately one fourth the amount of energy required to produce virgin polypropylene resin; and
•ability to recycle a wide range of polypropylene waste.
Our UPR resin technology results in near-virgin equivalent quality and color, and substantially improved odor profile compared to traditional recycled polypropylene. UPR resin provides our customers with 100% recycled content without compromising appearance, purity or performance in finished products.
The Product: UPR resin
Polypropylene has multiple applications including packaging and labeling for consumer products, piping, ropes, cabling and plastic parts for many industries and, in particular, the automotive industry. It is one of the most commonly used plastics in the world due to its flexibility as a “living hinge” on consumer product lids (e.g., shampoo, condiments) since it typically will not break when bent even after multiple movements and ranges of motion.
PCT’s unique purification process separates colors, odors, and contaminants through a physical separation process. This process and end product quality have been tested and validated by P&G, prospective offtake partners, and independent third party labs. When compared to virgin resin, PCT’s UPR resin expresses near identical mechanical properties across Melt Flow Index (a measure of viscosity), Tensile Modulus (measure of stiffness), and Impact Strength (a measure of sudden resistance to force).

PCT has leveraged strategic partners with expertise in operations, the use of additives to improve the physical properties of polymers, and consumer packaged goods companies to conduct early testing to confirm that the product meets the expectations of the end users and offtake partners.
Offtake and Customers
Based on current offtake subscription agreements and letters of intent (“LOIs”), PCT intends to market and sell the UPR resin to a wide range of industries, including but not limited to: resin distributors, resin converters, consumer goods manufacturers, food and beverage producers, toy manufacturers and personal care goods producers. Polypropylene is used in a variety of end markets, including consumer packaged goods, electronics, automotive, building & construction, household goods and agriculture. Due to a growing awareness around sustainability and many multinational companies shifting their strategic focus to sustainability as a key differentiator, PCT intends to provide UPR resin to a diversified customer base across most, if not all, of these end markets over time.
Feedstock Supply
Over 150 billion pounds of polypropylene waste feedstocks are generated every year across multiple industries. Most of these feedstocks are untapped by the market today and are disposed of in landfills and oceans. These feedstocks include flexible and rigid packaging, plastic waste from textiles, and large business segments including consumer products, medical, automotive, industrial, and agricultural.
While abundant in quantity, no traditional market for polypropylene waste feedstock currently exists. PCT’s efforts to reliably and cost-effectively source quality polypropylene waste feedstock are ongoing and primarily consist of purchasing pre-sorted polypropylene waste feedstock from various suppliers and purchasing non-sorted plastic waste that PCT itself sorts through its Feed PreP facilities. PCT’s polypropylene waste feedstock sourcing strategy will evolve as the market for polypropylene waste feedstock evolves.
The Processing Facilities
The Feedstock Evaluation Unit
The FEU is an 11,000 square foot facility located adjacent to the commercial line being built at the Ironton Facility in Lawrence County, Ohio with over 1 mile of stainless-steel piping. The facility was completed in July 2019 and has been producing UPR resin product since that time. The FEU is considered a pilot scale replica of the larger commercial line being developed at the Ironton Facility. It serves the strategic purpose of determining if new feedstock streams are of sufficient quality before introducing them into the commercial line at the Ironton Facility, as well as providing sample UPR resin to prospective customers. Quantities of offtake from the FEU have been provided to offtake partners for evaluation. To date, the product produced is within ranges acceptable under contractual offtake agreements. When the commercial line is operational, the FEU will remain a critical component for testing feedstock.
Ironton Facility
Located on the same site as the FEU, PCT commenced construction in October 2020 on the Ironton Facility. The approximately 150,000 square foot facility houses commercial-scale equipment designed to process 182 tons of feedstock per day into UPR resin, and will also be used for feedstock pre-processing and feedstock storage. An additional building has been leased for feedstock pre-processing research and development. The Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. We expect the Ironton Facility to begin production in late 2022.
Augusta Facility
PCT announced that it had secured the site location for its second purification facility in Augusta, Georgia on July 29, 2021 following an extensive and comprehensive evaluation across the Southeast, Central and Eastern United States. Ultimately, the Southeast was targeted given its ideal location for access to feedstock and multiple ports creating numerous options for exporting the UPR resin overseas. Augusta also provides a strong labor market, optimized infrastructure with access to electricity and natural gas at the site boundary, and an advanced supply chain with interstate and rail access to reduce transportation costs.

The Augusta Facility will be the Company’s first cluster facility, currently expected to be comprised of up to eight purification lines, and is designed to ultimately produce approximately 130 million pounds annually per line. The engineering design is expected to be completed in the first quarter of 2022 with site work expected to begin shortly thereafter.
PreP Facilities
In conjunction with the construction of the Augusta Facility, PCT will also build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. PCT will locate its first Feed PreP facility in Winter Garden, Florida, which is expected to be operational in the second half of 2022. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process and procure all plastic bales between no. 3 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
Government Regulation
PCT is subject to laws and regulations administered by various federal, state and local government agencies in the United States that prescribe the requirements and establish the standards for quality and safety, regulate PCT’s products, and the manufacturing, labeling, marketing, promotion, and advertising thereof.
PCT is also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations, marketing claims and other laws, including but not limited to consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. PCT’s operations, and those of its suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters.
FDA Requirements
Recycled polypropylene in food packaging applications in the U.S. is regulated by the U.S. Food and Drug Administration (“FDA”). The FDA has established certain requirements for the use of polypropylene in food packaging, as well as guidelines for the use of recycled plastics in food packaging. On a voluntary basis, companies may ask FDA to issue a Letter of No Objection (“LNO”) to provide assurance to customers regarding regulatory compliance and safety of systems that recycle polymers.

On September 10, 2021, after conducting necessary laboratory testing and reviewing results with its consultants over several months, PCT filed for a U.S. Food and Drug Administration (“FDA”) Letter of No
Objection (“LNO”) for Conditions of Use A - H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. The LNO submission also defines the feedstock sources for the Company’s planned commercial recycling process, and this LNO submission includes curbside post-consumer recycled and food grade post-industrial recycled feedstocks.

The FDA confirmed receipt of the submission on September 13, 2021 and followed up with additional questions and request for clarification in a letter received by PCT on January 7, 2022. In its letter, the FDA took the position that one of the migration calculations was incorrect. PCT responded to the FDA’s questions on February 17, 2022. Consequently, PCT revised its application solely for Conditions of Use C-G based on a review of the revised calculations. PCT is awaiting a determination from the FDA on this revised submission.

Conditions of Use C-G address many consumer product packaging requirements, including applications for hot filled and pasteurized, as well as room temperature, refrigerated and frozen applications. Generally speaking, Conditions of Use A, B and H relate to extreme temperature applications. While awaiting a determination on Conditions of Use C-G, PCT is taking steps to initiate new testing protocols for Conditions of Use A, B and H and intends to pursue an LNO for these Conditions of Use following receipt of satisfactory test results.

Environmental and Workplace Safety Laws
PCT is subject to air, water, waste and other environmental, commercial and workplace safety laws and regulations at the federal, state, and local level in the United States including requirements of the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and the Federal Trade Commission (“FTC”).
Recycled polypropylene for use in non-food packaging uses complies with or is exempt from EPA’s requirements under the Toxic Substances Control Act (“TSCA”), since polypropylene (Chemical Abstracts Service Registry Number (CASRN) 9003-07-0) is approved for use on the TSCA Chemical Substances Inventory and the manufacture of polymers is exempt from TSCA Chemical Data Reporting. Additive selection will also comply with the TSCA.
PCT is subject to local, state and federal laws and regulations that address the release of hazardous substances into the air, water and land, and the storage, handling, disposal and transportation of hazardous materials. PCT holds various state and local licenses and permits, some of which are perpetual, and others which renew periodically. These include both environmental and general business licenses. Larger multi-line locations may also fall under federal Title V permitting rules.
OSHA and the delegated states implement the Occupational Safety and Health Act and relevant state counterparts. In relevant part, this requires hazard identification and communication about materials used or produced in operations to employees, state and local government authorities and citizens. Other workplace safety rules, such as those governing confined space entry and process safety management, also apply to PCT’s operations, and PCT’s facility is subject to OSHA inspection. PCT’s operations are subject to privacy laws and federal and state laws governing labor and employment matters such as minimum wage, overtime, working conditions and employment eligibility requirements.
The FTC requires that marketing and advertising by PCT and its feedstock suppliers be truthful, non-misleading, not deceptive to consumers, and consistent with the Guides for the Use of Environmental Marketing Claims, 16 C.F.R. Part 260, concerning recycling claims. The federal Lanham Act and federal antitrust laws govern PCT’s business activities and advertising claims. State law equivalents of false advertising claims laws apply and these laws may differ from each other in significant ways. They often are not preempted by federal laws.
Regulation Outside the United States
The commercialization of our product in countries other than the U.S. may require that PCT, or companies with whom PCT partners for such foreign commercialization, obtain necessary approvals for food packaging use under foreign regulatory regimes comparable to that of the FDA. Applicable approval processes and ongoing requirements in international markets vary from country to country and may involve more time and expense than that required to obtain approvals in the U.S. We intend to meet these requirements ourselves or through distributors as required.
Intellectual Property
Pursuant to the License Agreement, P&G has granted PCT a license to utilize P&G’s intellectual property, and PCT has granted a sublicense of P&G intellectual property back to P&G under the terms of the License Agreement, with a limited right to sublicense by P&G (the “Grant Back”) subject to volume and geographic restrictions. Under the Grant Back, for five years after the effective date of the License Agreement, the aggregate tonnage that may be produced under the Grant Back will be capped at 500,000 metric tons per year worldwide. Beyond year 5, that aggregate annual tonnage will be expanded to enable modest expansion across each of the six regions worldwide (generally, North America, Europe, China, Asia, Africa and Latin America).
PCT has a limited right to sublicense the technology to PCT affiliates and select third parties with the consent of P&G. All thirteen filed and granted patents are utility patents (as opposed to design patents and applications). All of the patents relate to the same core PCT technology processes. This patent estate covers the proprietary process by which waste polypropylene is converted into ultra-pure recycled polypropylene, specifically the method for separating and purifying polymers from the reclaimed and contaminated polypropylene, polyethylene and other polymers. The License Agreement also governs the ownership of process improvements. Improvements (as defined in the License Agreement) invented by PCT are owned by PCT and are licensed back to P&G for the purpose of selling licensed product, while Improvements (as defined in the License Agreement) invented by P&G or jointly by P&G and PCT are owned by P&G and licensed to PCT. The license may become non-exclusive if PCT fails to make payments or undergoes a change of control without the prior written consent of P&G. If PCT defaults under the License Agreement and the License Agreement is terminated, P&G fails to perform its obligations under these agreements, or PCT’s relationship with P&G is otherwise damaged or severed, this could have a material adverse effect on PCT’s business, results of operations or financial performance. In addition, P&G’s failure to consent to future sublicenses by PCT to PCT affiliates and select third parties would limit PCT’s ability to expand as contemplated by its current business plan.
The License Agreement will terminate upon the later of (a) the expiration of the last Licensed Patent (as defined in the License Agreement) to expire and (b) the expiry date of the warrant between PCT and P&G (which was executed on October 16, 2020). Under the License Agreement, thirteen Utility Patents were filed and granted by the United States Patent and Trademark Office (“USPTO”). Each Utility Patent will expire on the 20-year anniversary of the original application filing date. Together, these thirteen Utility Patents make up the Licensed Patents.
Human Capital Resources
Employees & Demographics. As of December 31, 2021, PCT employed 119 employees. None of PCT’s employees are represented by a labor union. With respect to demographics, approximately 30% of our employees are female and 70% are male. There will be expected additions to our staff in 2022 as our operations expand to support the initial operation of the Ironton Facility, the construction of Feed PreP facilities, the construction of the Augusta Facility and other initiatives.
Talent & Turnover. With a focus on talent acquisition, the leadership team seeks out the most qualified candidates for open roles and endeavors to keep them at PCT. We have a robust program for seeking out those candidates, which ranges from sourcing through talent applications, reviewing direct applicants and using internal referrals to fill roles. Additionally, we strive to promote internally, if applicable. Our program has resulted in a turnover rate of 7.5% to date.
Compensation Practice & Pay Equality. As PCT evolves and expands operations, Human Resources in partnership with the leadership team will continue to evaluate the existing workforce to ensure that best practices are maintained across the entire team without risk of inequality. Pay structures will be reviewed annually to ensure best practices in a competitive market and, as part of that review, compensation will be realigned where appropriate for existing employees and new hires.

Item 1A.    Risk Factors
You should carefully review this section in addition to the other information appearing in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, for important information regarding risks and uncertainties that affect us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.
Risks Related to PCT’s Status as an Early Commercial Stage Emerging Growth Company
PCT is an early commercial stage emerging growth company with no revenue, and may never achieve or sustain profitability.
PCT is commercializing a recycling technology that was developed by The Procter & Gamble Company (“P&G”). P&G granted PCT a worldwide license under an Amended and Restated Patent License Agreement dated July 28, 2020, between P&G and PCT (the “License Agreement”) for a proprietary process of restoring waste polypropylene into ultra-pure recycled (“UPR”) resin products through an extraction and filtration purification process (the “Technology”).
PCT relies principally on the commercialization of UPR resin as well as the Technology and related licenses to generate future revenue growth. To date, such products and services have delivered no revenue. Also, UPR resin product offerings and partnering revenues are in their very early stages. PCT believes that commercialization success is dependent upon the ability to significantly increase the number of purification plants, feed pre-processing facilities (“Feed PreP facilities”), feedstock suppliers and offtake partners as well as strategic partners that utilize UPR resin and the Technology via licensing agreements. PCT is an early commercial stage emerging growth company that evaluates various strategies to achieve its financial goals and commercialization objectives on an ongoing basis. In this regard, PCT’s production methodology designed to achieve these objectives, including with respect to future plant size, capacity, cost, geographic location, sequencing, timing, and aggregation/de-aggregation (with respect to Feed PreP facilities), is subject to change as a result of modifications to business strategy or market conditions. Furthermore, if demand for UPR resin products and the Technology does not increase as quickly as planned, PCT may be unable to increase revenue levels as expected. PCT is currently not profitable. Even if PCT succeeds in increasing adoption of UPR resin products by target markets, maintaining and creating relationships with existing and new offtake partners, feedstock suppliers and customers, and developing and commercializing additional plants, market conditions, particularly related to pricing and feedstock costs, may result in PCT not generating sufficient revenue to achieve or sustain profitability.
PCT’s business is not diversified.
PCT’s initial commercial success depends on its ability to profitably operate its first commercial-scale plant in Ohio (the “Ironton Facility”) and the Feedstock Evaluation Unit (the “FEU”) and its ability to complete construction and profitably and successfully operate the Ironton Facility, the first cluster facility to be located in Augusta, Georgia (the “Augusta Facility”), and future Feed PreP facilities. The Ironton Facility and the FEU are located in Lawrence County, Ohio. Other than the future production and sale of UPR resin products, there are currently no other lines of business or other sources of revenue. Such lack of diversification may limit PCT’s ability to adapt to changing business conditions and could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
The License Agreement sets forth certain performance and pricing targets which, if missed, could result in a termination or conversion of the license granted under the License Agreement.
Pursuant to the License Agreement, P&G has granted PCT a license to utilize certain P&G intellectual property. The intellectual property is tied to the proprietary purification process by which waste polypropylene may be converted to UPR resin, referred to as the Technology. The License Agreement sets forth certain performance targets for the Ironton Facility and future facilities which, if missed, could result in a termination of the license granted under the License Agreement (if PCT is unable to make UPR resin at certain production volumes and at certain prices within a certain time frame). The License Agreement also sets forth certain performance and pricing targets for the Ironton Facility and future facilities which, if missed, could result in conversion of the license to a non-exclusive license (if PCT’s UPR resin is unable to meet certain purification thresholds within a certain period of time after the start of the Project or PCT is unable or unwilling to provide P&G with UPR resin at certain prices from the first plant). In the event the License Agreement is terminated or converted to a non-exclusive license, this could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
PCT’s outstanding secured and unsecured indebtedness (including at the Project), ability to incur additional debt and the provisions in the agreements governing PCT’s debt, and certain other agreements, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
As of December 31, 2021, PCT had total consolidated debt of $232.5 million. PCT has not yet begun commercial operations and does not have any sources of revenue. PCT’s debt service obligations could have important consequences to PCT for the foreseeable future, including the following: (i) PCT’s ability to obtain additional financing for capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of PCT’s cash flow from operating activities must be dedicated to the payment of principal and interest on PCT’s debt, thereby reducing the funds available to us for PCT’s operations and other corporate purposes; and (iii) PCT may be or become substantially more leveraged than some of its competitors, which may place PCT at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.
PCT is required to maintain compliance with certain financial and other covenants under its debt agreements. There are and will be operating and financial restrictions and covenants in certain of PCT’s debt agreements, including the Loan Agreement, as well as certain other agreements to which PCT is or may become a party. These limit, among other things, PCT’s or its subsidiaries’ ability to incur certain additional debt, create certain liens or other encumbrances, sell assets, and transfer ownership interests and transactions with affiliates of PCT. These covenants could limit PCT’s ability to engage in activities that may be in PCT’s best long-term interests. PCT’s failure to comply with certain covenants in these agreements could result in an Event of Default (as defined therein) under the various debt agreements, allowing lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. An Event of Default would also adversely affect PCT’s ability to access its borrowing capacity and pay debt service on its outstanding debt, likely resulting in acceleration of such debt or in a default under other agreements containing cross-default provisions. Under such circumstances, PCT might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by PCT’s financing agreements on its ability to pay dividends, incur additional debt and to take other actions might significantly impair PCT’s ability to obtain other financing, generate sufficient cash flow from operations to enable PCT to pay its debt or to fund other liquidity needs. Such consequences would adversely affect PCT’s business, financial condition, results of operations and prospects.
PCT faces risks and uncertainties related to litigation, regulatory actions and investigations.
PCT may become subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and investigations. For example, on or around September 30, 2021, the SEC issued an investigative subpoena to PCT’s Chief Executive Officer requesting testimony in connection with a non-public, fact-finding investigation of the Company. The investigation pertains to, among other things, statements made in connection with PCT’s technology, financial projections, key supply agreements, and management. PCT and its Chief Executive Officer are cooperating with the SEC’s subpoena and investigation.
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
Separately, two shareholder derivative lawsuits have been brought on behalf of PCT alleging, among other things, breaches of fiduciary duties and claims for unjust enrichment and waste of corporate assets. One of the derivative lawsuits has been administratively closed pending the outcome of the underlying shareholder lawsuit.
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
The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements may result in materially adverse monetary damages or injunctive relief against PCT. Any claims or litigation, even if fully indemnified or insured, could damage PCT’s reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal and regulatory proceedings described under Legal Proceedings in Note 14, Commitments and Contingencies, to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K are subject to future developments and management’s view of these matters may change in the future.
Risks Related to PCT’s Operations
PCT’s business, financial condition, results of operations and prospects may be adversely affected by the impact of the global outbreak of COVID-19.
The United States is being affected by the COVID-19 pandemic, the full effect of which on global financial markets as well as national, state and local economies is unknown. There can be no assurances as to the materiality, the severity, the emergence of new or worsening variants, the actions taken by individuals and both private and governmental entities to contain the virus or treat its impact, and the duration of negative economic conditions caused by the pandemic.
If any of PCT’s contractors or other third-parties in the global supply chain for materials, equipment or labor that are currently being used to construct the Ironton Facility or may be used by PCT in the future to construct additional facilities, including the Augusta Facility and the Feed PreP facilities, are or become adversely impacted by, and/or the restrictions or shortages (material, equipment or labor) resulting from, the COVID-19 pandemic, PCT’s ability to timely complete the Ironton Facility or begin and complete construction on additional facilities, including the Augusta Facility and Feed PreP facilities, may be disrupted.
When PCT is producing UPR resin, if the pandemic has not abated, the impact of COVID-19, while uncertain, could be manifested in the challenges faced by PCT’s customers. For example, certain UPR resin is intended for use in consumer packaging by consumer goods companies, and there could be volatility in the packaged consumer goods market due to interruptions in consumer access to products resulting from government actions that impact the ability of those companies to produce and ship goods. Product demand trends caused by future economic trends are unclear. PCT has executed offtake agreements with minimum volume commitments, which reduces the ability of PCT to quickly respond to changes caused by COVID-19, particularly as the amount of UPR resin to be provided for sale under each offtake agreement is determined prior to each year as an annual volume commitment.
There may be additional unknown risks presented by the COVID-19 pandemic that could impact PCT’s operating results. For example, the deadly global outbreak and continuing spread of COVID-19 could have an adverse effect on the value, operating results and financial condition of PCT’s business; as well as the ability of PCT to maintain operations and grow revenue generated from offtake partners and customers and could delay or prevent completion of the Ironton Facility, the Augusta Facility or Feed PreP facilities, or result in additional costs or reduced revenues. In addition, the impact of COVID-19 changed certain consumer behaviors and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
Construction of the Ironton Facility may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of the Ironton Facility could severely impact PCT’s business, financial condition, results of operations and prospects.
PCT might not be able to achieve completion of the Ironton Facility in the expected timeframe, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a stoppage of work, shortages of material, equipment or labor and increased costs, each as a result of the COVID-19 outbreak or the emergence of new or worsening variants of COVID-19, unexpected construction problems or severe weather. Significant unexpected delays in construction could result in additional costs or reduced revenues, and it could limit the amount of UPR resin products that PCT can produce, which could severely impact PCT’s business, financial condition, results of operations and prospects.
The construction and commissioning of any new project, including the Augusta Facility and the Feed PreP facilities, is dependent on a number of contingencies some of which are beyond PCT’s control. There is also a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed construction site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance and operations. No assurance can be given that construction will be completed, will be completed on time or will be completed at all, or as to whether PCT, which has provided a Guaranty of Completion of the Ironton Facility, will have sufficient funds available to complete construction. If the Ironton Facility is not completed, funds are not likely to be available to pay debt service on PCT’s outstanding debt.
Initially, PCT will rely on a single facility for all of its operations.
Initially, PCT will rely solely on the operations at the Ironton Facility. Adverse changes or developments affecting the Ironton Facility could impair PCT’s ability to produce UPR resin and its business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Ironton Facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure, delay in supply delivery, or shortages of material, equipment, or labor, would significantly disrupt PCT’s ability to grow and produce UPR resin products in a timely manner, meet its contractual obligations and operate its business. PCT’s equipment is costly to replace or repair, and PCT’s equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of PCT’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect PCT’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage PCT has may not be sufficient to cover all of its potential losses and may not continue to be available to PCT on acceptable terms, or at all.
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
PCT relies on its proprietary intellectual property, including registered trademarks and certain licensed intellectual property under the License Agreement and other documents to market, promote and sell UPR resin products. PCT monitors and protects against activities that might infringe, dilute, or otherwise harm its trademarks and other intellectual property and relies on the relevant patent, trademark and other laws of the U.S. and other countries. However, PCT may be unable to prevent third parties from using its intellectual property without authorization. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, provide less protection for PCT’s proprietary rights than the laws of the U.S. and present greater risks of counterfeiting and other infringement. To the extent PCT cannot protect its intellectual property, unauthorized use and misuse of PCT’s intellectual property could harm its competitive position and have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
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

Climate change, or legal, regulatory or market measures to address climate change may materially adversely affect our financial condition and business operations.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to PCT’s future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to PCT’s facilities and disrupt operation of PCT’s supply chain and may impact operational costs. The impacts of climate change on global resources may result in scarcity, which could in the future impact PCT’s ability to access sufficient equipment and materials in certain locations and result in increased costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, PCT may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of PCT’s products.
Risks Related to PCT’s Production of UPR Resin
There is no guarantee the Technology is scalable to commercial-scale operation.
The Technology is based upon generally available commercial equipment to process contaminated polypropylene into clean recycled polypropylene product. Certain of the equipment to be utilized in the Ironton Facility has not operated with the same feedstock in a commercial mode. While PCT has constructed the FEU to demonstrate the process using the same or similar equipment (except at a smaller scale) as the commercial-scale Ironton Facility, the FEU does not operate at a commercial-scale. The collective test data was used to design the Ironton Facility equipment for commercial scale and testing under the intended operating conditions and configuration for the commercial-scale operation to verify reproducibility of results including color, melt flow index, moldability (tensile modulus and other measures) and the odor of the final PCT-produced polypropylene product. While that testing indicated that the FEU can generate recycled polypropylene product that on average meets all of its key parameter targets, PCT cannot guarantee these results will be achieved in commercial-scale operation. Further, of the four quality parameters for UPR resin, odor is the most difficult to characterize and measure. PCT’s goal is to generate product that will significantly reduce the odor of the offtake and be comparable or nearly comparable to virgin polypropylene with respect to level of odor, but PCT cannot guarantee that the Ironton Facility will be capable of achieving the quality parameters of UPR resin, performance guarantees or meeting the requirements of the currently applicable environmental permits. The Ironton Facility’s failure to achieve the quality parameters for UPR resin and performance guarantees or meet the requirements of the currently applicable environmental permits could impact PCT’s business, financial condition, results of operations and prospects if the possible shortfalls versus specification are not effectively remedied per contract.
Furthermore, PCT’s first cluster facility, the Augusta Facility, which will be located in Augusta, Georgia, will be PCT’s first scaled up “cluster” model. PCT is currently working on pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility and there is no guaranty that these efforts will be successful. If the Augusta Facility fails to achieve the expected efficiencies, including across the construction and permitting processes, as well as fails to reduce average capital expenditures per plant and reduce overall operating costs, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.
PCT may not be successful in finding future strategic partners for continuing development of additional offtake and feedstock opportunities.
PCT may seek to develop additional strategic partnerships to increase feedstock supply and offtake amount due to capital costs required to develop the UPR resin product or manufacturing constraints. PCT may not be successful in efforts to consummate existing strategic endeavors, or establish such strategic partnerships and other alternative arrangements for the UPR resin product or Technology because PCT’s research and development pipeline may be insufficient, PCT’s product may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view PCT’s product as having the requisite potential to demonstrate commercial success.

If PCT is unable to reach agreements with existing or future collaborators on a timely basis, on acceptable terms or at all, PCT may have to curtail the development of UPR resin product, reduce or delay the development program, delay potential commercialization, reduce the scope of any sales or marketing activities or increase expenditures and undertake development or commercialization activities at PCT’s own expense. If PCT elects to fund development or commercialization activities on its own, PCT may need to obtain additional expertise and additional capital, which may not be available on acceptable terms or at all. If PCT fails to enter into collaborations and does not have sufficient funds or expertise to undertake the necessary development and commercialization activities, PCT may not be able to further develop product candidates and PCT’s business, financial condition, results of operations and prospects may be materially and adversely affected.
PCT’s failure to secure waste polypropylene could have a negative impact on PCT’s business, financial condition, results of operations and prospects.
PCT’s ability to procure a sufficient quantity and quality of post-industrial and post-consumer waste that contains polypropylene as feedstock is dependent upon certain factors outside of PCT’s control including, but not limited to, changes to pricing levels for waste polypropylene, recycled polypropylene and non-recycled polypropylene, shortages in supply, interruptions affecting suppliers (including those due to operational restraints, industrial relations, transportation difficulties, accidents or natural disasters), or the introduction of new laws or regulations that make access to waste polypropylene more difficult or expensive. Additionally, while PCT believes it has sourced sufficient feedstock of desirable quality, it cannot guarantee that feedstock suppliers will have sufficient quantities available and at the appropriate specifications in accordance with their respective agreements with PCT. If feedstock is not available to PCT in sufficient quantity and of requisite quality, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.
Because PCT’s global expansion requires sourcing feedstock and supplies from around the world, including Asia and Europe, changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect PCT’s business, financial condition, results of operations and prospects.
PCT’s global expansion model will require sourcing feedstock from suppliers around the world. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. If any restrictions or significant increases in costs or tariffs are imposed related to feedstock sourced from Asia, Europe, or elsewhere, as a result of amendments to existing trade agreements, and PCT’s supply costs consequently increase, PCT may be required to raise UPR resin product prices, which may result in decreased margins, the loss of customers, and a material adverse effect on PCT’s financial results. The extent to which PCT’s margins could decrease in response to any future tariffs is uncertain. PCT continues to evaluate the impact of effective trade agreements, as well as other recent changes in foreign trade policy on its supply chain, costs, sales and profitability. PCT is actively working through strategies to mitigate such impact, including reviewing feedstock sourcing options and working with feedstock suppliers. In addition, COVID-19 has resulted in increased travel restrictions and the extended shutdown of certain businesses throughout the world. The impact of COVID-19 on PCT’s business is uncertain at this time and will depend on future developments; however, prolonged closures in Asia, Europe, and elsewhere, may disrupt the operations of certain feedstock suppliers, which could, in turn, negatively impact PCT’s business, financial condition, results of operations and prospects. Any such impact could be material.
There is no guarantee the Feed PreP facilities will be viable or achieve the expected efficiencies
In conjunction with the Augusta Facility, PCT will also build and operate Feed PreP facilities in locations geographically near the feed sources in an effort to optimize PCT’s supply chain economics. These Feed PreP facilities are expected to employ feedstock processing systems with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic), such as plastic bales between no. 3 and no. 7. There is no guarantee that the Feed PreP facilities will be successful. If the feedstock processing systems don’t operate as expected, or in a commercially viable manner; the Feed PreP facilities fail to achieve the expected efficiencies, including due to increased shipping costs; as well as fail to reduce average expenditures on feedstock and reduce overall operating costs, PCT’s business, financial condition, results of operations, and prospects could be materially adversely impacted.

There is no guarantee the new “Feedstock+” pricing model will be successful.
PCT’s new Feedstock+ pricing model employs a fixed price above PCT’s cost to procure the feedstock, which is then divided by a set yield-loss, in an effort to pass on the cost of feedstock to de-risk PCT’s operating margins. There is no guarantee that the new “Feedstock+” pricing model will be successful and that most of or all of the counterparties will enter into offtake agreements with PCT using this new pricing model in sufficient numbers or at all. Additionally, counterparties may attempt to reduce or even eliminate the fixed price above PCT’s cost to procure the feedstock. Which would reduce and potentially eliminate the effort to de-risk PCT’s operating margins. If PCT is unable to incorporate its “Feedstock+” pricing model into its future offtake agreements, in part or at all, or unable to negotiate a sufficiently high fixed price above PCT’s cost to procure the feedstock, PCT’s business, financial condition, and results of operations and prospects could be materially adversely impacted.
Risks Related to the Market for UPR Resin
The market for UPR resin is still in the development phase and the acceptance of UPR resin by manufacturers and potential customers is not guaranteed.
The customer approval process for UPR resin products may take longer than expected and certain potential customers may be slow to accept the product produced by PCT or may not accept it at all. PCT has agreed to a strategic partnership term sheet to enter into an offtake agreement with a term of 20 years, whereby PCT guarantees the UPR resin products to meet specific criteria for color and opacity. There is no odor specification in the offtake agreements. Any such changes to the strategic partnership term sheet may require modifications to PCT’s executed offtake agreements for (i) the Ironton Facility, and (ii) the Augusta Facility. Pursuant to the strategic partnership term sheet and PCT’s executed offtake agreements, PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, customer’s internal policies, and technical, safety, and other qualifications for UPR resin use in the customer’s products. The inability of PCT to provide product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.
Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.
While PCT expects the price of its UPR resin to continue to command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin polypropylene, there is no guarantee of this result. Certain of PCT’s current offtake agreements contain pricing for PCT’s products at both fixed prices and Index prices. PCT is using Information Handling Services provided by IHS Markit Ltd (“IHS”) as it relates to the monthly market movement price mechanism index known as “Global Plastics & Polymers Report, Month-End: Polypropylene (PP)” and “Homopolymer (GP Inj. Mldg.),” with the price description terms of “Contract-market; HC Bulk, Delivered; Ex-Discounts, rebates” (delivered via railcar), based on the lower value listed in “Cts/Lb.” Over the last year the index has been as high as $1.51 in August 2021 and as low as $0.99 in January 2021. Should the modeled index price forecasted by IHS be materially lower than the IHS estimate, PCT’s business, financial condition, results of operations and prospects may be materially adversely impacted.
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
While PCT expects to produce unique UPR resin products, PCT operates in a competitive global market for polypropylene sources — virgin and recycled polypropylene. Competitors or new entrants might develop new products or technologies which compete with PCT and its proprietary Technology. PCT cannot predict changes that might affect its competitiveness or whether existing competitors or new entrants might develop products that reduce demand for PCT’s UPR resin products. The development of new products or technologies which compete with PCT’s UPR resin products may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

In addition, PCT has granted a sublicense of P&G intellectual property back to P&G under the terms of the License Agreement, with a limited right to sublicense by P&G (the “Grant Back”). Under the Grant Back, for five years after the effective date of the License Agreement, the aggregate tonnage that may be produced under the Grant Back will be capped at a certain level per year worldwide. Beyond year 5, that aggregate annual tonnage will be expanded for each of the six regions worldwide. P&G has agreed that territory under the Grant Back will exclude the start of construction of a plant within a certain radius of the Ironton Facility for five years from the effective date of the License Agreement. If P&G is able to establish production, either on its own or through a sublicense agreement with another partner, in any territory, P&G production will remain capped within that territory beyond the 5 years. If P&G sublicenses the P&G intellectual property under the Grant Back to other manufacturers, UPR resin production and supply could increase, adversely impacting PCT’s business, financial condition, results of operations and prospects.
Risks Related to Regulatory Developments
PCT may not be able to meet applicable regulatory requirements for the use of PCT’s UPR resin in food grade applications, and, even if the requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to the UPR resin and PCT’s facilities will be time-consuming and costly.
The use of UPR resin in food grade applications is subject to regulation by the U.S. Food and Drug Administration (“FDA”). The FDA has established certain guidelines for the use of recycled plastics in food packaging, as set forth in the “Guidance for Industry - Use of Recycled Plastics in Food Packaging: Chemistry Considerations (August 2006).” In order for the UPR resin to be used in food grade applications, PCT will request one or more Letters of No Objection (“LNO”) from the FDA.
On September 10, 2021, after conducting necessary laboratory testing and reviewing results with its consultants over several months, PCT filed for an FDA LNO for Conditions of Use A - H. The FDA confirmed receipt of the submission on September 13, 2021 and followed up with additional questions and request for clarification in a letter received by PCT on January 7, 2022. In its letter, the FDA took the position that one of the migration calculations was incorrect. PCT responded to the FDA’s questions on February 17, 2022. Consequently, PCT revised its application solely for Conditions of Use C-G based on a review of the revised calculations. PCT is awaiting a determination from the FDA on this revised submission.
The process for obtaining an LNO will include FDA evaluation of both the PCT purification process, the Technology, as well as the recycled feedstock resin. As such, PCT may seek multiple LNOs for type of use and for different sources of feedstock than the curbside post-consumer recycled and food grade post-industrial recycled feedstocks referred to in the initial LNO submission. In addition, as needed, individual surrogate challenge testing and migration studies will be conducted to simulate articles in contact with food. Surrogate challenge testing can be used in lieu of, or in conjunction with, migration testing for the FDA’s evaluation of PCT’s Technology. The need for migration testing is informed by the results from the surrogate challenge testing.
The process of obtaining FDA regulatory approval requires the expenditure of substantial time, of up to one year, and significant financial resources. The FDA could refuse to approve the LNO application (in whole or in part), a decision may be delayed if the FDA has questions about the data or other aspects of the filing, or the review schedule may be extended if there are a significant number of LNO requests pending since the FDA is under no time limit to decide on LNO requests. All of the above would have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
Furthermore, changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect PCT’s business, financial condition, results of operations and prospects.
PCT expects to encounter regulations in most if not all of the countries in which PCT may seek to expand, and PCT cannot be sure that it will be able to obtain necessary approvals in a timely manner or at all. If PCT’s UPR resin does not meet applicable regulatory requirements in a particular country or at all, then PCT may face reduced market demand in those countries and PCT’s business, financial condition, results of operations and prospects will be adversely affected.
The various regulatory schemes applicable to PCT’s UPR resin will continue to apply following initial approval. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements is time-consuming and may affect PCT’s business, financial condition, results of operation and prospects. If PCT fails to comply with such requirements on an ongoing basis, PCT may be subject to fines or other penalties, or may be prevented from selling UPR resin products, and PCT’s business, financial condition, results of operation and prospects may be harmed.
The operation of and construction of the Ironton Facility is subject to governmental regulation.
Under the loan agreement entered into in connection with PCT’s outstanding Revenue Bonds (the “Loan Agreement”), PCT must: (i) not commence construction or operation of the Ironton Facility prior to receipt of all applicable permits and easements required for the particular phase of construction or operation; (ii) abide by the terms and conditions of all such permits and easements; and (iii) operate the Ironton Facility at all times in the manner required or permitted by such permits and easements.
PCT has not identified any technical or engineering circumstances that it believes would prevent the issuance of the key permits and approvals required for construction and operation of the Ironton Facility in the ordinary course consistent with the planned construction of the Ironton Facility. Delays in or failure to obtain and maintain any required permit or approval, or delay in satisfying or failure to satisfy any condition or requirement or any approval or permit could delay or prevent completion of the Ironton Facility or result in additional costs or reduced revenues. Federal, state and local statutory and regulatory requirements applicable to construction and operation of the Ironton Facility are subject to change. No assurance can be given that PCT or any other affected party will be able to comply with such changes. Additional statutory or regulatory requirements may be imposed upon both the Ironton Facility and the Augusta Facility, as well as any additional facilities, which might materially increase costs of operation or maintenance.
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
Risks Related to PCT’s common stock
The market price of the Company’s common stock is likely to be highly volatile, and you may lose some or all of your investment.
The market price of PCT’s common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•the impact of the COVID-19 pandemic on PCT’s business;
•the inability to maintain the listing of PCT’s shares of common stock on NASDAQ;
•risks relating to, among other things, competition, PCT’s ability to grow and manage growth profitably and PCT’s ability to retain its key employees;
•changes in applicable laws or regulations;
•the scheduled release of PCT’s common stock from the multi-stage lock-up imposed under the Investor Rights Agreement entered into in connection with the Business Combination (the “Investor Rights Agreement”);
•the issuance of further short seller reports, or other similar publications, such as the Hindenburg Report;
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
Certain current and former stockholders of PCT have the right to elect a certain number of directors to PCT’s board of directors.
The terms of the Investor Rights Agreement provide a majority of those stockholders of ROCH party to such agreement (which does not include public stockholders of ROCH) the right to elect two directors to the board of directors of PCT for a period of two years following the Closing Date, provided that in the event a majority of the holders of the Pre-PIPE Shares (as defined in the Investor Rights Agreement) choose to select one of such designees, they are entitled to so choose one until the Pre-PIPE Investors (as defined in the Investor Rights Agreement) no longer hold 10% or more of PCT’s outstanding common stock and such stockholders of ROCH are entitled to choose the other. Pursuant to these provisions and effective upon the consummation of the Business Combination, ROCH designated Mr. Fernando Musa to serve on PCT’s board of directors and the holders of the Pre-PIPE Shares designated Mr. Jeffrey Fieler. As a result of the percentage of PCT common stock represented by parties to the Investor Rights Agreement following the Closing Date, it is unlikely that public stockholders of PCT will have the ability to effectively influence the election of directors during the period these provisions of the Investor Rights Agreement are applicable. While the directors designated pursuant to the Investor Rights Agreement are obligated to act in accordance with their applicable fiduciary duties, their interests may be aligned with the interests of the investors they represent, which may not always coincide with our corporate interests or the interests of PCT’s other stockholders.

Pursuant to a letter agreement entered into between Pure Crown LLC (“Pure Crown”) and PCT, dated October 5, 2020, Pure Crown is entitled to select one director to the board of directors of PCT (the “Pure Crown Director”), and Pure Crown designated Ms. Tanya Burnell as the current Pure Crown Director. For so long as Pure Crown has this right to select one director to the board of PCT, any vacancy with respect to the Pure Crown Director may only be filled by Pure Crown.
Furthermore, pursuant to the board representation agreement entered into with Sylebra Capital Management (an entity affiliated with the Pre-PIPE Investors, “Sylebra Capital”) in connection with the Offering (as defined below), Sylebra Capital has been granted the right to designate (i) one person to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 10.0% of the Company’s common stock, and (ii) two persons to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 15.0% of the Company’s common stock, subject to certain exceptions, including that Sylebra Capital together with its affiliates will not be entitled to designate more than two nominees. Accordingly, Sylebra Capital is currently entitled to designate two directors for nomination.
The exercise of registration rights or sales of a substantial amount of PCT’s common stock may adversely affect the market price of PCT’s common stock.
In connection with the consummation of the Business Combination and the Offering, PCT entered into various agreements pursuant to which PCT granted certain registration rights, including certain demand rights and “piggy-back” registration rights, subject to certain requirements and customary conditions. Various registration statements have been declared effective in connection with these agreements. The registration and availability of such a significant number of shares of Common Stock for trading in the public market may increase the volatility in the Company’s stock price or have an adverse effect on the market price of the Company’s Common Stock.
Future offerings of debt or offerings or issuances of equity securities by PCT may adversely affect the market price of PCT’s common stock or otherwise dilute all other stockholders.
In the future, PCT may attempt to obtain financing or further increase PCT’s capital resources by issuing additional shares of PCT’s common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. PCT also expects to grant equity awards to employees, directors, and consultants under PCT’s stock incentive plans. The implementation of PCT’s business strategy could require substantial additional capital in excess of cash from operations. PCT would expect to obtain the capital required for the implementation of its business strategy through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations, which may be effectuated through private financings.
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
In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by PCT’s management or our board of directors. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to them. These anti-takeover provisions could substantially impede your ability to benefit from a change in control or change PCT’s management and board of directors and, as a result, may adversely affect the market price of PCT’s common stock and your ability to realize any potential change of control premium.
General Risk Factors
PCT may be unable to obtain additional financing to fund the operations and growth of the business.
PCT requires additional financing to fund its operations or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of PCT. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect its business. In addition, PCT may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to PCT on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for PCT to operate its business or implement its growth plans.

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
In connection with the preparation of PCT’s consolidated financial statements for the years ended December 31, 2021 and 2020, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis.
These material weaknesses could result in a misstatement of substantially all of PCT’s accounts or disclosures, which would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. PCT has commenced measures to remediate the identified material weaknesses. PCT will not be able to fully remediate these material weaknesses until certain steps have been completed and have been operating effectively for a sufficient period of time.
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
Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties
PCT owns the land that will be used for the Ironton Facility located in Lawrence County, Ohio. PCT, through a subsidiary, also leases a building and its approximately two acres of land located diagonally from the FEU to use for PCT’s operations from the Lawrence Economic Development Commission. The lease was executed in May of 2021 and expires in May 2026, though PCT may extend the lease for up to three additional five-year terms.
PCT leases its corporate headquarters office space, which consists of 2,870 square feet located at 5950 Hazeltine National Drive, Suite 650, Orlando, Florida 32822 and expires in August 2022.
Additionally, PCT entered into a lease for approximately 14,232 square feet of new office space located at 5950 Hazeltine National Drive, Suite 300, Orlando, Florida 32822, which expires in 2027. PCT expects to occupy this office space in the second quarter of 2022 and consolidate all of its Orlando office space into this location.
In 2021, The Company entered into a new operating lease of commercial land and building for its first Feed PreP facility in Winter Garden, Florida, which expires in August 2032.
In 2021, PCT reached an agreement with The Augusta Economic Development Authority (“AEDA”) to build its first U.S. cluster facility in Augusta, Georgia on a 200-acre site to be developed during up to three phases. The land, buildings and equipment for the facility will be owned by the AEDA and will be leased to the Company under a legal sale-leaseback structure that will provide certain local property tax incentives to the Company as lessee of the property. At the conclusion of the lease in 2044, the Company will have the right to acquire title to the property from the AEDA for a nominal cost. PCT expects to break ground on the Augusta Facility in March 2022, and expects its design to permit the introduction of up to eight production lines. The sale-leaseback transaction with the AEDA is expected to close in 2022. Financing for the construction and equipping of the facility is expected to be funded through a combination of equity and debt.
Item 3.    Legal Proceedings
For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 14 (“Commitments and Contingencies”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K.
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
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our units, common stock and warrants trade on NASDAQ under the symbols “PCT,” “PCTTW” and “PCTTU,” respectively.
Holders of Record
As of March 18, 2022, there were (i) 149 holders of record of our common stock, (ii) 1 holder of record of our units, and (iii) 11 holders of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock, units, or warrants that are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends
We have not paid any dividends on our common stock to date. It is our present intention to retain any earnings for use in our business operations and, accordingly we do not anticipate that the board of directors will declare any dividends in the foreseeable future on our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 5, Equity-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.
Recent Sales of Unregistered Securities
There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the third and fourth quarter of 2021. The chart includes repurchases made during the third and fourth quarter of 2021 to reflect transactions occurring during the third quarter which were inadvertently omitted from the relevant quarterly report.

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
September 1 to September 30	131,166	12.92	—	—
October 1 to October 31	—	—	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	—	—	—	—
Total	131,166	$12.92	—	$—
* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which PCT’s management believes is relevant to an assessment and understanding of PCT’s consolidated results of operations and financial condition. The discussion should be read together with the audited consolidated financial statements, together with related notes thereto, included elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of PCT and its consolidated subsidiaries.
Overview
PureCycle Technologies, Inc. (“PCT” or “Company”) is a Florida-based corporation focused on commercializing a patented purification recycling technology (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin, called ultra-pure recycled (“UPR”) resin, which has nearly identical properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. PCT’s goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.
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
The Ironton Facility
PCT is currently building its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), which is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019. Production at the Ironton Facility is expected to commence in late 2022, and the plant is expected to be fully operational in 2023. PCT has secured and contracted all the feedstock and product offtake for this initial plant.
The Ironton Facility’s original budget was $242.1 million, which the $250 million Revenue Bond offering financed. As of December 31, 2021, the remaining capital, allocated from the Revenue Bond funds, was $121.3 million to complete the Ironton Facility. As PCT continues to pursue timely completion of the Ironton Facility, evaluate production improvements, and refine its estimates for plant construction costs, PCT currently anticipates that it will need to spend an additional $30 - $40 million to complete the Ironton Facility. PCT believes these additional costs will de-risk PCT’s commercialization process by allowing it to process higher levels of solids and contaminants in its feedstocks. The additional costs include, among others, the purchase of additional equipment and those additional costs related to supply chain issues due to COVID-19.
The Augusta Facility
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority to build its first U.S. cluster facility in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to represent the Company’s first “cluster site,” where up to eight production lines will ultimately produce up to 650 million pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of UPR resin. PureCycle has allocated 40% of the Augusta Facility output to existing customers and expects that additional offtake agreements will close throughout the remainder of the year.

Feedstock Pricing
PCT sees a robust pipeline of demand for its recycled polypropylene and PCT is seeing market acceptance of its new “Feedstock+” pricing model for UPR resin. The “Feedstock+” pricing model employs a fixed price plus the market cost of feedstock, which is then divided by a set yield-loss, to pass on the cost of feedstock to de-risk PCT’s operating margin volatility.
For the Ironton Facility, PCT’s feedstock price was linked, in part, to changes in the IHS Markit Index, the index for virgin polypropylene, in a price schedule that contained a fixed, collared price around an index price range, which was further adjusted based on the percentage of polypropylene in the feedstock supplied. For the Augusta Facility and future purification facilities, PCT plans to link the feedstock price, in part, to the price of a no. 5 plastic bale of polypropylene as reported by recyclingmarkets.net (“Feedstock Market Pricing”). PCT will procure both feedstock in line with Feedstock Market Pricing as well as low value feedstocks that can be processed by PCT, below Feedstock Market Pricing for the Augusta Facility.
PreP Facilities
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. PCT will locate its first Feed PreP facility in Winter Garden, Florida, which is expected to be operational in the second half of 2022. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process and procure all plastic bales between no. 3 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
Letter of No Objection Submission

On September 10, 2021, after conducting necessary laboratory testing and reviewing results with its consultants over several months, PCT filed for a U.S. Food and Drug Administration (“FDA”) Letter of No
Objection (“LNO”), for Conditions of Use A - H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. The LNO submission also defines the feedstock sources for the Company’s planned commercial recycling process, and this LNO submission includes curbside post-consumer recycled and food grade post-industrial recycled feedstocks.

The FDA confirmed receipt of the submission on September 13, 2021 and followed up with additional questions and request for clarification in a letter received by PCT on January 7, 2022. In its letter, the FDA took the position that one of the migration calculations was incorrect. PCT responded to the FDA’s questions on February 17, 2022. Consequently, PCT revised its application solely for Conditions of Use C-G based on a review of the revised calculations. PCT is awaiting a determination from the FDA on this revised submission.

Conditions of Use C-G address many consumer product packaging requirements, including applications for hot filled and pasteurized, as well as room temperature, refrigerated and frozen applications. Generally speaking, Conditions of Use A, B and H relate to extreme temperature applications. While awaiting a determination on Conditions of Use C-G, PCT is taking steps to initiate new testing protocols for Conditions of Use A, B and H and intends to pursue an LNO for these Conditions of Use following receipt of satisfactory test results.
Future Expansion
PCT is also planning to expand production capabilities into Asia and Europe and is currently performing site selection activities in Europe and negotiating joint ventures with counterparties in South Korea and Japan for in-country production and sales.
Components of Results of Operations
Revenue
To date, we have not generated any operating revenue. We expect to begin to generate revenue by the end of 2022, which is when we expect the Ironton Facility to become commercially operational.

Operating Costs
Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at the FEU, including rent, depreciation, repairs and maintenance, utilities and supplies. Costs attributable to the design and development of the Ironton Facility are capitalized and, when placed in service, will be depreciated over the useful life of the Ironton Facility, which we expect to be approximately 40 years. We expect our operating costs to increase substantially as we continue to scale operations and increase headcount.
Research and Development Expense
Research and development expenses consist primarily of costs related to the development of the Technology, the facilities and equipment that will use the Technology to purify recycled polypropylene, and the processes needed to collect, sort, and prepare feedstock for purification. These include mainly personnel costs, third-party consulting costs, and the cost of various recycled waste. We expect our research and development expenses to increase for the foreseeable future as we increase investment in feedstock evaluation, including investment in new front-end feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks PCT can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.
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
Results of Operations
Comparison of the years ended December 31, 2021 and 2020
The following table summarizes our operating results for the years ended December 31, 2021 and 2020:

	Years ended December 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Costs and expenses
Operating costs	$10,554	$8,603	$1,951	23%
Research and development	1,411	648	763	118%
Selling, general and administrative	57,615	27,971	29,644	106%
Total operating costs and expenses	69,580	37,222	32,358	87%
Interest expense	6,652	4,106	2,546	62%
Change in fair value of warrants	1,476	11,554	(10,078)	(87)%
Other (income) expense	(206)	110	(316)	(287)%
Net loss	$77,502	$52,992	$24,510	46%
Operating Costs
The increase was primarily attributable to increased operational consulting costs of $0.7 million, higher rent for operating facilities of $0.5 million, and increased repairs and maintenance and other operating site costs of $0.7 million.

Research and Development Expenses
The increase was primarily additional costs to further evaluate and improve the process and technology for feedstock and supply chain management.
Selling, General and Administrative Expenses
The increase was attributable to increased equity compensation expense of $17.0 million, higher wages and benefits related to increased resources and headcount devoted to development of the Company’s administrative functions of $3.9 million, higher professional, legal, and public company expenses of $3.1 million, increase in D&O insurance expense of $2.6 million, increased IT and infrastructure spend of $1.4 million; higher travel costs of $0.8 million; and increase in other administrative costs of $0.8 million.
Interest Expense
The increase was primarily attributable to additional interest due on the Convertible Notes (as defined below).
Change in fair value of warrants
The decrease was attributable to a $1.5 million net increase in fair value of the liability-classified RTI and private warrants compared to an $11.6 million increase in fair value of the P&G warrants in 2020.
Comparison of the years ended December 31, 2020 and 2019
For discussion of the comparison of our operating results for the years ended December 31, 2020 and 2019, please read the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the Securities and Exchange Commission on June 25, 2021 pursuant to Rule 424(b)(3), which section is incorporated herein by reference.
Liquidity and Capital Resources
We have not yet begun commercial operations and we do not have any sources of revenue. We currently expect to commence operations at the Ironton Facility in the fourth quarter of 2022, and begin generating revenue in 2023. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of our Convertible Senior Secured Notes due 2022 (the “Convertible Notes”), a series of tax-exempt and taxable bonds, (the “ Revenue Bonds”), and the Closing of the Business Combination. Additionally, in March of 2022, we consummated an offering pursuant to which we sold to certain investors, in a private placement, an aggregate of 35.7 million shares of the Company’s common stock and Series A Warrants to purchase an aggregate of 17.9 million shares of the Company’s common stock, at a price of $7.00 per Common Stock and one-half of one Series A Warrants, for gross proceeds of approximately $250 million (the “Offering”).
The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. The Restricted Cash is restricted in terms of use based on the Loan Agreement and requires PureCycle Ohio LLC, an Ohio limited liability company (“PCO”) to use the proceeds of the Revenue Bonds exclusively to construct and equip the Ironton Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds.

	December 31,
(in millions)	2021	2020
Cash	$33.4	$64.5
Debt Securities Available for Sale	167.4	—
Unrestricted Liquidity	$200.8	$64.5

Ironton Facility Construction	$121.3	$177.4
Equity Escrow Reserve	50.0	—
Capitalized Interest Reserve	34.6	55.7
Debt Service Reserve	21.0	21.0
Convertible Note Escrow	—	12.0
Collateral for Company Credit Cards	3.5	—
Restricted Cash	$230.4	$266.1

Bonds and Notes Payable	$232.5	$262.3
Add: Discount and Issuance Costs	17.1	17.2
Add: Beneficial Conversion Feature	—	30.4
Gross Bonds and Notes Payable	$249.6	$309.9
The Cash, Debt Securities Available for Sale, and Restricted Cash described above are intended to be used for:
•Construction of the Ironton Facility;
•Augusta Facility pre-engineering design work;
•Design, construction, and investment in multiple Feed PreP facilities;
•Design and build of PCT’s overall global digital footprint;
•Other general corporate purposes.
Based on management’s estimates we believe that current funds on hand, inclusive of the $250 million of gross proceeds received in the Offering in March 2022, will be sufficient for us to continue operations beyond twelve months from the filing of this Annual Report on Form 10-K. This consideration includes the currently contemplated additional $30.0 - $40.0 million of construction costs for the Ironton Facility that we believe will further de-risk our commercialization process by allowing us to process higher levels of solids and contaminants in our feedstocks. These additional expenses encompass certain identified costs that weren’t originally anticipated, including those related to supply chain issues due to COVID-19, as well as other additional costs.
Our future capital requirements will depend on many factors, including actual construction costs for the Ironton Facility, the construction of the Augusta Facility and others outside the United States, build out of multiple Feed PreP facilities, funding needs to support other business opportunities, and challenges or unforeseen circumstances. For this future growth and investment, we expect to seek additional debt financing from outside sources, which we may not be able to raise on terms favorable to us, or at all. If we are unable to raise additional debt when desired, our business, financial condition and results of operations would be adversely affected.
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We do not have any off-balance sheet arrangements or interests in variable interest entities that would require consolidation. Note that while certain legally binding offtake arrangements have been entered into with customers, these arrangements are not unconditional and definite agreements subject only to customer closing conditions, and do not qualify as off-balance sheet arrangements required for disclosure.
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Years ended December 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Net cash used in operating activities	$(54,507)	$(17,953)	$(36,554)	204%
Net cash used in investing activities	(305,575)	(29,812)	(275,763)	925%
Net cash provided by financing activities	293,366	378,189	(84,823)	(22)%
Cash and cash equivalents, beginning of period	330,574	150	330,424	220,283%
Cash and cash equivalents, end of period	$263,858	$330,574	$(66,716)	(20)%
Cash Flows from Operating Activities
The $36.6 million increase in net cash used in operating activities for the year ending December 31, 2021 compared to the same period in 2020 was primarily attributable to the $13.9 million of transaction and other related payments that were paid as part of the Business Combination, $9.5 million of increased employee costs, $5.9 million of higher professional, legal, and other costs, $3.8 million paid for D&O and other insurance, $1.5 million related to IT and infrastructure spend, a $1.3 million prepayment for the reservation of future supplier manufacturing capacity, $0.7 million for the Impact License agreement, $0.7 million related to other net prepayments to vendors, $0.8 million related to R&D spend, $0.7 million related to travel costs, $0.6 million related to repairs and maintenance and other operational costs, $0.5 million related to leases and rental payments, and $1.7 million related to other SG&A costs, partially offset by a prepayment of $5.0 million received from Total Petrochemicals & Refining S.A./N.V. (“Total”) for future receipt of offtake.
Cash Flows from Investing Activities
The $275.8 million increase in net cash used in investing activities for the year ending December 31, 2021 compared to the same period in 2020 was attributable to $229.2 million in purchases of Debt Securities Available for Sale and $107.6 million additional capital expenditure payments related to construction of the Ironton Facility and related capitalized interest payments, offset by $61.0 million in maturities and sales of Debt Securities Available for Sale.
Cash Flows from Financing Activities
The $84.8 million decrease in net cash provided by financing activities for the year ending December 31, 2021 related to the same period in 2020 was primarily attributable to the following decreases: $292.2 million less debt funding net of issuance costs received in 2021 relative to 2020, additional $4.5 million debt issuance costs paid in 2021 related to the debt financing received in 2020, $1.7 million payments to repurchase outstanding shares in 2021, as well as $0.1 million net decrease in other financing activities over 2020. These were offset by increases related to $192.3 million higher proceeds from equity issuances in 2021 compared to 2020 and $21.4 million lower payments on debt instruments in 2021 relative to 2020.
Indebtedness
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Revenue Bonds”) and loaned the proceeds from their sale to PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), pursuant to a loan agreement dated as of October 1, 2020 between SOPA and PCO (“Loan Agreement”), to be used to (i) acquire, construct and equip the Ironton Facility (referred to within the Loan Agreement as the “Ohio Phase II Facility”) and the FEU (referred to within the Loan Agreement as the “Phase I Facility”, and together with the Ohio Phase II Facility, the “Project”); (ii) fund a debt service reserve fund for the

Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Revenue Bonds. The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”).
Convertible Notes
On October 6, 2020, PureCycle Technologies LLC (“Legacy PCT”) entered into a Senior Notes Purchase Agreement (the “Agreement”) with certain investors. The Agreement provides for the issuance of Senior Convertible Notes (the “Convertible Notes”). During the fourth quarter of 2021, the entire principal balance of the Convertible Notes was converted into approximately 9.2 million shares of common stock.
For further information regarding PCT’s debt instruments, see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
While our significant accounting policies are described in Note 2 (“Summary of Significant Accounting Policies”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K, we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Equity-Based Compensation
We account for share-based payments that involve the issuance of shares of our common stock to employees and nonemployees and meet the criteria for share-based awards as share-based compensation expense based on the grant-date fair value of the award.
For periods prior to the previously-announced business combination (the “Business Combination”) consummated on March 17, 2021 (the “Closing”), Legacy PCT issued grants of Legacy PCT incentive units to select employees and service providers. The equity- based compensation cost for the units is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period on the straight-line basis. In connection with the Closing of the Business Combination, the Legacy PCT incentive units were converted into restricted stock of the Company. The restricted stock awards maintain the same vesting schedules as the Legacy PCT incentive units.
In connection with the Business Combination, on March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”). Pursuant to the plan, PCT has issued restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and stock options.
The fair value of the equity-based compensation awards was estimated at each grant date using the appropriate models which require the input of the following subjective assumptions:
    a)    The expected dividends, and
    b)    The volatility of our common stock price over the expected term,

    c)    The risk-free interest rate over the award’s expected term, and
    d)    The length of time the awards are expected to be outstanding for RSUs and PSUs, or the length of time grantees will retain their vested stock options before exercising them (“expected term”).
A summary of how each significant assumption was developed for our equity-based compensation awards is as follows:
●    Expected dividend yield: The dividend yield is assumed to be zero since PCT has not historically paid dividends.
●    Expected volatility: The expected volatility was based on PCT’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, PCT considered industry, stage of life cycle, size and financial leverage.
●    Expected term: For RSUs and PSUs, the expected term was determined based on the period of time the awards are expected to be outstanding. For stock options, the expected term is determined using the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of the Company’s employee stock options, which are considered to have “plain vanilla” characteristics.
●    Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of these awards.
Legacy PCT Incentive Units
The fair value of the Legacy PCT Incentive Units issued prior to the Business Combination was estimated at each grant date using the Black-Scholes model. The equity-based compensation cost is recognized based on grant date fair value over the requisite service period, which is the vesting period on the straight-line basis. The Company accounts for forfeitures as they occur for its equity-based awards.
A summary of the significant assumptions used to estimate the fair value of Legacy PCT Incentive Units granted during the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	49.1%	42.1 - 78.2%
Risk-free rate of return	0.1%	0.1 - 1.9%
Expected option term (years)	0.2	0.14 - 4.9
The fair value of the underlying Company shares for the years ended December 31, 2021 was determined using an initial public offering scenario. The fair value of Legacy PCT Units, for the years ended December 31, 2020, was determined using a hybrid method consisting of an option pricing method and an initial public offering scenario.
Performance Share Units with a Market Vesting Condition
The Company also issued grants of performance share units with a market vesting condition to one employee. The fair value of this award was estimated on the date of grant using a Monte-Carlo simulation. The equity-based compensation cost for the units is recognized based on the fair value of the award over the derived service period on the straight-line basis. The Company accounts for forfeitures as they occur for its equity-based awards.

A summary of the significant assumptions used to estimate the fair value of this award is as follows:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	54.8%	—%
Risk-free rate of return	0.3%	—%
Expected option term (years)	2.7	0
Stock Options
The stock options issued by the Company are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the 2021 Equity and Incentive Compensation Plan (the “Plan”). The fair value of the stock options issued to employees was estimated at the grant date using the Black-Scholes model. The Company recognizes compensation expense for the options equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. A summary of the significant assumptions used to estimate the fair value of stock option awards during the year ended December 31, 2021 is as follows:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	47.5%	—%
Risk-free rate of return	0.7%	—%
Expected option term (years)	4.5	0
If factors change, and we utilize different assumptions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. Higher volatility and longer expected terms result in an increase to share-based compensation determined at the date of grant. Future share-based compensation cost will increase to the extent that we grant additional share-based awards to employees and non-employees. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our selling, general and administrative expenses within the consolidated statements of comprehensive loss.
For further information regarding PCT’s equity-based compensation, see Note 5 (“Equity-Based Compensation”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K.
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
The Company has determined its warrants to be a Level 3 fair value measurement and has used the Black-Scholes option pricing model, which requires the input of the following subjective assumptions:
a)    The expected dividends,
    b)    The volatility of our common stock price over the expected term,
    c)    The length of time warrant holders will retain the warrants before exercising them (“expected term”), and
    d)    The risk-free interest rate over the warrant’s expected term.

A summary of how each significant assumption was developed for our warrant liabilities is as follows:
●    Expected dividend yield: The dividend yield is assumed to be zero since PCT has not historically paid dividends
●    Expected volatility: The expected volatility was based on PCT’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, PCT considered industry, stage of life cycle, size and financial leverage
●    Expected term: The expected term is determined based on the expected amount of time the warrants will be held before they are exercised.
●    Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the warrants.
RTI Warrants
The Company initially determined the warrants issued to RTI (“RTI Warrants”) in connection with terms of a professional services agreement were equity classified. Accordingly, the warrant units were held at their initial fair value with no subsequent remeasurement.
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
A summary of the significant assumptions used to estimate the fair value of the RTI Warrants as of December 31, 2021 and March 18, 2021, the initial date of recognition, is as follows:

	December 31, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	59.6%	48.5%
Risk-free rate of return	0.97%	0.54%
Expected option term (years)	3.0	3.79
The Company recognized $5.2 million and $0 of expense related to the change in fair value of the RTI warrant liability for the years ended December 31, 2021 and 2020, respectively.
Public and Private Warrants
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

A summary of the significant assumptions used to estimate the fair value of the private warrants as of December 31, 2021 and March 18, 2021, the initial date of recognition, is as follows:

	December 31, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	69.5%	47.3%
Risk-free rate of return	1.14%	0.86%
Expected option term (years)	4.2	5.0
The Company recognized $3.7 million and $0 of benefit related to the change in fair value of the private warrant liability for the years ended December 31, 2021 and 2020, respectively.
If factors change, and we utilize different assumptions, the calculated warrant liabilities and related change in fair value may differ significantly in future periods. Higher volatility and longer expected terms result in an increase to the warrant liabilities and related change in fair value at each measurement date. Future warrant liabilities will increase to the extent that we issue additional warrants to employees, as well as any increase in the market price of PCT’s common stock. If there are any modifications or cancellations, this may impact the warrant liabilities and related expense or benefit recognized. Change in fair value of warrant liabilities is presented as its own line item within the consolidated statements of comprehensive loss.
For further information regarding PCT’s warrant liabilities, see Note 6 (“Warrants”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K.
Recent Accounting Pronouncements
See the audited consolidated financial statements and Note 2 to the audited consolidated financial statements and audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 8.    Financial Statements and Supplementary Data

PureCycle Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PureCycle Technologies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Chicago, Illinois
March 29, 2022

PureCycle Technologies, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
(in thousands except per share data)	2021	2020
CURRENT ASSETS
Cash	$33,417	$64,492
Debt securities available for sale	167,365	—
Restricted cash – current	141,855	—
Prepaid expenses and other current assets	2,712	446
Total current assets	345,349	64,938
Restricted cash – non-current	88,586	266,082
Prepaid expenses and other non-current assets	5,535	2,890
Property, plant and equipment, net	225,214	74,067
TOTAL ASSETS	$664,684	$407,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,401	$1,058
Accrued expenses	35,526	26,944
Accrued interest	1,532	4,951
Notes payable – current	—	122
Total current liabilities	38,459	33,075
NON-CURRENT LIABILITIES
Deferred revenue	5,000	—
Notes payable – non-current	—	26,477
Bonds payable – non-current	232,508	235,676
Warrant liability	6,113	—
Other non-current liabilities	1,069	1,000
TOTAL LIABILITIES	$283,149	$296,228

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 127,647 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	128	—
Class A Units - no par value; 0 and 3,981 units authorized; 0 and 3,612 units issued and outstanding as of December 31, 2021 and December 31, 2020	—	38
Class B Preferred Units - no par value; 0 and 1,938 units authorized; 0 and 1,938 units issued and outstanding as of December 31, 2021 and December 31, 2020	—	21
Class B-1 Preferred Units - no par value; 0 and 1,146 units authorized, 0 and 1,105 units issued and outstanding as of December 31, 2021 and December 31, 2020	—	16
Class C Units – no par value; 0 and 1,069 units authorized, 0 and 865 units issued and 0 and 775 units outstanding as of December 31, 2021 and December 31, 2020	—	7
Additional paid-in capital	539,423	192,381
Accumulated other comprehensive loss	(237)	—
Accumulated deficit	(157,779)	(80,714)
TOTAL STOCKHOLDERS' EQUITY	381,535	111,749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,684	$407,977
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2021	2020
(in thousands except per share data)
Costs and expenses
Operating costs	$10,554	$8,603
Research and development	1,411	648
Selling, general and administrative	57,615	27,971
Total operating costs and expenses	69,580	37,222
Interest expense	6,652	4,106
Change in fair value of warrants	1,476	11,554
Other (income) expense	(206)	110
Total other expense	7,922	15,770
Net loss	$(77,502)	$(52,992)
Loss per share
Basic and diluted	$(0.75)	$(1.96)
Weighted average common shares
Basic and diluted	102,913	28,732

Other comprehensive loss:
Unrealized loss on debt securities available for sale	$(237)	$—
Total comprehensive loss	$(77,739)	$(52,992)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year ended December 31, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	$—	3,612	$88,081	1,938	$20,071	1,105	$41,162	775	$11,967	$31,182	$—	$(80,714)	$111,749
Conversion of stock	—	—	34,386	(88,043)	18,690	(20,050)	15,217	(41,146)	5,936	(11,960)	161,199	—	—	$—
Balance at December 31, 2020, effect of reverse recapitalization conversion	—	$—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	—	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $27.9 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	—	293,966
Issuance of shares upon conversion of Convertible Notes	9,165	9	—	—	—	—	—	—	—	—	61,787	—	—	61,796
Issuance of restricted stock awards	1,775	2	—	—	—	—	—	—	—	—	(2)	—	—	—
Issuance of common stock	236	1	—	—	—	—	—	—	—	—	999	—	—	1,000
Exercise of warrants	17	—	—	—	—	—	—	—	—	—	196	—	—	196
Forfeiture of restricted stock	(23)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Share repurchase	(131)	—	—	—	—	—	—	—	—	—	(1,695)	—	—	(1,695)
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Equity based compensation	31	—	—	—	—	—	—	—	—	—	22,730	—	—	22,730
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(77,502)	(77,502)
Balance, December 31, 2021	127,647	$128	—	$—	—	$—	—	$—	—	$—	$539,423	$(237)	$(157,779)	$381,535

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year ended December 31, 2020
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2019	—	$—	2,581	$387	1,728	$1,898	630	$23,656	436	$4,054	$107	$—	$(27,722)	$2,380
Conversion of stock	—	—	24,575	(360)	16,660	(1,880)	8,670	(23,647)	3,625	(4,050)	29,937	—	—	$—
Balance at December 31, 2019, effect of reverse recapitalization conversion	—	$—	27,156	$27	18,388	$18	9,300	$9	4,061	$4	$30,044	$—	$(27,722)	$2,380
Issuance of units	—	—	10,842	11	2,240	3	7,022	7	370	—	125,655	—	—	125,676
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	2,288	3	5,623	—	—	5,626
Redemption of vested profit units	—	—	—	—	—	—	—	—	(8)	—	(16)	—	—	(16)
Beneficial conversion feature upon issuance of convertible notes	—	—	—	—	—	—	—	—	—	—	31,075	—	—	31,075
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(52,992)	(52,992)
Balance, December 31, 2020	—	$—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(77,502)	$(52,992)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	22,636	5,626
Non-cash issuance of shares	333	333
Fair value change of warrants	1,476	11,554
Depreciation expense	2,281	1,896
Accretion of debt instrument discounts	223	48
Amortization of debt issuance costs	2,389	173
Issuance costs attributable to warrants	109	—
Amortization of beneficial conversion feature	—	648
Amortization of premium on debt securities	584	—
Loss on exercise of warrants	—	211
Gain on extinguishment of secured term loan	(314)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,265)	275
Prepaid expenses and other non-current assets	(2,645)	(890)
Accounts payable	(293)	234
Accrued expenses	(9,320)	14,725
Accrued interest	2,801	206
Deferred revenue	5,000	—
Net cash used in operating activities	$(54,507)	$(17,953)
Cash flows from investing activities
Construction of plant	(137,388)	(26,219)
Purchase of property, plant, and equipment	—	(3,593)
Purchase of debt securities, available for sale	(229,183)	—
Maturity of debt securities, available for sale	37,800	—
Sale of debt securities, available for sale	23,196	—
Net cash used in investing activities	$(305,575)	$(29,812)
Cash flows from financing activities
Proceeds from secured term loan	—	314
Proceeds from promissory note	91	—
Payments on promissory note from related parties	—	(12,600)
Payments on advances from related parties	—	(2,704)
Payments on promissory notes	(91)	(6,142)
Payments on capital leases	(13)	—
Proceeds from ROCH and PIPE financing, net of issuance costs	298,461	—
Issuance of convertible notes	—	60,000
Convertible notes issuance costs	(480)	(3,358)
Issuance of bonds	—	244,075
Bond issuance costs	(4,067)	(8,550)
Proceeds from issuance of shares	1,000	107,170
Payments to repurchase shares	(1,695)	—
Proceeds from exercise of warrants	196	—
Payments on redemption of vested Legacy PCT profit interests	(36)	(16)
Net cash provided by financing activities	$293,366	$378,189
Net (decrease) increase in cash and restricted cash	(66,716)	330,424
Cash and restricted cash, beginning of period	330,574	150
Cash and restricted cash, end of period	$263,858	$330,574
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	$1,495	$2,141
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$29,797	$11,893

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Additions to property, plant, and equipment in accounts payable	$636	$—
Additions to property, plant, and equipment in accrued interest	$1,424	$3,849
Non-cash financing activities
Issuance of common stock on conversion of convertible notes	$61,796	$—
PIK interest on convertible notes	$3,492	$—
Initial fair value of acquired warrant liability	$4,604	$—
Issuance of shares upon exercise of warrants	$—	$18,173
Beneficial conversion feature of convertible notes	$—	$31,075
Conversion of accounts payable to promissory notes	$—	$1,541
Capitalization of bond issuance costs — additions to accrued expense	$—	$2,646
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION
Formation and Organization
PureCycle Technologies, Inc. (“PureCycle”, “PCT” or the “Company”) was formed as a Delaware limited liability company (“LLC”) on September 15, 2015 (“Date of Formation”), as Advanced Resin Technologies, LLC. In November 2016, the Company changed its name from Advanced Resin Technologies, LLC to PureCycle Technologies LLC (“PCT LLC” and “Legacy PCT”).
PureCycle and its wholly owned subsidiaries, PureCycle: Ohio LLC, PCT Managed Services LLC and PCTO Holdco, LLC (“PCTO”) are businesses whose planned principal operations are to conduct business as a polypropylene recycler using PureCycle’s patented recycling process. Developed and licensed to PureCycle by Procter & Gamble (“P&G”), the patented recycling process separates color, odor and other contaminants from plastic waste feedstock to transform it into virgin-like resin. The Company is currently constructing its facility and conducting research and development activities to operationalize the licensed technology.
On November 16, 2020, the Company entered into a certain agreement and plan of merger (the “Merger Agreement and Plan of Merger”), by and among PCT, Roth CH Acquisition I Co. (“ROCH”), Merger Sub Corp., Merger Sub LLC, and Roth CH Acquisition I Co. Parent Corp. (“ParentCo”).
Business Combination
On March 17, 2021, PureCycle consummated the previously-announced business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of Parent Co, Roth CH Merger Sub Corp., a Delaware corporation and wholly owned direct subsidiary of ParentCo and PureCycle Technologies LLC (“PCT LLC”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).
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
Legacy PCT unitholders will be issued up to 4.0 million additional shares of the Company’s common stock if certain conditions are met (“the Earnout”). The Legacy PCT unitholders will be entitled to 2.0 million shares if after one year after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the common stock is greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The Legacy PCT unitholders will be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $27.9 million related to the equity issuance, consisting primarily of investment banking and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.
The Company incurred approximately $5.2 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination. Of this, $3.2 million was recorded in general and administrative expenses on the consolidated statement of comprehensive loss for the years ended December 31, 2021.
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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows for the years ended December 31, 2021 (in thousands):

Cash - ROCH Trust and cash (net of redemptions)	$76,510
Cash - PIPE	250,000
Less transaction costs	(28,049)
Net Business Combination and PIPE financing	$298,461
In addition to cash received by the Company at the Close of the Business Combination, the Company assumed a warrant liability from ROCH measured at $4.6 million at March 18, 2021.
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company. The consolidated financial statements are presented in U.S. Dollars. Intercompany balances and transactions were eliminated upon consolidation. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications years ended December 31, 2021, noting the Company has reflected the reverse recapitalization pursuant to the Business Combination for all periods presented within the audited consolidated balance sheets and statements of stockholders’ equity.
Reverse Recapitalization
The Business Combination was accounted for as a reverse recapitalization and ROCH was treated as the “acquired” company for accounting purposes. The Business Combination was accounted for as the equivalent of Legacy PCT issuing stock for the net assets of ROCH, accompanied by a recapitalization. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy PCT “as if” Legacy PCT is the predecessor to the Company. The units and net loss per unit, prior to the Business Combination, have been adjusted to share amounts reflecting the exchange ratios established in the Business Combination.
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
Liquidity
The Company has not yet begun commercial operation and does not currently have sources of revenue. The Company currently expects to commence operations at the Ironton Facility in the fourth quarter of 2022 and begin generating revenue in 2023. To date, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2021, and December 31, 2020, the Company had an unrestricted cash balance of $33.4 and $64.5 million, respectively, working capital of $306.9 and $31.9 million, respectively, and an accumulated deficit of $157.8 and $80.7 million, respectively. For the years ended December 31, 2021 and 2020, the Company incurred a net loss of $77.5 and $53.0 million, respectively. Based on management’s estimates, the Company believes that current funds on hand as of the date of issuance will be sufficient for us to continue operations beyond twelve months from the filing of the Form 10-K.
Emerging Growth Company
At December 31, 2021, we qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Immaterial Corrections Related to Prior Periods
We have identified an immaterial correction to a prior period related to capitalization of interest associated with the tax-exempt revenue bonds and the costs associated with issuance of equity that originated during the period presented herein. We evaluated the effect of this correction on the consolidated financial statements for the year ended December 31, 2020 in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections, ASC 250-10-S99-1, Assessing Materiality, and ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We have concluded that this period is not materially misstated. Accordingly, we have reflected the prior period impact and associated revisions for this period presented herein.
The revision increased property, plant and equipment, net and decreased interest expense by $3.8 million for the twelve months ended December 31, 2020, respectively.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of December 31, 2021, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as commercial paper with maturities of 90 days or less at acquisition. As of December 31, 2020, the Company’s cash and cash equivalents balance represents cash deposited with financial institutions. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low.
Restricted Cash
Proceeds from the issuance of convertible notes and revenue bonds are restricted for use in construction of the production facility. Cash pledged as collateral for leased properties is also deemed restricted and included within this definition. Restricted cash that is expected to be spent or released from restriction within twelve months is classified as current on the consolidated balance sheet. Restricted cash that is expected to be spent or released from restriction after twelve months is classified as non-current on the consolidated balance sheet.
Investments
The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of December 31, 2021 have been classified as Available for Sale. The Company did not hold any investments in Debt Securities as of December 31, 2020. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.
Bond Issuance Costs
The Company has incurred costs which are directly attributable to the Company’s revenue bond financing. These costs include items such as document preparation costs, underwriting fees, and other external, incremental expenses paid to advisors that directly relate to the financing. Upon successful completion of the bond offering in 2020, these costs were reclassified to reduce the carrying amount of the bond liability and will be amortized ratably over the term of the bond using the effective interest method. During the years ended December 31, 2021 and 2020, the Company incurred $4.0 million and $8.6 million respectively, of bond issuance costs. As of December 31, 2021 and 2020, the Company has capitalized bond issuance costs totaling

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
$11.8 million and $8.4 million, which are recorded as an offset to Bonds payable - non-current on the consolidated balance sheet.
Convertible Notes Issuance Costs
The Company has incurred costs which are directly attributable to the Company’s convertible note financing. These costs include items such as document preparation costs, underwriting fees, and other external, incremental expenses paid to advisors that directly relate to the financing. Upon successful completion of the convertible note offering, these costs were reclassified to reduce the carrying amount of the note liability and will be amortized ratably over the term of the notes. During the years ended December 31, 2021 and 2020, the Company incurred $0.4 million and $3.4 million respectively, of convertible note issuance costs, and as of December 31, 2021 and 2020, the Company has capitalized note issuance costs totaling $— and $3.3 million, respectively, which are recorded within Notes payable - non-current on the consolidated balance sheet.
Property, Plant and Equipment
As of December 31, 2021 and 2020, the Company’s property, plant and equipment consists of building, land, office equipment and furniture, machinery and equipment, fixtures and furnishings and construction in progress. All property, plant and equipment are located within the United States. Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over the following table:

Building	39 years
Land	Indefinite
Office equipment and furniture	7 years
Machinery and equipment	3-10 years
Fixtures and Furnishings	5 years
Construction in progress relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. In accordance with ASC 835, Interest, the Company capitalizes all interest incurred on tax exempt project indebtedness. The capitalized interest is recorded as part of the asset to which it relates over the asset’s estimated useful life. Interest cost capitalized as of December 31, 2021 and 2020 totaled $17.1 million and $5.9 million respectively.
As of December 31, 2021, the Company determined that there were no indicators of impairment and did not recognize any impairment of its property, plant and equipment.
Operating Costs
Operating costs are expensed as incurred. Operating costs consist of facility employee personnel costs, expense for supplies and materials, depreciation, transportation and other operating related expense.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist of expenses for services provided by third parties, and payroll and benefits of those employees engaged in research, design and development activities, costs related to design tools, license expenses related to intellectual property, and supplies and services.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Selling, General, and Administrative Expenses
Selling, general and administrative expenses are expensed as incurred. Selling, general, and administrative expenses consist of personnel costs, allocated facilities expenses, facility rent, repairs and utilities, office insurance, travel, sales and marketing costs.
Income Taxes
Prior to the Business Combination on March 17, 2021, the Company was a limited liability company (“LLC”) and had elected to be treated as a partnership for income tax purposes, with the Company’s taxable income or loss being allocated to its stockholders. As an LLC, the Company was not directly liable for income taxes for federal purposes. The Company was, however, subject to annual state LLC franchise taxes and state LLC fees. As of the date of the Business Combination, the operations of the Company ceased to be taxed as a partnership resulting in a change in tax status for federal and state income tax purposes.
Management has evaluated the Company’s tax positions, including their status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve for penalties and interest (“P&I”) related to uncertain tax positions was zero as of December 31, 2021. As a policy election, the Company will accrue future P&I on unrecognized tax benefits through income tax expense in the consolidated statements of comprehensive loss.
Furthermore, in December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance affects general principles within ASC 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The Company adopted the ASU during the first quarter of 2021 using a prospective approach. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.
Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. Basic (loss) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted- average number of shares of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued, using the treasury stock method.
Equity-Based Compensation
The Company issues grants of incentive shares to select employees and service providers. The equity-based compensation cost for the incentive shares is measured at the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period, which is the vesting period. The Company evaluates modifications in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”).The Company accounts for forfeitures as they occur for its equity-based awards.
Warrants
The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Issuance costs incurred with the Business Combination that are attributable to liability classified warrants are expensed as incurred.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses for the period presented. The Company's most significant estimates and judgments involve valuation of the Company's equity, including assumptions made in the fair value of equity-based compensation and the fair value of warrants it has issued to service providers. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.
Segment Information
Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company has one component. Therefore, the Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which is conducting business as a plastic recycler. To date, the Company has not begun production and measures performance on a consolidated basis.
Fair Value of Financial Instruments
The Company applies fair value accounting in accordance with ASC 820, Fair Value Measurements (“ASC 820”) for valuation of financial instruments. ASC 820 defines fair value and establishes a framework for measuring fair value and making disclosures about fair value measurements. This framework applies to all financial assets and liabilities that are being measured and reported at fair value and for disclosures of fair value.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits (“NFPs”) and public NFPs that have not yet issued (or made available for issuance) financial statements reflecting the new standard. These new leasing standards are effective for the Company beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company expects that the adoption of this guidance will result in the initial recognition of operating lease right of use (“ROU”) assets and ROU liabilities between $11.5 million and $14.0 million.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”), which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company's financial statements and does not expect it to have a material impact on the consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 extends the scope of ASC

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 as of January 1, 2020. The adoption did not have a material impact on the Company.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company elected to apply the modified retrospective adoption approach to all contracts. Under this approach, prior periods were not restated. Rather, convertible notes and other disclosures for prior periods were provided in the notes to the financial statements as previously reported under ASC 470-20, and the cumulative effect of initially applying the guidance was recognized as an adjustment to Notes payable - non-current, Additional paid-in-capital (“APIC”), and Accumulated deficit.
As a result of applying the modified retrospective method to adopt ASU 2020-06, adjustments were made to the consolidated balance sheets as of December 31, 2020 and the below illustrates how the notes payable, APIC, and accumulated deficit balances would be effected as of January 1, 2021 (in thousands, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	December 31, 2020		January 1, 2021
	As reported	Adjustments	As adjusted
Notes payable - non-current	$26,477	$30,638	$57,115
Additional paid-in capital	192,381	(31,075)	161,306
Accumulated deficit	$80,714	$437	$81,151
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
Promissory Note to Related Party
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
On May 29, 2020, Legacy PCT executed a Second Amended and Restated the Security Agreement and entered into a Third Amended and Restated Promissory Note agreement to extend the financing on the loan from Auto Now Acceptance Company, LLC. The agreement extended the maturity date of the loan to December 31, 2021 and adjusted the interest rate on the third amended loan agreement. The security interests include inventory, equipment, accounts receivables and all the Company’s assets. The interest rate within the amendment increased as follows:
•The annual rate of the 1-month LIBOR in U.S. dollars plus 6.12% adjusted daily, from May 3, 2018 through May 18, 2020
•12% per annum from May 19, 2020 through August 31, 2020

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
•16% per annum from September 1, 2020 through December 31, 2020
•24% per annum from January 1, 2021 through December 31, 2021
As of December 31, 2021 and December 31, 2020, the outstanding balance on the credit facility is $0. On December 31, 2020, Legacy PCT repaid the outstanding balance on the note. Legacy PCT incurred $0 and $1.6 million of interest cost during the years ended December 31, 2021 and 2020, respectively. As the promissory note was used to construct the Company’s property, plant and equipment, a portion of the interest cost incurred was capitalized within Property, plant and equipment.
Convertible Notes
On October 6, 2020, Legacy PCT entered into a Senior Notes Purchase Agreement (the “Agreement”) with certain investors. The Agreement provides for the issuance of Senior Convertible Notes (the “Notes”), which have an interest rate of 5.875% and mature on October 15, 2022 (the “Maturity Date”) and are subject to a six-month maturity extension at the Company’s option with respect to 50% of the then outstanding Notes on a pro rata basis, unless repurchased or converted prior to such date (“Maturity Date Extension”). The initial closing took place on the date of the Indenture on October 7, 2020 (the “First Closing”), upon which $48.0 million in aggregate principal of Notes were issued to the Investors (“the Magnetar Investors”). The Agreement also includes an obligation for the Company to issue and sell, and for each of the Magnetar Investors to purchase, Notes in the principal amount of $12 million within 45 days after the Company enters into the Merger Agreement as defined in Note 1 (“Second Closing Obligation”). On December 29, 2020, the remaining Notes were purchased in accordance with the Agreement. The first and second interest payments of $1.7 million and $1.8 million, respectively, were due on April 15, 2021 and October 15, 2021, respectively, and were paid entirely in kind, which increased the principal amount of the Convertible Notes by a total of $3.5 million (“PIK Interest”). The Notes are convertible through the Maturity Date at the option of the holder. Following the consummation of the Business Combination, however, each holder was required to agree not to convert its Notes (except in connection with a Change of Control or Fundamental Change (each as defined in the Indenture) for a period not to exceed one hundred eighty (180) days following the consummation of the Business Combination, or September 13, 2021). During the fourth quarter of 2021, the entire $63.5 million principal balance of the Notes was converted into 9.2 million shares of common stock. The conversion increased common stock and Additional paid-in capital by $61.8 million, which represents the converted principal $63.5 million and forfeited interest of $0.1 million, offset by remaining capitalized issuance costs of $1.8 million. The Notes are recorded within notes payable in the consolidated balance sheet as of December 31, 2020.
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Years ended December 31,
	2021	2020
Contractual interest expense	$2,975	$662
Amortization of deferred financing costs	1,712	300
Effective interest rate	8.94%	9.05%
The following provides a summary of the convertible notes (in thousands):

	As of
	December 31, 2021	December 31, 2020
Unamortized deferred issuance costs	$—	$3,288
Net carrying amount	—	56,712
Fair value	$—	$123,532
Fair value level	Level 3	Level 3
Prior to the conversion, as a result of the Business Combination, the conversion price of the notes changed to the quotient of (A) $1,000 and (B) the SPAC transaction PIPE valuation; provided that if the Equity Value of the

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Company in connection with the SPAC Transaction is greater than $775.0 million, the conversion rate shall equal the product of (1) the amount that would otherwise be calculated pursuant to this clause set forth above and (2) a fraction equal to the Equity Value of the Company divided by $775.0 million (as such terms are defined in the indenture governing the Notes). The conversion price was $6.93 for the conversion.
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
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Bonds”) and loaned the proceeds from their sale to PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), pursuant to a loan agreement dated as of October 1, 2020 between SOPA and PCO (“Loan Agreement”), to be used to (i) acquire, construct and equip the Ironton Facility (referred to within the Loan Agreement as the “Ohio Phase II Facility”) and the FEU (referred to within the Loan Agreement as the “Phase I Facility”, and together with the Ohio Phase II Facility, the “Project”); (ii) fund a debt service reserve fund for the Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Bonds. The Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”), each series in the aggregate principal amount, bearing interest and maturing as shown in the table below. The Series 2020A Bonds were issued at a total discount of $5.5 million. The discount is amortized over the term of the Bonds using the effective interest method. The purchase price of the Bonds was paid and immediately available to SOPA on October 7, 2020, the date of delivery of the Bonds to their original purchaser. PureCycle is not a direct obligor on the Bonds and is not a party to the Loan Agreement or the indenture of trust dated as of October 1, 2020 (“Indenture”), between SOPA and UMB Bank, N.A as trustee (“Trustee”), pursuant to which the Bonds have been issued. Legacy PCT has executed a guaranty of completion dated as of October 7, 2020 (“Completion Guaranty”), with respect to the full and complete performance by PCO of PCO’s obligations with respect to construction and completion of the Project, including construction by the Completion Date, free and clear of any liens (other than permitted liens), and the payment of all Project costs incurred prior to completion of the Project, and all claims, liabilities, losses and damages owed by PCO to each counterparty under the Project Documents (as such terms are defined in the Indenture). In addition, pursuant to the Guaranty, PureCycle is obligated to fund and maintain a liquidity reserve for the Project during the term of the Guaranty in the amount of $50.0 million to be held in an escrow account with U.S. Bank National Association, as escrow agent (“Liquidity Reserve”). Pursuant to the terms of the Loan Agreement PCO executed promissory notes, one in the aggregate principal amount of each series of Bonds, in favor of SOPA, which were assigned to the Trustee on October 7, 2020.

(in thousands)
Bond Series	Term	Principal Amount	Interest Rate	Maturity Date
2020A	A1	$12,370	6.25%	December 1, 2025
2020A	A2	$38,700	6.50%	December 1, 2030
2020A	A3	$168,480	7.00%	December 1, 2042
2020B	B1	$10,000	10.00%	December 1, 2025
2020B	B2	$10,000	10.00%	December 1, 2027
2020C	C1	$10,000	13.00%	December 1, 2027
The proceeds of the Bonds and certain equity contributions have been placed in various trust funds and non-interest-bearing accounts established and administered by the Trustee under the Indenture. Before each disbursement of amounts in the Project fund held by the Trustee under the Indenture, PCO is required to submit to the Trustee a requisition for funds to be disbursed outlining the specified purpose of the disbursement and

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
substantiating the expenditure. In addition, 100% of revenue attributable to the production of the Ironton Facility must be deposited into an operating revenue escrow fund held by U.S. Bank National Association, as escrow agent. Funds in the trust accounts and operating revenue escrow account will be disbursed by the Trustee when certain conditions are met, and will be used to pay costs and expenditures related to the development of the Ironton Facility, make required interest and principal payments (including sinking fund redemption amounts) and any premium, in certain circumstances required under the Indenture, to redeem the Bonds.
As conditions for closing the Bonds, Legacy PCT contributed $60.0 million in equity at closing and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. PureCycle provided the Liquidity Reserve for construction of the Ironton Facility of $50.0 million and deposited the amount upon the Closing of the Business Combination. In addition, PureCycle must maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, in each case, including the Liquidity Reserve. The Company has met this requirement as of January 31, 2022.
The Bonds are recorded within Bonds payable in the consolidated balance sheet. The Company incurred $19.3 million and $4.3 million of interest cost during the years ended December 31, 2021 and 2020, respectively. As the Bond proceeds will be used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $17.1 million and $4.0 million of interest cost during the twelve months ended December 31, 2021 and 2020, respectively. Management believes the fair value of the Revenue Bonds is not materially different than the carrying amount.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
Principal repayments due on the Bonds payable over the next five years are as follows (in thousands):

Years ending December 31,	Amount
2022	$—
2023	—
2024	6,975
2025	16,730
2026	7,570
Thereafter	218,275
Total	$249,550
Paycheck Protection Program
On May 4, 2020, Legacy PCT entered into a Paycheck Protection Program (the “Program”, or “PPP loan”) Term Note with PNC Bank to obtain principal of approximately $314 thousand. This Note was issued pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program. During a period from May 4, 2020 until the forgiveness amount was known (“Deferral Period”), interest on the outstanding principal balance accrued at the Fixed Rate of 1% per annum, but neither principal nor interest was due during the Deferral Period. Legacy PCT applied for loan forgiveness as of December 31, 2020, and forgiveness was granted for the full outstanding principal balance of $314 thousand on April 9, 2021.
The outstanding balance on the loan was approximately $0 and $314 thousand as of December 31, 2021 and December 31, 2020, respectively, with $0 and $122 thousand recorded as Notes payable – current and $0 and $192 thousand recorded as Notes payable – non-current in the consolidated balance sheets.
NOTE 4 - STOCKHOLDERS’ EQUITY
The consolidated statements of stockholders’ equity reflect the reverse recapitalization as discussed in Note 1 as of March 17, 2021. As Legacy PCT was deemed the accounting acquirer in the reverse recapitalization with ROCH, all periods prior to the consummation date reflect the balances and activity of Legacy PCT. The consolidated balances and the audited consolidated financial statements of Legacy PCT, as of December 31, 2020, and the share activity and per share amounts in these consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 10.52 for Legacy PCT Class A Units. Legacy PCT Class B Preferred Units were converted into shares of PCT common stock at a share conversion factor of 10.642 whereas Legacy PCT Class B-1 Preferred Units were converted into shares of PCT common stock at an average share conversion factor of 14.768 as a result of the reverse

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
recapitalization. Legacy PCT Class C Units were converted into shares of PCT common stock at a share conversion factor of 9.32, 7.40, or 2.747, based on the distribution threshold of the Class C Unit.
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of December 31, 2021 and December 31, 2020, 127.6 million and 0 shares are issued and outstanding, respectively.
Preferred Stock
As of December 31, 2021, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
NOTE 5 - EQUITY-BASED COMPENSATION
2021 Equity Incentive Plan
In connection with the Business Combination, on March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).
The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. As of December 31, 2021, approximately 8.28 million shares of common stock are reserved for issuance under the Plan.
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
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	49.1%	42.1 - 78.2%
Risk-free rate of return	0.1%	0.1 - 1.9%
Expected option term (years)	0.2	0.14 - 4.9

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares for the years ended December 31, 2021 was determined using an initial public offering scenario. The fair value of the underlying Company shares for the years ended December 31, 2020 was determined using a hybrid method consisting of an option pricing method and an initial public offering scenario.
The shares issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan. The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the awards is equal to the fair value of the Company’s common stock at the date of grant.
On December 11, 2021, the Company and Michael Dee entered into a separation agreement (the “Separation Agreement”), a copy of which is attached hereto Exhibit 10.32 and is incorporated by reference herein, which sets forth the terms of his transition and certain benefits he is eligible to receive, including continued vesting of 667.0 thousand RSU awards from his July 8, 2021 RSU Agreement, 50% of which are scheduled to vest on March 17, 2022 with the other 50% vesting upon commissioning of the Company’s first commercial plant. This was accounted for as an equity award modification under ASC 718, which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule to match his remaining service period, which ends on January 15, 2022 (the “Separation Date”).
A summary of restricted stock activity for the years ended December 31, 2021 and 2020 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2019	73	$2.21
Recapitalized	607	(1.97)
Non-vested at December 31, 2019 (after effect of recapitalization)	680	$0.24
Granted	2,749	2.45
Vested	(2,657)	2.19
Forfeited	(10)	1.95
Non-vested at December 31, 2020	762	$1.39	2.12
Granted	2,745	18.14
Vested	(800)	8.71
Forfeited	(36)	3.34
Non-vested at December 31, 2021	2,671	$14.33	3.38
Equity-based compensation cost is recorded within the selling, general and administrative expenses and operating costs in the consolidated statements of comprehensive loss, and totaled approximately $16.6 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively.
Stock Options
The stock options issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
On December 11, 2021, the Company and Michael Dee entered into the Separation Agreement, a copy of which is attached hereto Exhibit 10.32 and is incorporated by reference herein, which sets forth the terms of his transition and certain benefits he is eligible to receive, including accelerated vesting of 613.0 thousand Stock Options previously granted on March 17, 2021, which were scheduled to vest in equal installments on each anniversary date for three years after the date of grant and vested in full at the Separation Date. This was accounted for as an equity award modification under ASC 718, which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule to match his remaining service period, which ends on the Separation Date.
A summary of stock option activity for the years ended December 31, 2021 and 2020 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2019	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, December 31, 2020	—	$—	—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	613	28.90	7
Exercised	—	—	—
Forfeited	—	—	—
Balance, December 31, 2021	613	$28.90	6.21
Exercisable	—	—	—

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss and totaled approximately $1.6 million and $0 for the years ended December 31, 2021 and 2020, respectively. The weighted average grant-date fair values of options granted during the years ended December 31, 2021 and 2020 were $11.41 and $0, respectively. There were no stock options exercised during 2021 or 2020.
Performance-Based Restricted Stock Agreements
The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the performance-based stock units (“Performance PSUs”) will be earned based on achievement of pre-established performance objectives related to production at the Company’s operational manufacturing facilities by December 31, 2023 and will vest on the date the attainment of such performance objectives is determined by the Committee, subject to the participant’s continued employment with the Company through December 31, 2023. The Company has also issued PSUs that vest if the market price of the Company’s common stock exceeds a defined target during the performance period (“Market PSUs”).
As of December 31, 2021, and 2020, the outstanding PSUs issued by the Company were 424 thousand and 0, respectively. No PSUs were granted in fiscal year 2020. As of December 31, 2021, the performance-based provision has not been achieved for any of the outstanding performance-based award.
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
The Company recognizes compensation expense for the Market PSUs equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the derived service period. The fair value and derived service period of the Market PSUs is estimated on the date of grant using a Monte Carlo simulation with the following assumptions:

	2021	2020
Expected annual dividend yield	—%	—%
Expected volatility	54.8%	—%
Risk-free rate of return	0.3%	—%
Expected option term (years)	2.7	0
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
On December 11, 2021, the Company and Michael Dee entered into the Separation Agreement, a copy of which is attached hereto Exhibit 10.32 and is incorporated by reference herein, which sets forth the terms of his transition and certain benefits he is eligible to receive, including continued vesting of 200.0 thousand Market PSU awards from his July 8, 2021 PSU Agreement, which will vest if the market price of the Company’s common stock exceeds a defined target during the performance period. This was accounted for as an equity award modification under ASC 718. As the fair value of the award at the date of modification was less than the grant date fair value and all cost for these awards was recognized prior to the modification, there was no impact related to the modified awards.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A summary of the PSU activity for the years ended December 31, 2021 and 2020 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted average remaining recognition period
Balance, December 31, 2019	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2020	—	$—	—

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted average remaining recognition period
Balance, December 31, 2020	—	$—
Granted	424	18.65
Vested	—	—
Forfeited	—	—
Balance, December 31, 2021	424	$18.65	2.00
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss and totaled approximately $4.4 million and $0 for the years ended December 31, 2021 and 2020, respectively.
Legacy PCT Equity Purchase Agreement
On August 30, 2019, Legacy PCT entered into a B-1 Purchase Agreement with a third-party vendor, Aptar, for the purchase of 392,706 shares for total consideration of $1 million. In addition to the initial investment to capitalize Legacy PCT, described above, the Class B-1 Preferred Unit Purchase Agreement also includes two Milestone Tranches. The first milestone is satisfied by completing the Testing Milestone, or the Company’s completion of testing for recycled product. The first milestone was reached in 2020, and Aptar elected to invest the additional $1 million for another 392,706 shares. In 2021, the second milestone was reached at the completion of all testing that the Company reasonably believes, in consultation with intellectual property counsel, is needed to obtain a Letter of No Objection (“LNO”) from the Food and Drug Administration (“FDA”). On October 15, 2021, Aptar elected to purchase an additional 235,796 shares for $1 million. In addition to the investment tranches, Aptar provides an equivalent of a full-time employee for three one-year increments beginning on August 30, 2019. Upon completion of each year, the Company issues $0.3 million worth of shares to Aptar, which is recognized as compensation cost in the statements of comprehensive loss.
In connection with the Business Combination discussed further in Note 1, this agreement was amended on November 20, 2020 to replace Company shares with shares of the surviving company after the Closing.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
A summary of the Legacy PCT Class B warrant activity for years ended December 31, 2020 is as follows (in thousands except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	211	$1.00	$30.63	4.29
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2020	211	$1.00	$30.63	3.29
Exercisable	211
The Company recognized expense of $0 and $11.60 million for the years ended December 31, 2021 and 2020, respectively, in connection with these warrants, which was recorded within the Change in fair value of warrants line item in the consolidated statements of comprehensive loss. The warrants were exercised in the fourth quarter of 2020, therefore there was no activity during the year ended December 31, 2021.
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
Legacy PCT determined the warrants are not a freestanding instrument under ASC 480. Also, the warrants are determined to be clearly and closely related to the Legacy PCT Class B-1 Preferred Units under ASC 815. Accordingly, they are not recorded in the financial statements until exercised. On March 12, 2021, the warrants were cancelled prior to the closing of the Business Combination.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A summary of the Class B-1 warrant activity for the years ended December 31, 2021 and 2020 is as follows (in thousands except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	5	$37.61	$15.52	4.56
Granted	—	—	—	0
Exercised	—	—	—	0
Outstanding at December 31, 2020	5	$37.61	$15.52	3.56

Outstanding at December 31, 2020	5	$37.61	$15.52	3.56
Granted	—	—	—	0
Exercised	—	—	—	0
Cancelled	$(5)	$37.61	$15.52	3.56
Outstanding at December 31, 2021	—	$—	$—	0
Exercisable	—
The Company recognized no expense for the years ended December 31, 2021 and 2020, respectively.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A summary of the RTI warrant activity for the years ended December 31, 2021 and 2020 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2019	971	$5.56	$0.03	5
Granted	—	—	—	0
Exercised	—	—	—	0
Outstanding at December 31, 2020	971	$5.56	$0.03	4
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	971	$5.56	$0.03	4
Granted	—	—	—	0
Exercised	—	—	—	0
Outstanding at December 31, 2021	971	$5.56	$0.03	3
Exercisable	971
The Company recognized $5.2 million and $0 of expense for the years ended December 31, 2021 and 2020, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
the warrant exercise. The public warrants are accounted for as equity classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification.
The Company has classified the private warrants as a warrant liability as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by CR Financial Holdings, Inc. (the “Sponsor”) and affiliates of the Sponsor, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company will classify the private warrants as a liability pursuant to ASC 815 until the private warrants are transferred from the initial purchasers or any of their permitted transferees.
At December 31, 2021, there were approximately 5.7 million Public Warrants and 0.2 million Private Placement warrants outstanding. Refer to Note 12 – Fair Value of Financial Instruments for further information.
NOTE 7 - RELATED PARTY TRANSACTIONS
Innventure LLC (“Innventure”) had a significant ownership stake in Legacy PCT. Innventure, in turn, was majority owned by Innventure1. WE-INN LLC (“WE-INN”) held a minority interest in Innventure, and WE-INN is majority owned by Wasson Enterprises.
Innventure held significant interests in the following legal entities: Innventure Management Services LLC, Innventure GP LLC, and Aeroflexx LLC. Innventure had a significant financial interest over each of the legal entities within the group and had decision-making ability over the group whereby significant managerial and operational support was provided by Innventure personnel. This includes certain executive management and officers of Legacy PCT and other legal entities that were employees or officers of Innventure. The legal entities, including Legacy PCT, were deemed to be under common control by Innventure. There were no transactions between Legacy PCT and its affiliates, Innventure GP LLC and Aeroflexx LLC, during the years ended December 31, 2021 and 2020.
Innventure Management Services LLC provided significant managerial support to the other legal entities below Innventure, including Legacy PCT.
Management services
During the years ended December 31, 2021 and 2020, PureCycle reimbursed Innventure Management Services LLC for certain expenses incurred on its behalf. The Company paid $178 thousand and $340 thousand to Innventure Management Services LLC related to this arrangement for the years ended December 31, 2021 and 2020, respectively. These amounts were included in selling, general and administrative expenses in the consolidated statements of comprehensive loss. As of December 31, 2021, and December 31, 2020, the Company owed Innventure Management Services LLC $1 thousand and $30 thousand, respectively, related to this arrangement, which is classified as accounts payable in the accompanying consolidated balance sheets.
Related party receivables
In 2020, the Company prepaid certain tax payments on behalf of unitholders. As of December 31, 2021 and December 31, 2020 the receivable balance was $0 and $78 thousand recorded in prepaid expenses and other current assets in the consolidated balance sheets.
Purchase of leased property
On October 8, 2020, Legacy PCT purchased property that it was previously leasing from Innventure1, LLC, a related party, as an operating lease. The property was sold to Legacy PCT for $2.7 million. On the date of the sale, the lease that previously existed between Innventure1, LLC and Legacy PCT was terminated. Additionally, $0.9 million of closing costs were also incurred and capitalized as part of this property purchase. The Company allocated $1.2 million to land, $0.2 million to land improvements and $2.3 million to buildings.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	Years ended December 31,
	2021	2020
Numerator:
Net income (loss) attributable to PureCycle	$(77,502)	$(52,992)
Less cumulative earnings to preferred stockholder	—	3,307
Net income (loss) attributable to common stockholders	$(77,502)	$(56,299)
Denominator:
Weighted average common shares outstanding, basic and diluted	102,913	28,732
Net loss per share attributable to common stockholder, basic and diluted	$(0.75)	$(1.96)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. These shares include vested but not exercised warrants and non-vested restricted stock units and convertible notes.
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of December 31, 2021
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$695	$11,334
Machinery and equipment	20,016	4,183	15,833
Leasehold improvements	2,902	154	2,748
Fixtures and furnishings	104	37	67
Land improvements	150	12	138
Land	1,150	—	1,150
Construction in process	193,944	—	193,944
Total property, plant and equipment	$230,295	$5,081	$225,214

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	As of December 31, 2020
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$387	$11,642
Machinery and equipment	15,982	2,388	13,594
Fixtures and furnishings	104	22	82
Land improvements	150	3	147
Land	1,150	—	1,150
Construction in process	47,452	—	47,452
Total property, plant and equipment	$76,867	$2,800	$74,067
Depreciation expense is recorded within operating costs in the consolidated statements of comprehensive loss and amounted to $2.3 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively.
NOTE 10 – DEVELOPMENT PARTNER ARRANGEMENTS
License Agreements
On October 16, 2015, Legacy PCT entered into a patent license agreement with P&G. The agreement outlines three phases with specific deliverables for each phase. During Phase 1 of the agreement, P&G provides Legacy PCT with up to one full-time employee to assist in the execution of Legacy PCT’s research and development activities. During Phase 2, P&G provides up to two full-time employees to assist in the execution of Legacy PCT’s research and development activities. In April 2019, Legacy PCT elected to enter into Phase 3 of the agreement and prepaid a royalty payment in the amount of $2.0 million, which will be reduced against future royalties payable as sales occur. Phase 3 of the agreement relates to the commercial manufacture period for the manufacture of the licensed product. This phase includes the construction of the first commercial plant for the manufacture of the licensed product, details on the commercial sales capacity and the pricing of the licensed product to P&G and to third parties. Where the Company has made royalty payments to its product development partners, the Company expenses such payments as incurred unless it has determined that is it probable that such prepaid royalties have future economic benefit to the Company. In such cases prepaid royalties will be reduced as royalties would otherwise be due to the partners. Effective January 1, 2021, the Company entered into an agreement with P&G to provide certain research assistance through December 31, 2021. Under the terms of the agreement, the Company is obligated to pay P&G $0.5 million for such services. Effective July 1, 2021, the Company entered into a consulting agreement with P&G. The agreement will expire effective June 30, 2022. Under the terms of the agreement, we are obligated to pay P&G $0.1 million for certain research assistance.
As of December 31, 2021 and December 31, 2020, the Company is in Phase 3 of the agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the consolidated balance sheets.
On November 13, 2019, Legacy PCT entered into a patent sublicense agreement with Impact Recycling Limited (“Impact”) through the term of the patents. The agreement outlines an initial license fee of $2.5 million and royalties on production using the license. In 2020, Legacy PCT paid $890 thousand of the initial license fee, and during the year ended December 31, 2021, the Company paid the remaining $1.6 million of the initial fee. The initial license fee of $2.5 million is recorded in prepaid expenses and other non-current assets in the consolidated balance sheets and will be ratably amortized over the term of the underlying patent using the straight-line method. In May 2021, the Company began using the technology covered by the Impact agreement and commenced amortization as of this date.
Block and Release Agreement
On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a payment of $5.0 million for future receipt of resin consisting of recycled polypropylene (“recycled PP”). The

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
prepayment was placed in an escrow account until the “release condition” of the Company closing the bond offering and overall capital funding of at least $370.0 million has occurred. After the Company successfully raised the required capital, the $5.0 million was released during the years ended December 31, 2021 to the Company and recorded as deferred revenue in the consolidated balance sheets.
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
Legacy PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities as of December 31, 2021 and December 31, 2020. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
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
Loss from continuing operations before income taxes, classified by source of income, were as follows (in thousands):

	Years ended December 31,
	2021	2020
Domestic	$(77,502)	$(52,992)
Foreign	—	—
Total	$(77,502)	$(52,992)

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The components of the provision (benefit) for income taxes were as follows (in thousands):

Years ended December 31,
	2021	2020
Current:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total current provision (benefit)	$—	$—
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—
Total deferred provision (benefit)	$—	$—
Total provision (benefit) for income taxes	$—	$—
The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Years ended December 31,
	2021		2020
Tax at statutory federal rate	$(16,275)	21.0%	$—	—%
Rates different than the statutory rate	2,677	(3.5)%	—	—%
Compensation expense	2,973	(3.8)%	—	—%
Warrant expense and other permanent items	241	(0.3)%	—	—%
Change in tax status	(4,100)	5.3%	—	—%
Valuation allowance	15,205	(19.6)%	—	—%
Other	(721)	0.9%	—	—%
Provision (benefit) for income taxes	$—	—%	$—	—%
Our effective income tax rate from continuing operations was 0% in 2021 and 0% in 2020. The effective tax rate reflects the U.S. federal tax rate of 21% adjusted for income tax rates different than the statutory rate, employee compensation and other permanent non-deductible items, and changes in valuation allowances.
Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The components of the deferred income tax assets and liabilities were as follows (in thousands):

	Years ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses and tax credit carry-forward	$3,585	$—
Stock-based compensation	728	—
Start-up expenses	10,819	—
Property, plant, and equipment	1,107	—
Interest expense carryforwards	306	—
Deferred revenue	1,090	—
Other	788
Gross deferred tax asset	$18,423	$—
Less valuation allowance	(15,205)	—
Net deferred tax asset	$3,218	$—
Deferred tax liabilities:
Research and experimental expenses	(2,691)	—
Other accruals	(527)	—
Total deferred tax liability	$(3,218)	$—
Net deferred tax asset (liability)	$—	$—
As of December 31, 2021, the Company has $14.9 million of gross U.S. federal net operating loss carryforward, $0.1 million post apportioned gross state net of operating loss carryforwards, and $0.2 million of research and development tax credit carryforwards. The attributes will be available to offset future income tax liabilities. The U.S. federal net operating losses can be carried forward indefinitely, the state net operating losses in certain jurisdictions can be carried forward indefinitely while certain jurisdictions expire at various dates, and the research and development tax credit can be carried forward for up to 20 years.
Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $15.2 million as of December 31, 2021, resulting in a net change of $15.2 million year-over-year. The valuation allowance mainly relates to U.S. federal and state net operating loss carryforwards and start-up expenses. As the Company is pre-revenue, insufficient projected taxable income, and lack of other sources of taxable income gives rise to need of a valuation allowance.
As of December 31, 2021, the Company does not have any accumulated undistributed earnings and profits in foreign operations, as the Company did not perform any activities in foreign locations during the year.
As of December 31, 2021, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods, as the Company was not subject to tax at the entity level.
The Company files returns in the U.S. federal jurisdiction and in various state jurisdictions based on existing tax laws. The Company remains generally subject to examination in the U.S. for year beginning on or after January 1, 2018, however, for any tax years prior to March 2021, such audits are not expected to impact the Company while the Company operated as a flow-through entity. The Company is not currently under audit in any jurisdiction.
The CARES Act was enacted on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax cuts to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
financial statements include increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted TCJA. The impact of the CARES Act was considered on the financial statements and disclosure for 2021 and 2020.
On March 11, 2021, the American Rescue Plan Act of 2021 (the “Rescue Act”) was enacted in response to the COVID-19 pandemic. The Rescue Act, among other things, expands the number of employees subject to the tax deductibility limitation of employee compensation in excess of $1 million for tax years beginning after December 31, 2026 and repeals the election for U.S. affiliated groups to allocate interest expense on a worldwide basis. Management does not expect that the other provisions of the Rescue Act would result in a material tax or cash detriment.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Liabilities measured and recorded at Fair Value on a recurring basis
As of December 31, 2021 and December 31, 2020, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follow (in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments:
Commercial paper, available for sale	$—	$76,930	$—	$76,930	$—	$—	$—	$—
Corporate Bonds, available for sale	—	84,588	—	84,588	—	—	—	—
Municipal bonds, available for sale	—	5,847	—	5,847	—	—	—	—
Total investments	$—	$167,365	$—	$167,365	$—	$—	$—	$—

Liabilities
Warrant liability:
RTI warrants	$—	$—	$5,175	$5,175	$—	$—	$—	$—
Private warrants	—	—	938	938	—	—	—	—
Total warrant liability	$—	$—	$6,113	$6,113	$—	$—	$—	$—
Measurement of the Private Warrants
The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 for both initial measurement upon close of the Business Combination and subsequent measurement using the following assumptions:

	December 31, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	69.5%	47.3%
Risk-free rate of return	1.14%	0.86%
Expected option term (years)	4.22	5.0
The aggregate values of the private warrants were $0.9 million and $4.6 million on December 31, 2021 and March 18, 2021, respectively.
A summary of the private warrants activity from the Business Combination date at March 18, 2021 to December 31, 2021 is as follows:

Fair value (Level 3)
Balance at March 18, 2021	$4,604
Change in fair value	(3,666)
Balance at December 31, 2021	$938
Refer to Note 6 – Warrants for further information.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Measurement of the RTI warrants
Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using the Black-Scholes option pricing model to calculate its fair value as of December 31, 2021 using the following assumptions:

	December 31, 2021	March 18, 2021 (Initial Recognition)
Expected annual dividend yield	—%	—%
Expected volatility	59.6%	48.5%
Risk-free rate of return	0.97%	0.54%
Expected option term (years)	3.0	3.79
The Company has an option to repurchase the Warrants at any time. The maximum fair value of the Warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.
Changes in Level 3 liabilities measured at fair value for years ended December 31, 2021 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2020	$—
Change in fair value	5,175
Balance at December 31, 2021	$5,175
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
NOTE 13 - AVAILABLE-FOR-SALE INVESTMENTS
The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of December 31, 2021, consist of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the consolidated balance sheets. Refer to Note 12, "Fair Value of Financial Instruments," for information related to the fair value measurements and valuation methods utilized.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$76,961	$—	$(31)	$76,930
Corporate Bonds	84,771	—	(183)	84,588
Municipal Bonds	5,870	—	(23)	5,847
Total	$167,602	$—	$(237)	$167,365

December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$—	$—	$—	$—
Corporate Bonds	—	—	—	—
Municipal Bonds	—	—	—	—
Total	$—	$—	$—	$—
The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$117,164	$117,100	$—	$—
Due after one year through 5 years	50,438	50,265	—	—
Total	$167,602	$167,365	$—	$—
Debt securities as of December 31, 2021 had an average remaining maturity of 0.7 years.
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
NOTE 14 – COMMITMENTS AND CONTINGENCIES
Operating leases
The Company's noncancellable operating lease obligations are for commercial real estate related to office space and operating locations, as well as certain leased equipment. The leases generally provide that the Company is responsible for maintenance costs. The leases range from one to eleven years in length and contain purchase or renewal options. As of December 31, 2021, the Company does not believe any of these purchase or renewal options are reasonably certain of being exercised.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
In 2021, the Company entered into a new operating lease for the Company’s primary office space in Florida, commencing on March 15, 2022 and expiring March 14, 2028.

In 2021, The Company also entered into a new operating lease of commercial land and building for its first PreP Facility in Florida, which commenced on August 1, 2021 and expires on August 1, 2032.
Future minimum lease payments under non-cancellable operating leases for the years ending December 31 are as follows (in thousands):

2022	$1,506
2023	1,830
2024	1,877
2025	1,931
2026	1,839
Thereafter	9,248
Total future minimum lease payments	$18,231
Rent expense totaled $903 thousand and $352 thousand for the years ended December 31, 2021 and 2020.
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of December 31, 2021.
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
Shareholder Securities Litigation
Beginning on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. The first putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by William C. Theodore against PCT and certain senior members of management (the “Theodore Lawsuit”). The second putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by David Tennenbaum against PCT, certain senior members of management and others (the “Tennenbaum Lawsuit” and, together with the Theodore Lawsuit, the “Class Action Lawsuits”). On July 14, 2021, the court granted a motion to consolidate the Class Action Lawsuits and on July 27, 2021, Tennenbaum filed a motion to voluntarily dismiss his complaint without prejudice. On August 5, 2021, the Court entered an order appointing the Mariusz Ciecko and Robert Ciecko as Co-Lead Plaintiffs (“Lead Plaintiffs”) and Pomerantz LLP as Lead Counsel.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
On November 12, 2021, PCT and the individual defendants affiliated with PCT (“PCT Defendants”) and Byron Roth each filed separate motions to dismiss Lead Plaintiffs’ amended complaint. On December 28, 2021, Lead Plaintiffs filed their brief in opposition to the PCT Defendants’ and Byron Roth’s motions to dismiss. On January 18, 2022, the PCT Defendants filed a reply to Lead Plaintiffs’ brief. The PCT Defendants intend to vigorously defend the Class Action Lawsuits. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Class Action Lawsuits.
Derivative Litigation
On November 3, 2021, Byung-Gook Han, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court for the District of Delaware (Byung-Gook Han v. Otworth et. al., Case No. 1:21-cv-01569-UNA) against certain senior members of PCT’s management, PCT’s directors and Byron Roth, who was subsequently dismissed (collectively, the “Individual Han Defendants”), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties and bringing claims for unjust enrichment and waste of corporate assets (“Han Derivative Suit"). The Han Derivative Suit generally alleges that the Individual Han Defendants made materially false and misleading statements in press releases, webinars and other public filings regarding the Technology, PCT’s business, PCT’s prospects, and the background and experience of the Individual Han Defendants. The Han Derivative Suit seeks unspecified monetary damages, reform of the company's corporate governance and internal procedures, unspecified restitution from the Individual Han Defendants, and costs and fees associated with bringing the action. January 19, 2022, the court in the Han Derivative Suit administratively closed the matter pending the disposition of the motions to dismiss in the Class Action Lawsuits.
Should the Han Derivative Suit be reopened in the future, the Individual Han Defendants intend to vigorously defend against the Han Derivative Suit. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Han Derivative Suit.
On January 27, 2021, Patrick Ayers, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court of the District of Delaware, captioned Patrick Ayers v. Otworth et. al., Case No. 1:22-cv-00110, against certain members of PCT’s management, PCT’s directors and others (collectively, the “Individual Ayers Defendants), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties, as well as claims for unjust enrichment, gross mismanagement, contribution, and indemnification (“Ayers Derivative Suit"). The Ayers Derivative Suit generally alleges that the Individual Ayers Defendants made materially false and misleading statements in press releases, webinars and other public filings regarding the Technology, PCT’s business, PCT’s prospects, and the background and experience of the Individual Ayers Defendants. The Ayers Derivative Suit seeks unspecified monetary damages, declaratory relief, unspecified disgorgement and restitution from the Individual Ayers Defendants, and costs and fees associated with bringing the action.
At this stage of the litigation, neither PCT nor the Individual Ayers Defendants have answered Ayers’ complaint, moved to dismiss the complaint, or otherwise responded to the complaint. The Individual Ayers Defendants intend to vigorously defend against the Ayers Derivative Suit. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Ayers Derivative Suit.
In the future, PCT may become party to additional legal matters and claims arising in the ordinary course of business. While PCT is unable to predict the outcome of the above or future matters, it does not believe, based

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial position, results of operations, or cash flows.
NOTE 15 - SUBSEQUENT EVENTS
In connection with the preparation of the consolidated financial statements for the period ended December 31, 2021, management has evaluated events through March 29, 2022 to determine whether any events required recognition or disclosure in the consolidated financial statements. The following subsequent events were identified through the date of these consolidated financial statements:
On March 2, 2022, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of PCT and, solely as it relates to the principal executive officer, the Board, approved issuance of 1.8 million RSU and performance share awards to PCT’s employees under the Plan.
On or before March 7, 2022, PCT entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), pursuant to which PCT agreed to sell to the Investors, in a private placement, an aggregate of 35,714,272 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and Series A warrants to purchase an aggregate of 17,857,136 shares of Common Stock (the “Series A Warrants”, and the shares of Common Stock issuable upon exercise of the Series A Warrants, the “Warrant Shares”) at a price of $7.00 per share of Common Stock and one-half (1/2) of one Series A Warrant (the “Offering”). The Offering closed on March 17, 2022. The Company received gross proceeds of approximately of $250 million from the Offering.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedure
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K), due to material weakness in internal control over financial reporting, as described below.
Previously Reported Material Weakness
In connection with the preparation of PCT’s consolidated financial statements for the years ended December 31, 2021 and 2020, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:
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
These material weaknesses could result in a misstatement of substantially all of PCT’s accounts or disclosures, which would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. We have concluded that these material weaknesses arose because, as a recently private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Remediation Plans
We have commenced measures to remediate the identified material weaknesses. These measures include:
•Adding qualified personnel that have public accounting and/or public company experience in external reporting, technical accounting, and internal controls.

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
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth, as of March 15, 2022, certain information regarding our executive officers and directors who are responsible for overseeing the management of our business, including their names, ages and positions.

Name	Age	Position
Executive Officers
Michael Otworth(1)	60	Chairman, Chief Executive Officer and Director
Lawrence Somma	55	Chief Financial Officer
Dustin Olson	45	Chief Operating Officer and Chief Manufacturing Officer
David Brenner	36	Chief Commercial Officer
Brad Kalter	55	General Counsel and Corporate Secretary
Non-Employee Directors
Tanya Burnell(2)	45	Director
Dr. John Scott(2)	71	Director
Jeffrey Fieler(3)	52	Director
Timothy Glockner(2)	45	Director
Fernando Musa(1)	56	Director
Allen Jacoby(3)	55	Director
Steven F. Bouck(1)	65	Director
(1) Class III director, with a term expiring at the annual meeting of stockholders to be held in 2024.
(2) Class I director, with a term expiring at the annual meeting of stockholders to be held in 2022.
(3) Class II director, with a term expiring at the annual meeting of stockholders to be held in 2023.
Executive Officers
Michael Otworth serves as the Company’s Chief Executive Officer, from October 2015, and non-independent Chairman of the Company’s Board of Directors (“Board”), from March 2021. Mr. Otworth was the co-founder and Chief Executive Officer of Innventure, LLC, a venture capital firm and affiliate of PCT, from October 2015 to January 2021, and still serves as Chairman of the board of directors of Innventure, LLC. Prior to Innventure, Mr. Otworth served as President and Founding Partner of Green Ocean Innovation from 2008 to 2015, which provided technology sourcing and innovation strategy and development services to Lilly/Elanco Animal Health primarily focusing on therapeutics, diagnostics, and various medical devices. Prior to Green Ocean, Mr. Otworth served as Vice-President and Founding Chief Executive Officer of multiple start-ups at XL TechGroup, a venture capital firm, from 1996 to 2000. Mr. Otworth began his career on Capitol Hill working as a legislative aide and committee staff member in the U.S. House of Representative after attending Otterbein University and Ohio State University. The Company believes that Mr. Otworth is qualified to serve as Chief Executive Officer of the Company and as a member of the Board due to his more than 24 years of experience leading start-ups in the technology industry. Mr. Otworth is a Class III director.
Lawrence Somma serves the Company’s Chief Financial Officer, from November 2021, and most recently served as Vice President, Finance Strategy & Transformation, at LyondellBasell Industries N.V. from February 2020 to November 2021. Mr. Somma previously served as LyondellBassell’s Vice President, Corporate Treasurer from October 2013 until February 2020. Mr. Somma previously was employed by Hyatt Hotels Corporation from 2008 through 2013, serving as Senior Vice President and Treasurer from 2008 through 2012 and Senior Vice President, Real Estate and Capital Strategy from 2012 through 2013. Mr. Somma has held various finance-related positions at a number of other companies, including Lennar Corporation from 2006 through 2008, Sara Lee Corporation from 2000 through 2006, Fischer Scientific from 1997 through 2000, and

General Motors Corporation from 1989 through 1997. Mr. Somma attended Cornell University where he earned his Bachelor of Science in 1988 and his Masters in Engineering Management in 1989. Mr. Somma received his Masters in Business Administration from the University of Buffalo in 1992.
Dustin Olson serves as the Company’s Chief Operating Officer, from March 9, 2022, and Chief Manufacturing Officer from January 2021. Previously, Mr. Olson served as the Vice President of Advanced Polymer Solutions of LyondellBasell, a multinational chemical company and licensor of polyethylene and polypropylene technologies, from August 2018 to December 2020, where he had commercial responsibilities for all advanced polymer solution activities across Asia-Pacific, Africa, the Middle East and India. From June 2017 to August 2018, Mr. Olson served as LyondellBasell’s Director of Polypropylene Compounds, where he was commercially and functionally responsible for polypropylene compounds activities across Asia-Pacific, Africa, the Middle East and India. In addition, Mr. Olson also served as Director of Manufacturing for Compounding, Catalyst and Ethanol for LyondellBasell from June 2015 to June 2017, where he was responsible for all compounding, catalyst and ethanol manufacturing activities across the Americas. Mr. Olson received a B.S. in Chemical Engineering from the University of Missouri-Rolla, a Master’s degree in Chemical Engineering from the University of Houston, and a Masters in Business Administration from Rice University’s Jesse H. Jones Graduate School of Management.
David Brenner serves as the Company’s Chief Commercial Officer, from August 2020. Mr. Brenner served as the Company’s Chief Integration Officer from January 2017 to August 2020. Prior to joining the Company, Mr. Brenner was a Senior Solution Manager, from September 2016 to November 2016, and a Manager, from September 2012 to September 2016, at Deloitte Touche Tohmatsu Limited, a division of a multinational professional services network. Mr. Brenner’s prior experience also includes leading the implementation of Electronic Medical Records for orthopedic surgeons, modernizing flagship applications for the Centers for Medicare and Medicaid Services, and supporting the implementation of the Affordable Care Act at Health Care Service Corporation. He earned his Masters in Business Administration from Texas A&M and holds a B.A. in Business Administration, Operations Management from The University of Texas.
Brad Kalter serves as the Company’s General Counsel and Corporate Secretary, from January 2021. Previously, Mr. Kalter served as General Counsel, Chief Legal Officer and Secretary of United Insurance Holdings Corp., a property and casualty insurance holding company, from February 2019 to January 2021. From October 2015 to February 2019, Mr. Kalter served as Executive Vice President, General Counsel and Corporate Secretary of Exide Technologies (“Exide”), a battery manufacturing and energy storage business, overseeing global legal from 2015 to February 2019. Mr. Kalter was responsible for overseeing the legal functions of the organization including corporate governance, compliance, litigation and subsidiary management, as well as overseeing legal aspects of corporate financing transactions and mergers and acquisitions. Mr. Kalter previously served as Vice President, Deputy General Counsel and Corporate Secretary at Exide from 2009 to September 2015 and also as Exide’s Deputy General Counsel and Corporate Secretary, from 2006 to 2008. Prior to joining Exide, Mr. Kalter served as General Counsel at Cotton States Insurance Group, a multi-line insurance group, from 1999 through 2003. Mr. Kalter holds a J.D. from Emory University and a B.A. in Political Science and Communications from the University of Pennsylvania.
Non-Employee Directors
Class I Directors:
Tanya Burnell serves as an independent member of the Board. Ms. Burnell is also chair of the Audit Committee and a member of the Compensation Committee. Since 2021, Ms. Burnell has served as Vice President, Growth Equity and Sustainability, of CC Industries, Inc., an affiliate of Henry Crown and Company, a privately owned investment company. From 2013 to 2021, Ms. Burnell served as a Director of CC Industries, Inc. In her role, Ms. Burnell focuses primarily on sourcing and executing new investment opportunities, and providing strategic, financial and operational oversight to operating companies. Previously, Ms. Burnell was a Director and Co-Head of Corporate Development for UL and held various positions in the Investment Banking Division of Citigroup. Ms. Burnell holds a Bachelor of Science in Business Administration from the University of Richmond, and a Master of Business Administration from the University of Chicago Booth School of Business. The Company believes that Ms. Burnell is well qualified to serve as a member of the Board due to her expertise and experience in finance, operational oversight, and strategy.

Tim Glockner serves as an independent member of the Board. Mr. Glockner is also a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Since 2019, Mr. Glockner has served as the president and CEO of Glockner Enterprises, a transportation, finance, insurance, oil, and investment company based in Portsmouth, Ohio. Mr. Glockner served as Vice President of Glockner Enterprises from 2002 until 2019. Mr. Glockner holds a BSBA in Entrepreneurial Studies from Xavier University. The Company believes that Mr. Glockner is well-qualified to serve as a member of the Board due to his over 18 years of experience in operations, leadership and company development.
Dr. John Scott serves as member of the Board. Dr. Scott served as Chief Science Officer and as a member of PCT LLC’s board of directors from October 2015 until March 2021. Dr. Scott currently serves as co-founder, principal, and Chief Science Officer of Innventure, an affiliate of PCT. Additionally, he has served as a senior scientific advisor to the Company’s management team since 2015. Dr. Scott is also a founder of XLTG and served as its Chief Executive Officer from 1993 to 2013. For the early part of his career, Dr. Scott was an academic scientist for various universities and government labs including the Universities of Maryland, North Carolina and Arizona and the NASA Goddard Space Flight Center. Additionally, he served as a scientific consultant to six national governments and has advised NATO and the Institute for Defense Analysis. Based on these experiences, Dr. Scott devised a systematic methodology for founding, funding and scaling start-up disruptive technology companies. Dr. Scott is a dual program Ph.D. in Physics/Astrophysics with over 60 papers published. The Company believes that Dr. Scott is qualified to serve as a member of the Board due to his vast scientific expertise and his over 45 years of experience in scientific development, consulting and leadership.
Class II Directors:
Jeffrey Fieler serves as an independent member of the Board. Mr. Fieler is also chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Mr. Fieler serves as the Chief Investment Officer and Portfolio Manager, from June 2021, of Veztemida Capital Management, an asset manager. From June 2010 to March 2018, Mr. Fieler served as the Founder and Portfolio Manager of Sylebra Capital Management, a global investment manager, where he managed an active portfolio in the global technology, media and telecommunications sectors with assets under management in excess of $1.5 billion. From May 2003 until June 2010, Mr. Fieler served as a Senior Partner, from January 2007 until June 2010, and Partner, from May 2003 until January 2007, at Coatue Management, a global investment manager, where he managed investment research and portfolio positions related to the internet, media and telecom industries. From March 2000 until May 2003, Mr. Fieler was a Managing Director and Senior Internet Analyst at Bear Stearns, an investment bank. Mr. Fieler has a Masters in Business Administration from the New York University Stern School of Business and a B.A. from Brown University. The Company believes that Mr. Fieler is well-qualified to serve as a member of the Board due to his broad experience in finance and investing.
Allen Jacoby serves as an independent member of the Board. Mr. Jacoby serves as the Chief Strategy Officer and Senior Vice President of Corporate Development for Milliken and Company (“Milliken”), an American industrial manufacturer, since June 2021. Prior to this role, he was the Senior Vice President of the Plastics Additives business at Milliken, from May 2013 to June 2021, and the Business Manager of Industrial Textiles, from September 2009 to May 2013. Mr. Jacoby has served on the boards of the Plastics Industry Association and The Alliance to End Plastic Waste. Mr. Jacoby has a bachelor’s degree in Chemical Engineering from Purdue University and a Masters of Business Administration from The Wharton Business School, with dual majors in finance and entrepreneurial management. The Company believes that Mr. Jacoby is well-qualified to serve as a member of the Board due to his more than 30 years of leadership experience in the chemicals and plastics industries in research and development, sales, manufacturing, business leadership, strategy and mergers and acquisitions.
Class III Directors:
Steven Bouck serves as an independent member of the Board. Mr. Bouck serves as the Executive Projects Manager for Waste Connections, Inc., a solid waste services company, since July 2018. Mr. Bouck served as President of Waste Connections, from September 2004 to July 2018, and Executive Vice President and Chief Financial Officer, from February 1998 to September 2004. Mr. Bouck held various positions with First Analysis Corporation, an investment bank, from 1986 to 1998, focusing on financial services to the environmental industry. Mr. Bouck holds B.S. and M.S. degrees in Mechanical Engineering from Rensselaer Polytechnic Institute, and a Masters in Business Administration in Finance from the Wharton School of

Business. The Company believes that Mr. Bouck is well-qualified to serve as a member of the Board due to his corporate leadership experience, particularly in the environmental industry.
Fernando Musa serves as an independent member of the Board, and as the Board's Lead Independent Director. Mr. Musa is also the chair of the Compensation Committee and a member of the Audit Committee. Since March 2020, Mr. Musa has served as an Operating Partner of Advent International, a global private equity firm. Since March 2020, Mr. Musa has served as a Senior Advisor of Bain & Company, a global management consultancy firm, and from March to December 2020 was a member of the Advisory Board of Oxiteno, a multinational manufacturer of surfactants and chemicals. Previously, Mr. Musa served as the Global CEO of Braskem S.A., a petrochemical company, from May 2016 to December 2019, as CEO of Braskem America from May 2012 to April 2016, and as Braskem’s Vice President of Planning and Business Development in 2011. In 2010, Mr. Musa was responsible for Braskem’s Quattor Planning and Integration process. Prior to joining Braskem, Mr. Musa was a Partner of Pragma Gestão de Patrimônio Ltda., a wealth management firm, from 2008 to 2009. From 1998 to 2007, Mr. Musa was Managing Partner and Co-Head of the Latin American Practice of Monitor Group, a multinational strategy consulting practice. From 1997 to 2001, Mr. Musa served as Founding Partner of MGDK, a local consulting firm focused on turnaround and venture capital. In 1995 and 1996, Mr. Musa was a Strategic Planning Director at Editora Abril, a publishing and printing company, and was a Business Analyst and Engagement Manager at McKinsey, a worldwide management consulting firm, from 1990 to 1995. Mr. Musa also participated in the Management Trainee Program at The Dow Chemical Company in 1989. Mr. Musa received a degree in Mechanical Engineering from the Instituto Tecnológico da Aeronáutica in 1988, and also received a Masters in Business Administration from Insead in 1992. The Company believes that Mr. Musa is well-qualified to serve as a member of the Board due to his vast experience in chemical sciences and his over 30 years of experience in strategic management and finance in leadership roles.
All references to the Company or PCT above in connection with the service of each of the above mentioned executive officers and directors, include PCT LLC, a current Company affiliate, which merged with ROCH in the Business Combination (terms used as defined elsewhere in this Annual Report on Form 10-K).
Each of Mr. Musa and Mr. Fieler is a director designated by certain of the ROCH Investors (as defined therein) and the Pre-PIPE Investors (as defined therein), respectively, pursuant to the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, one of the two directors will be designated by certain of the ROCH Investors for two years following the date of the Investor Rights Agreement and, in that two year period, the other director will be designated by certain of the Pre-PIPE Investors until the Pre- PIPE Investors no longer hold 10% or more of the Combined Company’s outstanding Common Stock (the “Threshold”). Following the end of the above-mentioned two year period and until the Pre-PIPE Investors no longer hold the Threshold, certain of the Pre-PIPE Investors shall continue to have the right to designate one director to the Combined Company’s board of directors. Ms. Burnell is a director designated by Pure Crown LLC pursuant to the Pure Crown Letter Agreement. For more details, see the section entitled “Certain Relationships and Related Transactions, and Director Independence.”
Furthermore, pursuant to the board representation agreement entered into with Sylebra Capital Management (an entity affiliated with the Pre-PIPE Investors, “Sylebra Capital”) in connection with the Offering (as defined herein), Sylebra Capital has been granted the right to designate (i) one person to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 10.0% of the Company’s common stock, and (ii) two persons to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 15.0% of the Company’s common stock, subject to certain exceptions, including that Sylebra Capital together with its affiliates will not be entitled to designate more than two nominees. Accordingly, Sylebra Capital is currently entitled to designate two directors for nomination, one such designee is Mr. Fieler, as described above.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2021, all such filing requirements applicable to persons who were directors, executive officers or greater than 10% beneficial owners of the Company during the year ended

December 31, 2021 were complied with, except former Chief Financial Officer Michael Dee filed one late Form 4 related to the purchase of common stock by Mr. Dee’s spouse in a jointly held account.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) applicable to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The Code of Conduct is available on our website at https://ir.purecycle.com/corporate-governance/governance-documents. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only. Our Board is responsible for overseeing the Code of Conduct and must approve any amendments, waivers and exceptions to the Code of Conduct for executive officers and directors; Our Chief Financial Officer and General Counsel must approve any amendments, waivers and exceptions to the Code of Conduct for our employees. We intend to disclose future amendments to the Code of Conduct, or waivers of certain provisions as they relate to our directors and executive officers at the same location on our website to the extent required by applicable rules and exchange requirements. The information on our website is not intended to form a part of or be incorporated by reference into this Annual Report on Form 10-K.
Additional Board Information
The Board has three standing committees comprised solely of independent directors—the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Therefore, Mr. Otworth and Dr. Scott do not serve on any of the Board’s three standing committees.
Audit Committee
The Audit Committee, which has been established in accordance with Section 3(a)(58) of the Exchange Act, consists of Ms. Burnell and Messrs. Musa and Fieler, with Ms. Burnell serving as the chair. The Audit Committee is comprised solely of independent directors and meets the requirements for independence of audit committee members under applicable SEC rules and the rules and listing standards of NASDAQ. All of the members of Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. In addition, each of Ms. Burnell, Mr. Musa and Mr. Fieler qualifies as an “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.
Item 11.    Executive Compensation
As an emerging growth company, the Company has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which, in general, require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of the 2021 fiscal year, as well as certain former executive officers. This section provides information about the executive compensation program in place for the Company’s 2021 named executive officers (“NEOs”), who are:
•Michael Otworth, our Chief Executive Officer;
•Lawrence Somma, our Chief Financial Officer;
•Michael Dee, our former Chief Financial Officer; and
•Dustin Olson, our Chief Operating Officer and Chief Manufacturing Officer.
2021 Business Combination and Officer Transitions
On March 17, 2021, we consummated our business combination (“Business Combination”) with PureCycle Technologies LLC (“PCT LLC”), and continued the existing business operations of PCT LLC as a publicly traded company. The information provided in this disclosure reflects both compensation from PCT LLC (up until the date of the Business Combination, as applicable) and compensation from the Company (from the date of the Business Combination through the end of 2021).
Mr. Somma was appointed as our Chief Financial Officer effective November 15, 2021, and Mr. Dee ceased serving as our Chief Financial Officer on that date. Mr. Dee separated from employment with the Company on January 15, 2022. Mr. Olson, who has served as Chief Manufacturing Officer since January 2021, was appointed as our Chief Operating Officer March 9, 2022, and continues to serve as our Chief Manufacturing Officer.
2021 Summary Compensation Table
The following table provides information regarding the compensation of our NEOs for the 2021 and 2020 fiscal years, as applicable. No compensation is reported for Messrs. Somma or Olson for the 2020 fiscal year because they were not NEOs for 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Mike Otworth	2021	750,000	5,881,250	2,701,947	—	—	19,455	9,352,652
Chief Executive Officer	2020	436,875	—	1,548,000	—	—	11,211	1,996,086
Lawrence Somma	2021	64,423	250,000	3,299,996	—	—	1,667	3,616,086
Chief Financial Officer
Michael Dee Former Chief Financial Officer	2021	450,000	3,299,250	23,607,950	7,000,000	—	—	34,357,200
	2020	56,250	—	—	—	—	—	56,250
Dustin Olson (2)	2021	400,000	721,000	5,547,341	—	—	26,222	6,694,563
Chief Operating Officer and Chief Manufacturing Officer
_______________________________
1.Reflects cash incentive amounts paid to the NEOs (other than Mr. Somma) under the Company’s short-term cash incentive program for 2021, as further described below under “2021 Short-Term Cash Incentive Awards.” For Mr. Otworth, the amount also reflects a cash bonus that he earned upon completion of the Business Combination. For Mr. Dee, the amount also reflects a negotiated payment of $3,000,000 pursuant the terms of his employment agreement, which was payable in two installments during 2021. For Mr. Olson, the amount also reflects an initial cash bonus that was paid pursuant to the terms of his offer letter. For Mr. Somma, the amount reflects an initial $250,000 cash bonus that was paid pursuant to the terms of his offer letter. For more information regarding these bonus payments, see “Bonus Compensation” below.
2.Amounts in this column reflect the aggregate grant date fair values of performance-based restricted stock, service-based restricted stock, performance-based restricted stock unit (“PSU”), and service-based restricted stock unit (“RSU”) awards granted by the Company to the NEOs in 2021, as well as (for each NEO other than Mr. Somma) a “celebration” award of 100 fully vested shares of common stock granted in connection with the completion of the Business Combination, in each case calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. For Mr. Olson, the amount also includes the grant date fair value of a grant of Class C Units of PCT LLC (“Incentive Units”) granted by PCT LLC to Mr. Olson on January 4, 2021 in connection with his commencement of employment. For performance-based awards, grant date fair values reflect the value at the grant date based on the probable outcome of the applicable performance conditions. Assuming maximum achievement with respect to the applicable performance conditions, the grant date fair values of the 2021 long-term incentive program PSU awards granted on July 8, 2021 would be as follows: for Mr. Otworth, $2,700,014; for Mr. Dee, $700,017; and for Mr. Olson, $700,017. The special grant of PSUs to Mr. Dee pursuant to his employment agreement (as discussed below) is reported in the Stock Awards column assuming maximum achievement. For information regarding the assumptions used in calculating the value of these awards, see Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. For more information regarding the awards disclosed in this column, see “2021 Long-Term Incentive Program Awards” and “Other 2021 Equity Awards” below.
3.For Mr. Dee, reflects the grant date fair value of an award of stock options granted pursuant to his employment agreement, calculated in accordance with FASB ASC Topic 718, as well as the incremental fair value associated with an adjustment to such stock options in May 2021 as further described below. For more information regarding this award, see “Other 2021 Equity Awards” below. For information regarding the assumptions used in calculating the value of this award, see Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

4.The amounts reported in this column include Company contributions under our 401(k) retirement plan, aggregate incremental cost to the Company of Mr. Otworth’s use of a Company automobile and relocation expense reimbursements for Mr. Olson:

NEO	Relocation	Use of Company Automobile	401(k) Contributions	Total
Michael Otworth	—	$19,455	—	$19,455
Lawrence Somma	—	—	$1,667	$1,667
Michael Dee	—	—	—	—
Dustin Olson	$14,622	—	$11,600	$26,222
Narrative Disclosure to 2021 Summary Compensation Table
Key 2021 Named Executive Officer Compensation Components and Decisions
2021 Base Salary
Pursuant to the terms of their employment agreements or offer letters, as applicable, the NEOs were entitled to base salaries at the following annual rates during 2021:

NEO	2021 Base Salary Rate
Michael Otworth	$750,000
Lawrence Somma	$500,000
Michael Dee	$450,000
Dustin Olson	$400,000
We did not modify the base salary rates of Messrs. Otworth or Dee during 2021, and the base salary rates of Messrs. Somma and Olson were established in connection with their commencement of employment in 2021.
2021 Short-Term Cash Incentive Awards
In July 2021, the Compensation Committee approved award opportunities for our NEOs under the Company’s short-term cash incentive program (“STIP”) for fiscal 2021. The 2021 STIP provides our NEOs with an opportunity to earn cash incentive payments based on achievement of pre-established Company performance goals (weighted at 70%) and individual achievement (weighted at 30%), with potential payouts ranging from 0% to 200% of target.
The Compensation Committee established the following target awards under the STIP for the NEOs:

NEO	Target Award as % of Base Salary	2021 STIP Target Award Amount
Michael Otworth	100%	$750,000
Michael Dee	70%	$315,000
Dustin Olson	70%	$280,000
Because he did not commence employment with the Company until November 2021, Mr. Somma was not eligible for an award under the 2021 STIP. In general, 2021 STIP participants must remain continuously employed by the Company until the award payment date in order to receive a payout of an award under the 2021 STIP.
The material 2021 Company performance goals related to (1) construction activities compared to a scorecard as determined by the Company’s independent engineering firm, (2) securing feedstock for the Augusta Facility and other future facilities, (3) volume commitments with respect to the Augusta Facility, and (4) securing funding for future plants.
The individual achievement component of the 2021 STIP awards provides for potential payouts based on each NEO’s individual performance, based on a subjective evaluation by the Compensation Committee of each NEO’s performance, including with respect to qualitative performance objectives, and approval by the Board with respect to Mr. Otworth’s performance.

We are not disclosing the specific performance goals under the 2021 STIP. While the overall amount of cash incentive compensation is linked to pre-determined metrics, the Compensation Committee has the discretion to adjust any amount ultimately paid under the 2021 STIP after good faith consideration of overall Company performance, market conditions and other factors. As a result, we view any payments under our 2021 STIP as discretionary bonuses as opposed to typical non-equity incentive plan compensation.
Based on the factors described above, the Compensation Committee determined that the participating NEOs would be entitled to the following bonus payments under the 2021 STIP:

NEO	2021 STIP Target Award Amount	% Payout for Company Performance Goals (weighted 70%)	% Payout for Individual Achievement (weighted 30%)	Final Payout Percentage	Final Payout
Michael Otworth	$750,000	125%	100%	118%	$881,250
Michael Dee	$315,000	125%	25%	95%	$299,250
Dustin Olson	$280,000	125%	150%	133%	$371,000
2021 Long-Term Incentive Program Awards
In connection with the Business Combination, we adopted the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “2021 Plan”). The 2021 Plan allows for equity compensation awards to our directors, employees and certain other service providers.
In July 2021, the Compensation Committee approved the long-term equity incentive awards for the NEOs consisting of performance-based restricted stock units (“PSUs”) and service-based restricted stock units (“RSUs”) under the 2021 Plan. Awards for our NEOs were as follows:

NEO	PSUs (at target)	RSUs
Michael Otworth	69,840	69,840
Michael Dee	18,107	18,107
Dustin Olson(1)	18,107	18,107
In general, the RSUs vest in substantially equal installments on each of the first four anniversaries of the grant date, subject to the NEO’s continued employment with the Company through the applicable vesting date.
In general, the PSUs may be earned based on achievement of pre-established performance objectives related to production at the Company’s operational manufacturing facilities by December 31, 2023, and will vest on the date the attainment of such performance objectives is determined by the Compensation Committee, subject to the participant’s continued employment with the Company through December 31, 2023. The actual number of shares (if any) issued in settlement of the PSUs may range from a threshold level of 50% to a maximum level 200% of target. As of the date of this filing, no PSUs have yet been earned under these 2021 PSU awards.
In general, we do not disclose the specific, forward-looking goals that we established for the long-term incentive program PSUs that we granted in 2021 in this disclosure because (1) these goals relate to executive compensation to be earned and/or paid in future years and do not affect a fair understanding of the NEOs’ compensation for 2021 and (2) we believe that disclosure of such goals while the applicable performance period is ongoing would cause us competitive harm. However, we expect to disclose such goals in future proxy statements once the applicable performance periods have ended as part of our discussion of the amounts earned by our NEOs under these awards.

Other 2021 Compensation
Bonus Compensation
Pursuant to the terms of his employment agreement (described below), Mr. Otworth was entitled to a cash bonus equal to $5,000,000 in the event that PCT LLC completed a business combination with a company formed to raise capital through an initial public offering for the purpose of acquiring an existing company (such as the Business Combination) (a “SPAC Transaction”) and he remained continuously employed through the completion of the SPAC Transaction. Mr. Otworth earned this bonus on March 17, 2021, upon the closing of the Business Combination.
Pursuant to the terms of Mr. Dee’s employment agreement (described below), upon the completion of the Business Combination, Mr. Dee became entitled to total cash payments of $3,000,000 (the “Negotiated Payment”), payable in two installments during 2021. The Negotiated Payment represents a negotiated fee under a prior agreement between PCT LLC and Bird Creek Capital LLC (“Bird Creek”), for which Mr. Dee served as the Managing Director (the “Bird Creek Agreement”). The Negotiated Payment reflects the significant contributions made by Mr. Dee with respect to the negotiation of financing transactions to fund working capital and continue construction on the Phase II Facility, as well as his contribution to negotiating and structuring the Merger, the pre-PIPE Investment and the PIPE Investment during the term of the Bird Creek Agreement.
Pursuant to the terms of his offer letter (described below), Mr. Somma was entitled to an initial cash bonus of $250,000, which was paid in 2021.
Pursuant to the terms of his offer letter (described below), Mr. Olson was entitled to an initial cash bonus of $350,000, which was paid in 2021.
Special 2021 Equity Awards
“Celebration” Awards. On July 8, 2021, each of our employees employed as of March 31, 2021, including Messrs. Otworth, Dee and Olson, received a grant of 100 fully vested shares of our common stock in recognition of our completion of the Business Combination.
Special Awards to Michael Dee. In further recognition of Mr. Dee’s significant contributions to PCT LLC during the Bird Creek consulting relationship, his considerable public company experience in finance and accounting and his experience in M&A and the capital markets generally and as an inducement to join the management team, we granted the following awards to Mr. Dee in 2021 following completion of the Business Combination pursuant to the terms of his employment agreement:
•On March 17, 2021, an award of 429,185 stock options determined based on a targeted grant date Black-Scholes value of $7,000,000, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, which stock options generally vest in substantially equal installments on each of the first three anniversaries of the grant date;
•On July 8, 2021, an award of 1,000,000 shares of restricted stock that generally vest in substantially equal installments on each of (1) the date that is six months after the closing of the Business Combination, (2) the date that is 12 months after the closing of the Business Combination, and (3) the date on which the Company’s Ironton, Ohio plant becomes operational (as certified in accordance with the terms of Mr. Dee’s employment agreement); and
•On July 8, 2021, an award of 200,000 PSUs that generally vest if the Company achieves a stock price per share of greater than $18.00 for any period of 20 trading days out of any 30 consecutive trading days within the period from September 17, 2021 through March 17, 2024. As of the date of this filing, the stock price target has not been achieved.
With respect to the grant of stock options described above, on May 10, 2021, the Compensation Committee determined that the Black-Scholes calculation used for the quarter ended March 31, 2021 more appropriately reflected the value of a stock option on the March 17, 2021 date of the grant. This updated valuation is consistent with other valuation assumptions used during the Company’s first quarter of fiscal 2021. As a result of the revised Black-Scholes calculation, Mr. Dee’s award was updated so that the award covers 613,497 stock options (in total). The terms of Mr. Dee’s stock options otherwise remained the same, including the $28.90 exercise price based on the closing price of the Company’s common stock on March 17, 2021.
Initial Grant to Lawrence Somma. Pursuant to the terms of his offer letter, on November 23, 2021 Mr. Somma received an initial award of 241,581 RSUs based on a targeted value of $3,300,000. These RSUs generally vest in substantially equal installments on each of the first four anniversaries of the grant date.
Initial Grants to Mr. Olson. In connection with the offer of employment to Mr. Olson in January 2021, PCT LLC granted him 52,133 Incentive Units of PCT LLC with a distribution threshold of $77.73. The Incentive Units were generally scheduled to vest as follows: 25% would vest on the first anniversary of the date of his commencement of employment, and the remainder would vest in 36 substantially equal monthly installments thereafter. After the completion of the Business Combination, on July 8, 2021, Mr. Olson also received an initial award of 162,502 RSUs (a portion of the value of which is intended to address certain tax consequences related to his Incentive Units described above), which generally vest annually in four equal installments.
Treatment of PCT LLC Incentive Units in Business Combination
At the time of the Business Combination, unvested Incentive Units held by the NEOs were to be exchanged for restricted shares of common stock of the Company that would be subject to the same vesting schedule and forfeiture restrictions as the unvested Incentive Units to which they related. As of the closing of the Business Combination, Mr. Olson held 52,133 unvested Incentive Units which converted into 143,235 shares of unvested restricted stock in the Company. No other NEO held unvested Incentive Units as of the closing of the Business Combination.
At the time of the Business Combination, Mr. Otworth held 52,500 vested Incentive Units with a Distribution Threshold of $12, and 60,000 vested Incentive Units with a Distribution Threshold of $31.20. None of the other NEOs held vested Incentive Units as of such date. At the time of the Business Combination, the vested Incentive Units held by Mr. Otworth were exchanged for shares of common stock of the Company. In accordance with the applicable allocation schedule pursuant to the Merger Agreement, Mr. Otworth received 933,356 shares of the Company’s common stock with respect to his vested Incentive Units.
Perquisites and Other Compensation Amounts
Pursuant to the terms of his offer letter, we agreed to reimburse reasonable relocation expenses to assist with Mr. Somma’s relocation from Texas to Florida, up to a maximum of $150,000. No relocation expenses had yet been incurred by Mr. Somma as of December 31, 2021.
Pursuant to the terms of Mr. Olson’s offer letter, the Company reimbursed Mr. Olson for certain relocation expenses during 2021 in connection with his relocation to Florida.
Mr. Otworth is allowed personal use of a Company automobile.
Employment Agreements
In November 2020, PCT LLC entered into employment agreements with Messrs. Otworth and Dee that remained in effect following completion of the Business Combination. The employment agreements provide for the basic terms and conditions of their employment, including certain compensation described above. The initial term of Mr. Otworth’s employment agreement ends on November 14, 2022, but the term will be automatically extended for additional one-year periods thereafter unless either party provides written notice of non-renewal at least 90 days prior to the end of the applicable term. The initial term of Mr. Dee’s employment agreement was scheduled to end on November 15, 2022, but the term would be automatically extended for additional one-year periods thereafter unless either party provided written notice of non-renewal at least 30 days prior to the end of the applicable term. As noted above, Mr. Dee ceased employment with the Company on January 15, 2022.
Under these employment agreements, each of Messrs. Otworth and Dee agreed to enter into a restrictive covenants agreement with PCT, which agreement includes customary non-competition, non-solicitation, and confidentiality provisions.

The employment agreements provide for certain severance benefits for Messrs. Otworth and Dee in the event of certain terminations of employment, as further described below under “Severance and Change in Control Compensation.” The actual separation benefits received by Mr. Dee in connection with his departure from the Company are described below under “Severance and Change in Control Compensation.”
Offer Letters
In connection with his commencement of employment in November 2021, we provided an offer letter to Mr. Somma, which offer letter provides for the basic terms of his employment, including an initial annual base salary rate of $500,000, a 2022 target STIP opportunity equal to 70% of his base salary, an expected long-term incentive award target of $700,000, and certain customary employee benefits. The offer letter also provides that Mr. Somma will participate in the Company’s executive severance plan (the “Severance Plan”), which is further described below. The offer letter also provides that Mr. Somma will enter into a restrictive covenants agreement.
We are party to an offer letter with Mr. Olson that was entered into in connection with his initial commencement of employment as our Chief Manufacturing Officer in January 2021. The offer letter provides for the basic terms of Mr. Olson’s employment, including an initial annual base salary rate of $400,000, a target STIP opportunity equal to 20% of base salary, and other customary employee benefits. The offer letter provides that the Company will reimburse Mr. Olson for up to $100,000 in relocation expenses. The offer letter also contemplates an anticipated future equity award, the value of which is expected to be between $1,000,000 and $3,000,000, which is expected to be granted following the commissioning of the Ironton Facility.
Outstanding Equity Awards at 2021 Fiscal Year-End
The following table and related footnotes set forth information about the outstanding equity awards held by the NEOs as of December 31, 2021, which was the last day of our 2021 fiscal year.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Michael Otworth	7/8/2021	—	—	—	—	—	—	69,840	$668,369
	7/8/2021	—	—	—	—	69,840	$668,369	—	—

Lawrence Somma	11/23/2021	—	—	—	—	241,581	$2,311,930	—	—

Michael Dee (6)	3/17/2021	—	613,497	$28.90	3/17/2028	—	—	—	—
	7/8/2021	—	—	—	—	—	—	18,107	$173,284
	7/8/2021	—	—	—	—	—	—	200,000(5)	$1,914,000
	7/8/2021	—	—	—	—	666,667(4)	$6,380,003	—	—
	7/8/2021	—	—	—	—	18,107	$173,284	—	—

Dustin Olson	1/4/2021	—	—	—	—	143,235(7)	$1,370,759	—	—
	7/8/2021	—	—	—	—	162,502	$1,555,144	—	—
	7/8/2021	—	—	—	—	—	—	18,107	$173,284
	7/8/2021	—	—	—	—	18,107	$173,284	—	—
_______________________________
1.The award in this column for Mr. Dee reflects stock options that generally vest in substantially equal installments on each of the first three anniversaries of the grant date.
2.Except as otherwise disclosed below, awards in this column reflect RSUs granted under our 2021 long-term incentive compensation program, or, for Mr. Somma, initial RSUs granted pursuant to his offer of employment, and, for Mr. Olson, an additional award of RSUs granted in accordance with his offer of employment, that in each case generally vest in substantially equal installments on each of the first four anniversaries of the grant date.
3.Except as otherwise disclosed below, awards in this column reflect PSUs granted under our 2021 long-term incentive compensation program that generally vest (to the extent earned) following certification of the achievement of the applicable performance goals following the end of the performance period that commenced on January 1, 2021 and ends on December 31, 2023.
4.Reflects outstanding and unvested shares of restricted stock, half of which were scheduled to vest 12 months after the closing of the Business Combination, and half of which are scheduled to vest on the date on which the Company’s Ironton, Ohio plant becomes operational (the “Ironton Milestone”).
5.Reflects outstanding an unearned PSUs that are eligible to vest if the Company achieves a stock price per share of greater than $18.00 for any period of 20 trading days out of any 30 consecutive trading days within the period from September 17, 2021 through March 17, 2024.
6.For information regarding the treatment of Mr. Dee’s outstanding equity awards upon his separation from the Company, see below under “Separation Arrangement with Former Chief Financial Officer” below.
7. Reflects restricted shares received in satisfaction of the Incentive Units granted by PCT LLC to Mr. Olson, 25% of which vested on January 4, 2022 and 1/36 of which vest on a monthly basis thereafter.
Additional Narrative Disclosure
Retirement Benefits
We offer a tax-qualified retirement savings plan to our employees, under which participating employees may contribute a portion of their eligible compensation into their plan accounts. Each of the NEOs was eligible to participate in the plan during fiscal 2021. The Company makes matching contributions under the 401(k) plan equal to 4% of employee contributions, subject to IRS limits.
Severance and Change in Control Compensation
Severance Under Employment Agreements
Pursuant to his employment agreement, if Mr. Otworth’s employment is terminated by the Company without “cause” or by Mr. Otworth for “good reason” (as such terms are defined in his employment agreement), Mr. Otworth will be entitled to receive: (1) a lump sum payment equal to his base salary for the unexpired portion of the initial two-year term of his employment agreement; and (2) reimbursement of COBRA continuation coverage premiums for up to 12 months to the extent they exceed the premiums paid by similarly situated active executives of the Company.
Pursuant to Mr. Dee’s employment agreement, if his employment is terminated by the Company without “cause” or by Mr. Dee for “good reason” (as such terms are defined in the employment agreement), he will be entitled to receive: (1) continued base salary payments for six months; and (2) reimbursement of COBRA continuation coverage premiums for up to six months to the extent they exceed the premiums paid by similarly situated executives of the Company.
Payment of the severance amounts described above for the Messrs. Otworth and Dee is generally subject to the executive’s compliance with certain restrictive covenants and execution of a customary release of claims in favor of the Company.
The employment agreements provide that if the NEO’s employment is terminated due to the executive’s death or disability (as defined in the employment agreements), the NEO will be entitled to receive a lump sum cash payment equal to the annual bonus that the executive would have earned for the calendar year of termination based on actual performance achievement for the full performance year, pro-rated based on the executive’s period of service during such year.
Severance Plan
In May 2021, the Company adopted the Severance Plan, which covers certain officers of the Company, including the continuing NEOs (for Mr. Somma, after meeting the six month service period requirement described below). Under the Severance Plan, if an NEO’s employment is terminated by the Company without “cause” or by the NEO for “good reason” (as such terms are defined in the Severance Plan) other than within 12 months following a “change in control” (as defined in the Severance Plan), the Company will pay the NEO severance payments in installments equal in the aggregate to one year of base salary and will reimburse the

NEO for COBRA continuation coverage premiums for up to 12 months to the extent they exceed the premiums paid by the NEO for such coverage immediately prior to the date of termination (the “COBRA Reimbursement”).
If an NEO’s employment is terminated by the Company without cause or by the NEO for good reason within 12 months following a change in control, the Combined Company will pay the NEO a lump sum cash severance amount equal to the sum of (a) 1.5 times the NEO’s annual base salary rate (determined in accordance with the Severance Plan) plus (b) 1.5 times the NEO’s short-term annual cash incentive target for the year in which the termination of employment occurs. In such case, the Company will also provide the COBRA Reimbursement and any outplacement services or outplacement reimbursement to which the NEO would have been entitled in connection with the NEO’s termination of employment under any plan, program or arrangement of the Company immediately prior to the change in control. Further, any equity awards held by the NEO would vest in full upon such termination of employment, with performance-based awards vesting at target.
If an NEO is entitled to cash severance under both his employment agreement and the Severance Plan upon his termination of employment, he will receive only the cash severance payments under the applicable arrangement that will provide him with the greatest cash severance value, and will not be entitled to cash severance under the other arrangement.
Participation in the Severance Plan is generally contingent upon the NEO signing an agreement providing for customary post-employment non-competition, employee and customer non-solicitation, and confidentiality provisions. Except as otherwise determined by the Compensation Committee, participation in the Severance Plan is also contingent upon employment by the Company for a period of at least six continuous months prior to participation in the Severance Plan. Payment of the severance amounts under the Severance Plan is generally subject to the NEO’s execution of a customary release of claims in favor of the Company.
The Board (or an authorized committee of the Board) may amend or terminate the Severance Plan, provided that written notice of any amendment or termination must be provided to participants not less than 60 days prior to the effective date of such amendment or termination. The Severance Plan will automatically terminate on the second anniversary following the first change in control to occur under the Severance Plan. However, no amendment reducing the severance benefits provided under the Severance Plan or terminating the Severance Plan may be effective prior to the 12-month anniversary of the effective date of the Severance Plan, and the Board will not amend or terminate the Severance Plan at any time after (1) the occurrence of a change in control or (2) the date we enter into a definitive agreement which, if consummated, would result in a change in control, unless the potential change in control is abandoned (as publicly announced by the Company), in either case until twenty-four (24) months after the occurrence of a change in control. Further, no such amendment or termination will operate to reduce severance benefits payable with respect to a separation from service that occurs prior to the effective date of such amendment or termination.
Equity Compensation
In general, RSUs and PSUs granted under our long-term incentive program are eligible to vest as follows in the event of certain termination and change in control scenarios.
RSUs. If an NEO’s employment is terminated by the Company without “cause” or by the NEO for “good reason” (as each such term is defined in the applicable award agreement), then any unvested RSUs will vest on a pro-rata basis based on the NEO’s period of service from the grant date until the date of the termination of employment. If an NEO’s employment is terminated due to death or disability, the RSUs will vest in full.
If an NEO remains employed through the date of a “change in control” (as defined for purposes of the applicable equity awards) and a replacement award is not provided, the RSUs will vest in full. If a replacement award is provided and, at any point within twelve months following a “change in control,” the employment of an NEO is terminated by the Company (or its successor) without “cause” or by the NEO for “good reason,” unvested RSUs held by the NEO will vest in full.
PSUs. If an NEO’s employment is terminated by the Company without “cause” or by the NEO for “good reason,” prior to end of the applicable performance period, a pro-rata portion of the PSUs shall remain outstanding and eligible to vest based on actual performance achievement for the full performance period, with such pro-rata portion determined based on the NEO’s period of service during the performance period. If an

NEO’s employment is terminated due to death or disability, a pro-rata portion of the PSUs will immediately vest (with any applicable performance goals that have not yet been scored deemed to have been attained at the target level), with such pro-rata portion determined based on the NEO’s period of service during the performance period.
If an NEO remains employed through the date of a “change in control” (as defined for purposes of the applicable equity awards) and a replacement award is not provided, the PSUs will vest in full (with any applicable performance goals that have not yet been scored deemed to have been attained at the target level). If a replacement award is provided and, within twelve months following a “change in control,” the employment of an NEO is terminated by the Company (or its successor) without “cause” or by the NEO for “good reason,” a pro-rata portion of the PSUs will immediately vest (with any applicable performance goals that have not yet been scored deemed to have been attained at the target level), with such pro-rata portion determined based on the NEO’s period of service during the performance period.
Special Awards to Michael Dee. The terms of Mr. Dee’s special option, restricted stock and PSU grants provide that if his employment is terminated by the Company without “cause,” by Mr. Dee for “good reason” or as a result of Mr. Dee’s death or disability (as each such term is defined in the applicable award agreement), then the awards will vest in full. The award agreements also provide that if Mr. Dee remains employed through the date of a “change in control” (as defined for purposes of his award agreements) and a replacement award is not provided, the awards will vest in full. The actual treatment of Mr. Dee’s equity awards upon his termination of employment is described in “Separation Arrangement with Former Chief Financial Officer” below.
Separation Arrangement with Former Chief Financial Officer
In December 2021, we entered into a separation agreement with Mr. Dee (the “Dee Separation Agreement”) in connection with his departure from the Company. Consistent with the terms of the Dee Separation Agreement, Mr. Dee’s last day of employment with the Company was January 15, 2022 (the “Separation Date”).
Pursuant to the Dee Separation Agreement, Mr. Dee continued to receive his base salary through the Separation Date, and on December 31, he received a lump sum cash payment equal to $1,000,000, in full satisfaction of the Company’s obligations with respect to the cash bonus provided for under his employment agreement, as described above.
The Separation Agreement provides that, subject to the terms and conditions set forth therein, Mr. Dee is entitled to the following severance benefits upon his separation from employment: (1) a cash payment in the aggregate amount of $225,000 in 12 equal installments; (2) a lump sum cash amount equal to Mr. Dee’s 2021 STIP award, to the extent such award would have been earned for the 2021 calendar year calculated on the basis of actual performance of the applicable performance objectives for the entire performance period; (3) reimbursement of attorneys’ fees related to negotiation of the Separation Agreement of up to an amount not to exceed $20,000; (4) reimbursement for the difference between the monthly COBRA premium paid by Mr. Dee and the monthly premium amount paid by Mr. Dee for such coverage immediately prior to the Separation Date for a period of not greater than twelve months; (5) vesting of 613,497 stock options granted on March 17, 2021, which will remain exercisable until, and terminate on the date that is, five years after the Separation Date; (6) vesting of 666,667 service-based restricted shares (“Restricted Shares”) that were granted by the Company on July 8, 2021 and that remain outstanding on the following schedule: (A) 333,334 Restricted Shares will become non-forfeitable on the Separation Date and will remain subject to the applicable restrictions on transfer set forth in the applicable award agreement until March 15, 2022, and (B) 333,333 Restricted Shares will vest on the date on which the Company’s Ironton, Ohio plant becomes operational, as certified by Leidos in accordance with the Limited Offering Memorandum, dated September 23, 2020 (in connection with the bond offering by Southern Ohio Port Authority to PureCycle: Ohio LLC), provided if such Restricted Shares do not vest by 11:59 pm December 31, 2024, they will expire; (7) vesting in full (if at all) of 200,000 unearned and unvested PSUs that were granted by the Company to Mr. Dee on July 8, 2021 and were outstanding as of the Separation Date based on the performance criteria described above with respect to such award; (8) vesting of each of the 18,107 RSUs granted on July 8, 2021, pro-rata, based on the number of days during the vesting period that Mr. Dee was employed by the Company from July 8, 2021 through the Separation Date; and (9) vesting (if at all) of 18,107 unearned and unvested PSUs that were granted by the Company to Mr. Dee on July 8, 2021, and were outstanding as of the Separation Date based on achievement of the applicable performance criteria for such award as described above, which vesting will be pro-rata based on the number of days that Mr. Dee was employed by the Company from the beginning of the applicable performance period through the Separation Date.
Under the Separation Agreement, Mr. Dee reaffirmed his continued commitment to the confidentiality, non-competition and non-solicitation restrictive covenants contained in his Restrictive Covenants Agreement, dated as of November 14, 2020, between the Company and Mr. Dee. Mr. Dee also agreed to a release of claims against the Company.
Director Compensation
Our director compensation, as recommended by the Compensation Committee and approved by the Board, is intended to attract, retain, and reward Board members who are not employees of the Company. In consideration of the individual time commitments and the goal of aligning compensation with our stockholders’ long-term returns, our non-management directors receive a combination of equity-based compensation in the form of restricted stock units (“RSUs”), and cash compensation.
The Compensation Committee engaged the services of Frederic W. Cook & Co. (“F.W. Cook”) as a compensation consultant to assist the Compensation Committee with designing director compensation consistent with market practices. During the year ended December 31, 2021, the Company paid fees to F.W. Cook totaling $181,264. The fees associated with these services were authorized by the Compensation Committee.
Non-management directors receive an annual grant of RSUs with a targeted fair market value (“FMV”) of $100,000. In consideration of the additional requirements associated with establishing committee governance and activities following the Business Combination, the Board approved an increase (for 2021 only) to $200,000 for the chair of each of the Audit, Compensation and Nominating and Corporate Governance committees. For purposes of the 2021 RSU grants, FMV was calculated as the closing price of the Company’s stock on the trading day preceding the grant date. For 2021, RSU awards to non-management directors were made on August 11, 2021. The RSUs generally vest on the earlier of one year following the grant date or the annual meeting of stockholders following the grant date.
The Board also established the following annual cash compensation for the Board members, paid quarterly in advance of the start of each calendar quarter.

Annual Fee
Base Cash Retainer	$65,000
Lead Independent Director	$35,000
Audit Committee Chair	$30,000
Compensation Committee Chair	$20,000
Nominating and Corporate Governance Committee Chair	$15,000
Non-Chair Audit Committee Members	$15,000
Non-Chair Compensation Committee Members	$10,000
Non-Chair Nominating & Corporate Governance Committee Members	$7,500
We do not provide any tax gross-ups to our non-management directors, all of whom are solely responsible for their respective tax obligations as a result of their equity and cash compensation for Board service. Non-management directors are reimbursed for reasonable expenses incurred in connection with their activities as directors, including attendance at director-education seminars and conferences. Management directors do not receive any compensation for their service on the Board.

The following table sets forth the total compensation received by our non-management directors in 2021:
2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	Total ($)
Richard Brenner	$81,250	$99,998	$181,248
Tanya Burnell	$131,750	$199,996	$331,746
Jeffery Fieler	$118,750	$199,996	$318,746
Timothy Glockner	$103,125	$99,998	$203,123
Fernando Musa	$168,750	$199,996	$368,746
Dr. John Scott	$81,250	$99,998	$181,248
_______________________________
1.Fees are paid quarterly in advance, and the fees for the first quarter of 2022 paid on December 31, 2021 are included.
2.Reflects the grant date fair value of 2021 RSU awards, calculated in accordance with FASB ASC Topic 718. For information regarding assumptions used in calculating these values, see Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. As of December 31, 2021, the non-management directors held the following outstanding stock awards: each of Mr. Brenner, Dr. Scott and Mr. Glockner, 6,317 RSUs; and each of Ms. Burnell, Mr. Fieler and Mr. Musa, 12,634 RSUs.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 18, 2022 (except as otherwise set forth below) by:
•each person known to us to be the beneficial owner of more than 5% of our common stock;
•each of our executive officers, director nominees and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Shares which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Fractional shares have been rounded to the nearest whole share.
The beneficial ownership of our common stock is based on 163,233,680 shares of our common stock issued and outstanding. The 163,233,680 shares of our common stock outstanding exclude 4,000,000 shares of our common stock which may be issued to the previous unitholders of PCT subject to the achievement of certain stock price targets and upon commissioning of an industrial facility in Ironton, Ohio.
The following table is based upon information supplied by executive officers, directors and principal securityholders and Schedules 13G filed with the SEC. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of capital stock beneficially owned by them. To our knowledge, no shares of our common stock beneficially owned by any executive officer, or director have been pledged as security.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
Directors and Executive Officers:
Michael Otworth	4,140,121	2.54%
Lawrence Somma	0	*
Dustin Olson	133,162	*
David Brenner	948,186	*
Brad Kalter	100	*
Tanya Burnell	12,634	*
Dr. John Scott(2)	2,731,262	1.67%
Jeffrey Fieler(3)	2,260,447	1.38%
Timothy Glockner(4)	7,862,434	4.82%
Fernando Musa(5)	22,634	*
Allen Jacoby	2,300	*
Steven Bouck	0	*
All Directors and Executive Officers as a Group (12 Individuals)	18,113,280	11.10%
Greater than 5% Beneficial Owners:
Entities affiliated with Sylebra Capital Limited(6)	30,050,456	18.41%
Entities affiliated with Samlyn Capital, LLC(7)	9,923,047	6.08%
Entities affiliated with Innventure(8)	9,674,967	5.93%
* less than 1%
1.Unless otherwise indicated, the business address of each of the individuals is c/o PureCycle Technologies, Inc., 5950 Hazeltine National Drive, Suite 650, Orlando, Florida 32822.
2.Includes 1,125,000 held by The 2021 John S. Scott Family Exempt Irrevocable Trust of which the reporting person's spouse is trustee. Members of the reporting person's immediate family are the sole beneficiaries of the trust. The reporting person disclaims beneficial ownership of these securities.
3.Consists of 1,866,558 shares of common stock and 393,889 shares of common stock issuable upon exercise of an equal number of warrants.
4.Consists of (i) 6,317 shares held directly by Mr. Glockner, (ii) 5,581,933 shares held by the Timothy E. Glockner Revocable Trust, (iii) 845,614 shares held by Mr. Glockner as co-trustee for the benefit of his children with respect to the Barbara G. Glockner Trust fbo Timothy E. Glockner and (iv) 1,428,570 shares held by The Glockner Chevrolet Company. Timothy Glockner is the trustee of the Timothy E. Glockner Revocable Trust and is deemed to hold the sole voting and investment power with respect to the shares held by the Timothy E. Glockner Revocable Trust. Mr. Glockner is not deemed to be the beneficial owner of (i) 845,614 shares held by the Barbara G. Glockner Trust fbo Timothy E. Glockner; (ii) 845,573 shares held by the Barbara G. Glockner Trust fbo Joseph C. Glockner and (iii) 845,573 shares held by the Barbara G. Glockner Trust fbo Michael P. Glockner. Voting and investment power over the shares held by each of the Barbara G. Glockner Trust fbo Timothy E. Glockner, Barbara G. Glockner Trust fbo Joseph C. Glockner and Barbara G. Glockner Trust fbo Michael P. Glockner may be exercised by Timothy Glockner, James Donnally, and Theresa Laxton, none of whom individually have voting or investment power pursuant to Exchange Act Rule 13d-3. Mr. Glockner has a life estate interest in the Barbara G. Glockner Trust fbo Timothy E. Glockner. The beneficiaries of the Barbara G. Glockner Trust fbo Timothy E. Glockner are the issue of Mr. Glockner. The beneficiaries of the Barbara G. Glockner Trust fbo Joseph C. Glockner are the issue of Joseph C. Glockner. The beneficiaries of the Barbara G. Glockner Trust fbo Michael P. Glockner are the issue of Michael P. Glockner. Mr. Glockner has sole voting and investment power over the shares of common stock of the Issuer held by The Glockner Chevrolet Company. The business address of the reporting person is P.O. Box 1308, Portsmouth, Ohio 45662.
5.Includes 10,000 shares which are held by FCRB Investments Limited in joint tenancy with the reporting person’s spouse.
6.Sylevra Capital Limited (“Sylebra HK”) is the investment sub-adviser to Sylebra Capital Partners Master Fund, Ltd. (“SCP MF”), Sylebra Capital Parc Master Fund (“PARC MF”), Sylebra Capital Menlo Master Fund (“MENLO MF”) and other advisory clients. Sylebra Capital Management ("Sylebra Cayman") is the investment manager and parent of Sylebra HK. Sylebra Cayman owns 100% of the shares of Sylebra HK, and Daniel Patrick Gibson (“Gibson”) owns 100% of the shares of Sylebra Cayman. In such capacities, Sylebra HK, Sylebra Cayman, and Gibson may be deemed to share voting and dispositive power over the shares of common stock of the Issuer held by SCP MF, PARC MF, MENLO MF and other advisory clients. In addition, Gibson owns all of the outstanding equity interests in Gibson’s Korner LLC (“GK LLC”) and thus may be deemed to share voting and dispositive power over the shares of common stock of the Issuer held by GK LLC. The principle address of each of the entities referenced above is c/o Sylebra Capital Limited, 20th Floor, 28 Hennessy Road, Wan Chai, Hong Kong.

7.As of March 23, 2022, the reported securities are directly owned by Samlyn Long Alpha Master Fund, Ltd., Samlyn Net Neutral Master Fund, Ltd., Samlyn Offshore Master Fund, Ltd., and Samlyn Onshore Fund, LP (together, the “Samlyn Entities”) and may be deemed to be indirectly beneficially owned by Samlyn Capital, LLC (“Samlyn Capital”), as the investment manager of the Samlyn Entities, and, in the case of the Samlyn Onshore Fund, LP only, may also be deemed to be indirectly beneficially owned by Samlyn Partners, LLC (“Samlyn Partners”), as the general partner of the Samlyn Onshore Fund, LP. The reported securities may also be deemed to be indirectly beneficially owned by Robert Pohly as the principal of Samlyn Capital, Director of Samlyn Long Alpha Master Fund, Ltd., Samlyn Net Neutral Master Fund, Ltd. and Samlyn Offshore Master Fund, Ltd. and, in the case of the Samlyn Onshore Fund, LP only, as Managing Member of Samlyn Partners. Samlyn Capital, Robert Pohly and Samlyn Partners disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interests therein, and this report shall not be deemed an admission that any of them are the beneficial owners of the securities for purposes of Section 16 of the Exchange Act, or for any other purpose. The business address for each of Samlyn Capital, Samlyn Partners, the Samlyn Entities and Robert Pohly is c/o Samlyn Capital, LLC, 500 Park Avenue, New York, New York 10022.
8.Consists of (i) 3,982,675 shares held by Innventure and (ii) 5,692,292 shares held by Innventus ESG Fund I, L.P. (formerly known as Innventus Fund I, L.P.). Innventure1, LLC is the sole owner of the shares held by of Innventure, and as such, Innventure1, LLC exercises voting and investment power over the shares held by Innventure. Voting and investment power over the shares held by Innventure is exercised by the board of directors of Innventure1 LLC, which consists of Michael Otworth, Dr. John Scott, James Donnally, and Richard Brenner, none of whom individually have voting or investment power pursuant to Exchange Act Rule 13d-3. The business address of Innventure1, LLC is 5950 Hazeltine National Dr. Suite 650, Orlando, Florida 32822. Innventus ESG Fund I, L.P. is an affiliate of Innventure. Voting and investment power over the shares held by Innventus ESG Fund I, L.P. is exercised by the investment committee of Innventus ESG Fund I, L.P., which consists of Roland Austrup, Dr. John Scott, and Lucas Harper, none of whom individually have voting or investment power pursuant to Exchange Act Rule 13d-3. The business address of Innventus ESG Fund I, L.P., is 5950 Hazeltine National Dr. Suite 650, Orlando, Florida 32822.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 regarding the Company’s compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	3,862,672	$28.90	4,546,941
Equity compensation plans not approved by security holders	—	—	—
TOTAL	3,862,672	$28.90	4,546,941
1.Reflects options and rights outstanding under the 2021 Plan. Performance-based restricted stock unit awards are reflected in this column assuming maximum performance with respect to the applicable performance goals, which may overstate potential dilution with respect to such awards.
2.The weighted-average exercise price relates to outstanding stock options only. The Company’s restricted stock unit awards have no exercise price.
3.As of December 31, 2021, consists of the shares available for future issuance under the 2021 Plan, all of which may be issued for awards other than options, warrants or rights (such as restricted stock). In general, the aggregate share limit under the 2021 Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board of Directors of the Company.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which the Company has been or is to be a participant and:
•the amount involved exceeded or exceeds $120,000; and
•any of the Company’s directors, director nominees, executive officers, or holders of more than 5% of the Company’s common stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

All terms used but not defined in this section are used as defined in other sections of this Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements. Additionally, for this section only, “PCT” means PureCycle Technologies LLC, a Delaware limited liability company, and its subsidiaries prior to the consummation of the Business Combination and PureCycle Technologies, Inc., a Delaware corporation, and its subsidiaries from and after the consummation of the Business Combination.
Related Party Transactions Entered into Following the Business Combination
March PIPE
On or before March 7, 2022, PCT entered into subscription agreements (the “March Subscription Agreements”) with certain investors (the “March Investors”), pursuant to which PCT agreed to sell to the March Investors, in a private placement, an aggregate of 35,714,278 shares of PCT’s common stock and Series A warrants to purchase an aggregate of 17,857,139 shares of common stock (the “Series A Warrants”, and the shares of common stock issuable upon exercise of the Series A Warrants, the “Warrant Shares”) at a price of $7.00 per share of common stock and one-half (1/2) of one Series A Warrant (the “Offering”). Messrs. Michael Otworth (approximately $1 million) and Jeffrey Fieler (approximately $5 million) participated in the Offering as Investors. Additionally, entities and individuals affiliated with Sylebra Capital (as defined below), a greater than 5% owner of PCT, also participated in the Offering (approximately $84 million). The Offering closed on March 17, 2022.
As part of the March Subscription Agreements, PCT is required to prepare and file a registration statement (the “March PIPE Registration Statement”) with the SEC under the Securities Act, covering the resale of the shares of Common Stock and the Warrant Shares. PCT is required to have such March PIPE Registration Statement declared effective by the SEC within 60 calendar days (or 90 calendar days in the event of a “full review” by the SEC) following the closing of the Offering.
As additional consideration for Sylebra Capital agreeing to participate in the Offering as a March Investor, the Company entered into a board representation agreement with Sylebra Capital (the “Board Representation Agreement”). Pursuant to the Board Representation Agreement, Sylebra Capital will be granted the right to designate (i) one person to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 10.0% of the Company’s common stock, and (ii) two persons to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 15.0% of the Company’s common stock, subject to certain exceptions. The Board Representation Agreement will terminate upon the earlier of when (i) Sylebra Capital together with its affiliates beneficially owns less than 50.0% of the securities purchased in the Offering and (ii) Sylebra Capital together with its affiliates beneficially owns less than 10.0% of the Company’s common stock. The Board Representation Agreement is effective upon the closing of the Offering.
Milliken Agreement
On March 15, 2019, Milliken, Mr. Jacoby’s employer, and PCT entered into a 10-year exclusive supply agreement (the “Milliken Agreement”) under which Milliken will supply PCT with certain additives needed for PCT’s UPR resin production. Pricing is not specified in the Milliken Agreement, but the agreement notes pricing will be “reasonable,” reflecting industry conditions with initial pricing negotiated in good faith. No payments under the Milliken Agreement are due until initial production at the Ironton Facility begins. Operations at the Ironton Facility are scheduled to begin in the fourth quarter of 2022. Although Milliken and PureCycle have not yet agreed on initial pricing or specified quantities, based on current market rates and conditions and PureCycle’s forecasted operations timeline, the Company estimates additives needed for 2022 under the Milliken Agreement will cost approximately $385.0 thousand.
Related Party Transactions Entered into in Connection with the Business Combination
Investor Rights Agreement
At the Closing of the transactions contemplated by the Merger Agreement, ParentCo, certain Legacy PCT unitholders representing at least 70% of PCT LLC’s outstanding membership interests and certain stockholders of ROCH (including certain ROCH officers, directors and sponsors) entered into an Investor Rights Agreement, which was a closing condition of the parties to consummate the Business Combination. Pursuant to the Investor

Rights Agreement, such Legacy PCT unitholders have agreed to vote in favor of two board designees nominated by a majority of such stockholders of ROCH for a period of two years following the Closing Date (the “IRA Designees”), provided that in the event a majority of the holders of the Pre-PIPE Shares (as defined in the Investor Rights Agreement) choose to select one of the IRA Designees, the majority of such stockholders of ROCH will select one of the IRA Designees and such holders of the Pre-PIPE Shares will select the other. Pursuant to these provisions, ROCH designated Mr. Fernando Musa to assume a seat on the Company’s Board upon the consummation of the Business Combination and the holders of the Pre-PIPE Shares designated Mr. Jeffrey Fieler to assume the other seat as an IRA Designee. The holders of the Pre-PIPE Shares may continue to select an IRA Designee until they no longer hold 10% or more of the outstanding Combined Company’s Common Stock. Such Legacy PCT unitholders have also agreed, subject to certain limited exceptions, not to transfer ParentCo Common Stock received in the Business Combination except as follows:
•From and after the six-month anniversary of the Closing Date, each Founder (as defined in the Investor Rights Agreement) may sell up to 20% of such Founder’s ParentCo Common Stock and each Legacy PCT unitholders that is not a Founder may sell up to 33.34% of such Legacy PCT unitholders’ ParentCo Common Stock.
•From and after the one-year anniversary of the Closing Date, each Founder may sell up to an additional 30% of such Founder’s ParentCo Common Stock and each Legacy PCT unitholders that is not a Founder may sell up to an additional 33.33% of such Legacy PCT unitholders’ ParentCo Common Stock.
•From and after the Phase II Facility becoming operational, as certified by Leidos, an independent engineering firm, each Founder may sell up to an additional 50% of such Founder’s ParentCo Common Stock and each Legacy PCT unitholders that is not a Founder may sell up to an additional 33.33% of such PCT shares of ParentCo Common Stock; provided that, in the case of Procter & Gamble, such lock-up will terminate in any event no later than April 15, 2023.
The Investor Rights Agreement also contains registration rights in favor of the Legacy PCT unitholders and ROCH stockholders pursuant to which the Company will be obligated to file a registration statement to register the resale of certain securities of the Company held by the holders under the Investor Rights Agreement (the “IRA Holders”) . IRA Holders also have certain demand rights and “piggy-back” registration rights, subject to certain requirements and customary conditions.
Founder Support Agreement
In connection with the execution of the Merger Agreement, certain of the Initial Stockholders entered into the Founder Support Agreement with ROCH, ParentCo, and PCT, pursuant to which such Initial Stockholders agreed to vote an aggregate of 1,861,987 shares of ROCH Common Stock beneficially owned by them, representing approximately 19% of ROCH’s outstanding shares, in favor of each of the proposals presented at the Special Meeting of stockholders of ROCH held on March 16, 2021 to approve the Business Combination and related matters (collectively, the “Proposals”). At the Special Meeting of stockholders of ROCH, the ROCH stockholders approved the Business Combination and all matters relating thereto. Such Initial Stockholders also agreed to use their reasonable best efforts to take all actions reasonably necessary to consummate the Business Combination and to not take any action that would reasonably be expected to materially delay or prevent the satisfaction of the conditions to the Business Combination set forth in the Merger Agreement. In addition, such Initial Stockholders also agreed that they would not sell, assign or otherwise transfer any of the Insider Shares (as defined therein) unless the buyer, assignee or transferee executes a joinder agreement to the Founder Support Agreement. We agreed that we would not register any sale, assignment or transfer of such Insider Shares on our transfer ledger (book entry or otherwise) that is not in compliance with the Founder Support Agreement.
Company Support Agreement
In connection with the execution of the Merger Agreement, Legacy PCT unitholders representing 74.78% of the voting issued and outstanding Company LLC Interests entered into the Company Support Agreement with ROCH, ParentCo, and PCT, pursuant to which such Legacy PCT unitholders agreed to vote all LLC Interests beneficially owned by them in favor of each of the Proposals, to use their reasonable best efforts to take all actions reasonably necessary to consummate the Business Combination and to not take any action that would reasonably be expected to materially delay or prevent the satisfaction of the conditions to the Business Combination set forth in the Merger Agreement. In addition, such Legacy PCT unitholders also agreed that they would not sell, assign or otherwise transfer any of the Company LLC Interests held by them, with certain limited exceptions, unless the buyer, assignee or transferee executes a joinder agreement to the Company Support Agreement.
Business Combination Private Placement: the PIPE
In connection with the execution of the Merger Agreement, ROCH entered into Subscription Agreements with the Subscribers (as defined in the Subscription Agreements), pursuant to which the Subscribers agreed to purchase, and ROCH agreed to sell the Subscribers, an aggregate of 25,000,000 shares of ROCH Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $250.0 million, all of which were exchanged for ParentCo Common Stock in connection with the closing of the Business Combination.
Sylebra Capital purchased 10,000,000 shares of ROCH Common Stock in the PIPE for an aggregate purchase price of $100.0 million.
The Magnetar Investors, in conjunction with certain other investors, purchased approximately 3,100,000 shares of ROCH Common Stock in the PIPE for an aggregate purchase price of approximately $31.0 million.
Director Mr. Fieler agreed to purchase 1,000,000 shares of ROCH Common Stock in the PIPE for an aggregate purchase price of $10.0 million, which amount was reduced to 700,000 shares for an aggregate purchase price of $7.0 million in connection with the finalization of the PIPE allocations.
Certain offering related expenses were payable by ROCH and PCT, including customary fees payable to the placement agents: Roth Capital Partners, LLC (“Roth”), Craig-Hallum Capital Group LLC (“C-H”) and Oppenheimer & Co. Inc. (“Oppenheimer”). Byron Roth, Gordon Roth and Aaron Gurewitz, the Chairman and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and Head of Equity Capital Markets, respectively, at Roth, and Rick Hartfiel and John Lipman, the Managing Partner and Head of Investment Banking and Partner and Managing Director of Investment Banking, respectively, at C-H, are either officers or directors (or both, in the case of Byron Roth and John Lipman) of ROCH. While no direct compensation arrangements regarding such individuals have been entered into regarding such fees, these executives may benefit indirectly from any such amounts payable to their respective organizations. Such commitments have been made by way of Subscription Agreements by and between each Subscriber and ROCH.
Class A Unit Purchase Agreement with Sylebra Capital
On November 12, 2020, pursuant to four Class A Unit Purchase Agreements dated as of the same date, by and between PCT and each of BEMAP Master Fund Ltd., Blackwell Partners LLC — Series A, Sylebra Capital Parc Master Fund and Sylebra Capital Partners Master Fund, Ltd. (each an entity subject to an investment management agreement or sub-management agreement with Sylebra Capital Limited, together, “Sylebra Capital” and the agreements entered into, collectively, the “Sylebra Capital Class A Unit Purchase Agreements”), PCT issued and sold an aggregate of 684,190 Class A Common Units to Sylebra Capital for an aggregate purchase price of approximately $60.0 million or approximately $87.69 per unit, subject to certain adjustments.
In connection with the Sylebra Capital Class A Unit Purchase Agreements, and as documented in the Investor Rights Agreement, Sylebra Capital will be entitled to select one member of the Board and has initially designated Mr. Fieler to serve in such role.
Related Party Transactions Entered into Prior to the Business Combination
Note Purchase Agreement with Magnetar Capital LLC
On October 6, 2020, pursuant to the Note Purchase Agreement, the Magnetar Investors agreed to purchase from PCT, and PCT agreed to issue to the Magnetar Investors (in one or more transactions), up to 60.0 million principal amount of Convertible Notes. The Convertible Notes are convertible into PCT Common Stock (as defined in the Magnetar Indenture) on the terms and subject to the limitations set forth in the Magnetar Indenture.
The first and second interest payments of $1.7 million and $1.8 million, respectively, were due on April 15, 2021 and October 15, 2021, respectively, and were paid entirely in kind, which increased the principal amount of the Convertible Notes by a total of $3.5 million (“PIK Interest”). Other than an initial period immediately after the consummation of the Business Combination, the Notes were convertible through the Maturity Date at the option of the holder.
During the fourth quarter of 2021, the entire $63.5 million principal balance of the Notes was converted into 9.2 million shares of common stock.
Right of First Refusal Agreement
On October 7, 2020, and in connection with the Note Purchase Agreement, PCT entered into a right of first refusal agreement (the “ROFR Agreement”) with the Magnetar Investors pursuant to which PCT granted to the Magnetar Investors a right of first refusal with respect to any such Indebtedness (as defined in the Magnetar Indenture) or any other debt, indebtedness or preferred equity of any nature that may be incurred by PCT or any of its respective Subsidiaries (as defined in the Magnetar Indenture) from time to time (collectively, the “Company Group”) on or after October 7, 2020. After October 15, 2022, subject to extension to April 15, 2023 at the election of PCT, PCT may terminate the ROFR Agreement at any time and for any reason. The Magnetar Investors may terminate the ROFR Agreement at any time and for any reason.
Class A Unit Purchase Agreement with Pure Crown LLC
On October 4, 2020, pursuant to the Class A Unit Purchase Agreement dated as of the same date, by and between PCT and Pure Crown LLC (the “Pure Crown Class A Unit Purchase Agreement”), PCT issued and sold an aggregate of 115,428 Class A Common Units to Pure Crown LLC for an aggregate purchase price of $10.0 million or $86.634 per unit, subject to certain adjustments.
In connection with the Class A Unit Purchase Agreement, PCT entered into a letter agreement, dated October 5, 2020, with Pure Crown LLC (the “Pure Crown Letter Agreement”) whereby, provided certain conditions are met, (1) Pure Crown LLC will be entitled to select one member of the Board and (2) Pure Crown LLC agreed to purchase an additional 173,142 Class A Common Units from PCT.
In October 2020, PCT issued an aggregate of 50,000 Class C Units to Pure Crown LLC, with an approximate aggregate value of approximately $1.6 million, as an inducement to enter into the Pure Crown Class A Unit Purchase Agreement.
On December 2, 2020, pursuant to the Pure Crown Letter Agreement, PCT issued and sold an aggregate of 173,142 Class A Common Units to Pure Crown LLC for an aggregate purchase price of $15.0 million or $86.634 per unit, subject to certain adjustments.
Agreements with Innventus ESG Fund I, L.P., Innventure1, LLC, Innventure LLC and Innventure Management Services LLC
Innventus ESG Fund I, L.P. (formerly known as Innventus Fund I, L.P.) (“Innventus”) is a holder of PCT’s capital stock and is affiliated with Innventure1, LLC (“Innventure1”). Innventure1 is the majority member of Innventure, which is a large holder of PCT’s capital stock. Wasson Enterprise, LLC, through a subsidiary which was a greater than 5% unit holder in PCT LLC, owns a minority interest in Innventure.
Chairman, director and Chief Executive Officer Michael Otworth is the former Chief Executive Officer and a current Director of Innventure1, former Chief Executive Officer and current chair of the board of directors of Innventure and is on the Investment Committee of Innventus. Director Dr. John Scott is a co-founder and member of Innventure1, a co-founder, principal and Chief Science Officer of Innventure, and is also on the Investment Committee of Innventus. Former director Rick Brenner is a Director of Innventure1. Due to these affiliations with material capital stockholders of PCT, Messrs. Otworth, Scott and R. Brenner may be deemed to have a direct or indirect material interest in transactions with Innventus, Innventure1 and Innventure.

Management Services
For the years ended December 31, 2021 and 2020 the Company paid $178.2 thousand and $339.6 thousand, respectively, for management services provided by certain personnel of Innventure Management Services LLC (“Management Services”), an affiliate of Innventure, and as of December 31, 2021 and 2020, the Company owed to Management Services $1.5 thousand and $30.5 thousand, respectively.
Lease
From May 2018 to September 2020, PCT leased certain land for the Ironton Facility (excluding the leased office space described in the section titled Part I, Item 2. (“Properties”) of this Form 10-K) from Innventure and paid $28.0 thousand per month over that period for a total of $812.0 thousand. Innventure had purchased the land from the Lawrence County Economic Development Corporation with a term loan from Closed Loop Fund, LP. On October 8, 2020, a PCT subsidiary purchased the land from Innventure by paying in full the remaining Closed Loop Fund, LP term loan of $2.7 million, consisting of principal, accrued and unpaid interest and legal fees.
Project Fee
Pursuant to an Amended and Restated Agreement for Services dated February 25, 2019 (the “Agreement for Services”) by and among Innventure, PCT, and a certain consultant of Innventure (the “consultant”), PCT agreed to pay the consultant 1.5% of the proceeds (the “Project Fee”) of the Series 2020A Bonds offered pursuant to the Loan Agreement. The total Project Fee is approximately $3.3 million. Director Dr. John Scott is listed as a beneficiary of this agreement and received 50% of the Project Fee minus a retainer fee kept by the consultant. On November 13, 2020, PCT paid Director Dr. John Scott’s wholly-owned entity Corporate Development Group approximately $1.5 million, representing the portion of the Project Fee due to him under the Agreement for Services.
Indebtedness
On July 19, 2019, in connection with the Note and Warrant Purchase Agreement between PCT and Innventus, PCT borrowed $600.0 thousand from Innventus pursuant to a Negotiable Promissory Note (the “Innventus Note”) at an annual interest rate of 1-month LIBOR plus 8.00%. Since the date of the Innventus Note, the largest aggregate amount of principal outstanding under the Innventus Note was $600.0 thousand. On February 15, 2020, the Innventus Note was paid in full. Until paid in full, the total interest paid on the Innventus Note was $26.2 thousand.
Since January 1, 2018, PCT has received funding and support services from Innventure1 LLC. These advances were unsecured, non-interest bearing with no formal terms of repayment. Since January 1, 2018, the largest aggregate amount of principal advanced from Innventure1 LLC to PCT was $4.2 million. Since January 1, 2018, the total amount paid to Innventure1 LLC was $7.3 million and total interest paid was $0. As of December 31, 2021, there is no principal outstanding.
On April 22, 2020, in connection with that certain Pre-Purchase Agreement, Innventure (formerly known as We-Innventure LLC) entered into a guaranty with the Pre-Purchase Term Sheet counterparty to unconditionally guarantee PCT’s obligation to reimburse the received $5.0 million pre-payment upon PCT’s failure to meet certain performance thresholds (as described above). The total amount paid by Innventure under the guaranty is $0 and total interest paid is $0. As of December 31, 2021, there is no principal outstanding under the guaranty.
Since January 1, 2018, PCT has received funding and support services from Wasson Enterprise, LLC, an affiliate and greater than 5% unitholder of Innventure. Since January 1, 2018, the largest aggregate amount of principal advanced from Wasson Enterprise, LLC to PCT was approximately $746.1 thousand, which was the outstanding balance due to Wasson Enterprise as of December 31, 2019. These advances were unsecured, non-interest bearing with no formal terms of repayment. On March 26, 2020, PCT repaid $375.0 thousand of the advances from Wasson Enterprise, LLC. On March 31, 2020 under an Assignment of Indebtedness agreement, Wasson Enterprise, LLC assigned the remaining amount of $371.1 thousand to Innventure.

Private Placements of PCT LLC’s Securities
Class A Units
In October 2020 and December 2020, PCT issued and sold an aggregate of 346,284 Class A Units at a purchase price of $86.634 per unit, for an aggregate purchase price of $30.0 million.
The table below sets forth the number of Class A Units purchased by PCT’s related parties in the above referenced transactions:

Stockholder	Class A Units	Purchase Price
Pure Crown LLC*	288,570	$25.0 million
* Pure Crown LLC is a greater than 5% unit holder in PCT pursuant to the Pure Crown Class A Unit Purchase Agreement and Pure Crown Letter Agreement, as disclosed above.
Class B-1 Preferred Units
Between September 2018 and January 2020, PCT issued and sold an aggregate of 644,885 Class B-1 Preferred Units, at a purchase price of $37.605 per unit, for an aggregate purchase price of approximately $24.3 million to the PCT related parties set forth in the table below:

Stockholder	Class B-1 Units	Purchase Price
Innventus ESG Fund I, L.P.*	378,963	Approximately $14.3 million
Pure Crown LLC*	265,922	$10.0 million
* Innventus ESG Fund I, L.P. (formerly known as Innventus Fund I, L.P.) is a greater than 5% unit holder in PCT.
** Pure Crown LLC is a greater than 5% unit holder in PCT pursuant to the Pure Crown Class A Unit Purchase Agreement and Pure Crown Letter Agreement, as disclosed above.
Class C Units
In August 2020, PCT issued an aggregate of 37,500 Class C Units to Pure Crown LLC, with an approximate aggregate value of $1.2 million as compensation for director Tanya Burnell’s board service.
Glockner Finance, a division of Auto Now Acceptance Co., LLC
On May 5, 2017, PCT entered into a revolving line of credit facility (the “Glockner Line of Credit”) with Glockner Finance, a division of Auto Now Acceptance Co., LLC, which is an entity affiliated with and controlled by former PCT LLC director Andy Glockner. Former PCT LLC director and Chief Financial Officer James O. Donnally is the Vice President and Chief Financial Officer of Glockner Finance. PCT Director Timothy Glockner is the president of Glockner Enterprises, an entity affiliated with Glockner Finance. Since the initiation of the Glockner Line of Credit, the largest aggregate amount of principal outstanding was $14,000,000. Since the initiation of the Glockner Line of Credit, the total principal paid under the Line of Credit was $14,000,000 and total interest paid was approximately $2.9 million. As of September 30, 2020, the interest payable on the Glockner Line of Credit was 16% per year. The Glockner Line of Credit was paid off in full on December 21, 2020. As of December 31, 2021 and December 31, 2020, the outstanding balance on the Glockner Line of Credit is $0. PCT incurred $0 and $1.6 million of interest cost during the years ended December 31, 2021 and 2020, respectively.
Bird Creek Capital Consulting Services Agreement
On September 29, 2020, PCT entered into a Consulting Services Agreement (the “Bird Creek Agreement”) with Bird Creek Capital, LLC (“Bird Creek”). Former Chief Financial Officer Michael Dee served as the Managing Member of Bird Creek during this time. Pursuant to the Bird Creek Agreement, Bird Creek provided certain consulting services to PCT, including in connection with the negotiation of PCT’s potential financings and capital structure. The fee payable to Bird Creek pursuant to the Bird Creek Agreement was to be negotiated between the parties in good faith following the date of the Bird Creek Agreement. Certain payments made pursuant to the

Dee Employment Agreement (as defined below) are deemed to satisfy, in full, PCT’s obligations under the Bird Creek Agreement. For more details, see the section entitled “Item 11. Executive Compensation—Other 2021 Compensation—Bonus Compensation.”
Employment Arrangements
Since January 1, 2018, PCT has entered into employment arrangements with Innventure and Wasson Enterprises, LLC, pursuant to which certain employees received allocated compensation from Innventure or Wasson Enterprises, LLC for services rendered to PCT. For the years ended December 31, 2021 and 2020, Tayt Rule received compensation from Wasson Enterprises, LLC in the amount of $0 and $210.0 thousand, respectively, for services provided as Chief Operating Officer of PCT.
Other Compensation
Director Dr. Scott’s wholly-owned entity, Corporate Development Group, received cash compensation for Director Dr. Scott’s services as an officer and director of PCT at the annual rate of $60.0 thousand payable monthly, beginning January 2020 and ending March 2021. Since January 1, 2020, PCT has paid a total of approximately $1.7 million to Corporate Development Group, including the payment of the portion of the Project Fee (as defined above) due to Director Dr. Scott of approximately $1.5 million pursuant to the Agreement for Services.
Review, Approval or Ratification of Transactions with Related Persons.
The Company's audit committee has the primary responsibility for reviewing and approving or disapproving "related party transactions," which are transactions between the Company and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The written charter of the Company's audit committee provides that the Company's audit committee will review and approve in advance any related party transaction.
Related Person Transaction Policy
Our Board's related party transaction approval policy requires, among other things, that:
•The Audit Committee shall review the material facts of all related person transactions.
•In reviewing any related person transaction, the Audit Committee will take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to the Company than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction.
•In connection with its review of any related person transaction, the Company shall provide the Audit Committee with all material information regarding such related person transaction, the interest of the related person and any potential disclosure obligations of the Company in connection with such related person transaction.
•If a related person transaction will be ongoing, the Audit Committee may establish guidelines for the Company's management to follow in its ongoing dealings with the related person.

Item 14.    Principal Accountant Fees and Services
Principal Accounting Fees and Services
The following table sets forth the amount of audit fees, audit-related fees, tax fees, and all other fees billed for services by Grant Thornton, LLP (“Grant Thornton”) for the years ended December 31, 2021 and 2020. All audit and non-audit services provided to the Company by the independent registered public accounting firm are pre-approved by the Audit Committee, and the Audit Committee considers the provision of such non-audit services when evaluating the accounting firm’s independence.

	2021	2020
Audit Fees(1)	$596,350	$405,773
Audit-Related Fees	—	—
Tax Fees(2)	209,570	75,998
All Other Fees(3)	—	—
Total Fees	$805,920	$481,771
(1) Includes fees for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, issuances of comfort letters and consents for securities offerings and for other services that only the Company’s independent registered public accounting firm can reasonably provide.
(2) Includes fees for professional services in connection with tax compliance, planning and advice.
(3) Includes fees for all services other than those covered above under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees. No such fees existed for the years ended December 31, 2021 and 2020.

PART IV
ITEM 15. Exhibit and Financial Statement Schedules.
(a) List of documents filed as part of this annual report on Form 10-K:
1.Financial Statements of the Registrant: See “Index to Consolidated Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
2.Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(b) Exhibits:
The exhibits listed in the following index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

3.1
Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

3.2	Amended and Restated Bylaws of PureCycle Technologies, Inc (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))
4.3	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))
4.4	Specimen Warrant Certificate (included in Exhibit 4.2) (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))
4.5
Warrant Agreement between Continental Stock Transfer & Trust Company  and Roth CH Acquisition I Co. (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

4.6
The Indenture of Trust, dated as of October 1, 2020, between Southern Ohio Port Authority and UMB Bank, N.A. (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

4.7
Form of Series 2020A Bond (included as Exhibit A-1 to the Indenture of Trust filed as Exhibit 4.6 to this Annual Report) (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

4.8
Form of Series 2020B Bond (included as Exhibit A-2 to the Indenture of Trust filed as Exhibit 4.6 to this Annual Report) (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

4.9
Form of Series 2020C Bond (included as Exhibit A-3 to the Indenture of Trust filed as Exhibit 4.6 to this Annual Report) (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

4.10
Redeemable Conditional Warrant to Purchase Securities of Roth CH Acquisition I Co. Parent Corp., dated November 16, 2020, by and between Roth CH Acquisition I Co. Parent Corp., PureCycle Technologies LLC, and Recycled Resin Investors, LLC (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

4.11
Amended and Restated Guaranty of Completion, made and entered into as of May 11, 2021 and effective as of October 7, 2020, by PureCycle Technologies LLC, a Delaware limited liability company (the “Guarantor”), in favor of UMB Bank, N.A., a national banking association, as trustee (incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on May 19, 2021)**

10.1	PIPE Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 16, 2020)
10.2	Form of Investor Rights Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))
10.3
Loan Agreement, dated as of October 1, 2020, by and between Purecycle: Ohio LLC and Southern Ohio Port Authority (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

10.4
Form of the Series 2020A Promissory Note (included as Exhibit A-1 to the Loan Agreement filed as Exhibit 10.3 to this Registration Statement) (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.5
Form of the Series 2020B Promissory Note (included as Exhibit A-2 to the Loan Agreement filed as Exhibit 10.3 to this Registration Statement) (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.6
Form of the Series 2020C Promissory Note (included as Exhibit A-3 to the Loan Agreement filed as Exhibit 10.3 to this Registration Statement) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.7
Guaranty of Completion, dated as of October 7, 2020, by PureCycle Technologies LLC in favor of UMB Bank, N.A. (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

10.8
Security Agreement, dated as of October 7, 2020, by and between Purecycle: Ohio LLC and UMB Bank, N.A. (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

10.9
Side Letter Agreement, dated as of October 5, 2020, by and between PureCycle Technologies LLC and Pure Crown LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

10.10
Amended and Restated Patent License Agreement, dated July 28, 2020, by and between PureCycle Technologies LLC and The Procter & Gamble Company (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))**

10.11
PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.12
Form of PureCycle Technologies, Inc. Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.13
Amended and Restated Purchase Option Agreement, dated November 20, 2020, by and between PureCycle Technologies LLC, Roth CH Acquisition Co. Parent Corp., and AptarGroup, Inc. (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

10.14
CEO Executive Employment Agreement between Michael Otworth and PureCycle Technologies LLC, dated November 14, 2020 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.15
Executive Employment Agreement between David Brenner and PureCycle Technologies LLC, dated November 14, 2020 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.16
Form of PureCycle Technologies LLC Restrictive Covenants Agreement (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.17
Technology Sublicense Agreement, dated November 13, 2019, by and between PureCycle Technologies LLC and Impact Laboratories Limited (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.18
Amendment and Addendum to Technology Sublicense Agreement, dated May 27, 2020, by and between PureCycle Technologies LLC and Impact Laboratories Limited (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.19
Second Amendment and Addendum to Technology Sublicense Agreement, dated December 15, 2020, by and between PureCycle Technologies LLC and Impact Laboratories Limited (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847))

10.20
Nonqualified Stock Option Agreement, dated March 17, 2021, by and between PureCycle Technologies, Inc. and Michael Dee (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

10.21
Amendment, dated May 10, 2021, to Nonqualified Stock Option Agreement, dated March 17, 2021, by and between PureCycle Technologies, Inc. and Michael Dee (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021)

10.22	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))
10.23
Joinder Agreement to the Note Purchase Agreement, dated March 17, 2021, by and between PureCycle Technologies LLC and Roth CH Acquisition I Co. Parent Corp (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

10.24
Side Letter agreement, dated February 12, 2021, by and between PureCycle Technologies, Inc. and The Procter & Gamble Company amending certain provisions of the Amended and Restated Patent License Agreement, dated July 28, 2020, by and between PureCycle Technologies LLC and The Procter & Gamble Company (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 19, 2021)**

10.25	Magnetar Registration Rights Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 19, 2021)
10.26	PureCycle Technologies, Inc. Executive Severance Plan, dated May 10, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2021)
10.27
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2021)

10.28
Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Award Agreement for Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2021)

10.29	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement for CFO (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2021)
10.30
Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Agreement for CFO (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2021)

10.31
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Directors (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021)

10.32
Separation Agreement, dated December 11, 2021, by and between PureCycle Technologies, Inc. and Michael E. Dee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as amended, filed on December 15, 2021)

10.33	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022).
10.34	Board of Representation Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2022).
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Grant Thornton LLP. *
31.1	Rule 13a - 14(a) Certification by Michael Otworth, Chairman and Chief Executive Officer, for the fiscal year ended December 31, 2021.*
31.2	Rule 13a - 14(a) Certification by Lawrence Somma, Chief Financial Officer, for the fiscal year ended December 31, 2021.*
32.1	Section 1350 Certification by Michael Otworth, Chairman and Chief Executive Officer, for the fiscal year ended December 31, 2021. *
32.2	Section 1350 Certification by Lawrence Somma, Chief Financial Officer, for the fiscal year ended December 31, 2021. *
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
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
PURECYCLE TECHNOLOGIES INC.
(Registrant)

By: ___/s/ Michael Otworth_________________
Michael Otworth
Chairman, Chief Executive Officer and Director

Date: March 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Otworth	Chairman, Chief Executive Officer and Director	March 29, 2022
Michael Otworth	(Principal Executive Officer)

/s/ Lawrence Somma	Chief Financial Officer	March 29, 2022
Lawrence Somma	(Principal Financial Officer)

/s/ Missy Trednick	Corporate Controller	March 29, 2022
Missy Trednick	(Principal Accounting Officer)

/s/ Tanya Burnell	Director	March 29, 2022
Tanya Burnell

/s/ Dr. John Scott	Director	March 29, 2022
Dr. John Scott

/s/ Jeffrey Fieler	Director	March 29, 2022
Jeffrey Fieler

/s/ Timothy Glockner	Director	March 29, 2022
Timothy Glockner

/s/ Fernando Musa	Director	March 29, 2022
Fernando Musa