Form 10-Q
period 2022-03-31
PureCycle Technologies, Inc.
filed 2022-05-12
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 10, 2022, there were approximately 163,232,226 shares of the registrant's common stock outstanding, par value $0.001 per share, outstanding.

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
The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”) entitled “Risk Factors,” those discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:
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

PureCycle Technologies, Inc.
PART I - FINANCIAL INFORMATION — CONTINUED
•    PCT’s ability to obtain funding for its operations and future growth;
•    developments and projections relating to PCT’s competitors and industry;
•    the outcome of any legal or regulatory proceedings to which PCT is, or may become, a party including the recently filed securities class action case;
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
•    turnover or increases in employees and employee-related costs;
•    changes in the prices and availability of labor (including labor shortages), transportation and materials, including significant inflation, and PCT’s ability to obtain them in a timely and cost-effective manner;
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

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands except per share data)	March 31, 2022	December 31, 2021
CURRENT ASSETS
Cash	$198,169	$33,417
Debt securities available for sale	219,759	167,365
Restricted cash – current	100,210	141,855
Prepaid expenses and other current assets	3,191	2,712
Total current assets	521,329	345,349
Restricted cash – non-current	91,663	88,586
Prepaid expenses and other non-current assets	5,524	5,535
Operating lease right-of-use assets	13,953	—
Property, plant and equipment, net	266,305	225,214
TOTAL ASSETS	$898,774	$664,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,841	$1,401
Accrued expenses	19,330	35,526
Accrued interest	6,127	1,532
Total current liabilities	27,298	38,459
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Bonds payable	232,752	232,508
Warrant liability	55,876	6,113
Operating lease right-of-use liabilities	13,561	—
Other non-current liabilities	1,106	1,069
TOTAL LIABILITIES	$335,593	$283,149

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 163,234 and 127,647 shares issued and outstanding as of March 31, 2022 and December 31, 2021	$163	$128
Additional paid-in capital	746,806	539,423
Accumulated other comprehensive loss	(577)	(237)
Accumulated deficit	(183,211)	(157,779)
TOTAL STOCKHOLDERS' EQUITY	563,181	381,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$898,774	$664,684
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2022	2021
(in thousands except per share data)
Costs and expenses
Operating costs	$4,048	$2,130
Research and development	339	547
Selling, general and administrative	14,747	7,624
Total operating costs and expenses	19,134	10,301
Interest expense	444	2,043
Change in fair value of warrants	5,835	13,621
Other income	19	109
Total other expense	6,298	15,773
Net loss	$(25,432)	$(26,074)
Loss per share
Basic and diluted	$(0.19)	$(0.51)
Weighted average common shares
Basic and diluted	133,244	51,223

Other comprehensive loss:
Unrealized loss on debt securities available for sale	$(340)	$—
Total comprehensive loss	$(25,772)	$(26,074)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2022
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	—	$—	—	$—	—	$—	—	$—	$539,423	$(237)	$(157,779)	$381,535
Issuance of common stock	35,714	35	—	—	—	—	—	—	—	—	205,261	—	—	205,296
Share repurchase	(130)	—	—	—	—	—	—	—	—	—	(1,049)	—	—	(1,049)
Equity based compensation	3	—	—	—	—	—	—	—	—	—	3,171	—	—	3,171
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(340)	—	(340)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(25,432)	(25,432)
Balance, March 31, 2022	163,234	$163	—	$—	—	$—	—	$—	—	$—	$746,806	$(577)	$(183,211)	$563,181

	For the Three Months Ended March 31, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	—	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $28.0 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	—	293,966
Issuance of restricted stock awards	775	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Forfeiture of restricted stock	(3)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Equity based compensation	—	—	—	—	—	—	—	—	—	—	68	—	—	68
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,074)	(26,074)
Balance, March 31, 2021	117,349	$117	—	$—	—	$—	—	$—	—	$—	$455,475	$—	$(106,351)	$349,241
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(25,432)	$(26,074)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	3,171	307
Fair value change of warrants	5,835	13,621
Depreciation expense	818	490
Amortization of debt issuance costs and debt discounts	244	841
Amortization of premium on debt securities	146	—
Operating lease amortization expense	287	—
Issuance costs attributable to warrants	—	109
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(479)	(1,770)
Prepaid expenses and other non-current assets	11	(1,685)
Accounts payable	747	423
Accrued expenses	(2,503)	(13,037)
Accrued interest	324	1,207
Deferred revenue	—	5,000
Operating right-of-use liabilities	(93)	—
Net cash used in operating activities	$(16,924)	$(20,568)
Cash flows from investing activities
Construction of plant	(52,177)	(33,891)
Purchase of debt securities, available for sale	(98,070)	—
Sale and maturity of debt securities, available for sale	45,189	—
Net cash used in investing activities	$(105,058)	$(33,891)
Cash flows from financing activities
Proceeds from issuance of common stock	206,071	—
Proceeds from issuance of warrants	43,929	—
Payments to repurchase shares	(1,049)	—
Common stock issuance costs	(775)	—
Other (payments) proceeds from financing activities	(10)	55
Proceeds from ROCH and PIPE financing, net of issuance costs	—	298,461
Bond issuance costs	—	(4,067)
Convertible notes issuance costs	—	(480)
Net cash provided by financing activities	$248,166	$293,969
Net increase in cash and restricted cash	126,184	239,510
Cash and restricted cash, beginning of period	263,858	330,574
Cash and restricted cash, end of period	$390,042	$570,084
Supplemental disclosure of cash flow information
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$13,918	$16,437
Additions to property, plant, and equipment in accounts payable	$329	$—
Additions to property, plant, and equipment in accrued interest	$4,271	$4,270
Non-cash financing activities
Initial fair value of acquired warrant liability	$—	$4,604
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
The Company incurred approximately $5.2 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination. Of this, $3.2 million was recorded in general and administrative expenses on the consolidated statement of comprehensive loss for the three months ended March 31, 2021.
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
Refer to Note 6 – Warrants for further information.
Private Placement Offering
On March 7, 2022, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “2022 PIPE Investors”), pursuant to which the Company agreed to sell to the Investors, in a private placement, shares of the Company’s common stock, par value $0.001 per share, and Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) at a price of $7.00 per share of Common Stock and one-half (1/2) of one Series A Warrant (the “2022 PIPE Offering”).

On March 17, 2022, the Company closed the 2022 PIPE Offering and issued to the 2022 PIPE Investors an aggregate of 35,714,272 shares of Common Stock and Series A Warrants to purchase an aggregate of 17,857,136 shares of Common Stock. The Company received approximately $250 million in gross proceeds from the 2022 PIPE Offering. The Company incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering.
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
balances and transactions were eliminated upon consolidation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2022. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the three months ended March 31, 2022 and 2021.
Potential Impact of COVID-19 on the Company’s Business
The extent to which the COVID-19 pandemic and the restrictions resulting from the pandemic will continue to impact the Company’s business, financial condition or results of operations will depend on future developments, which are highly uncertain and cannot be accurately predicted. The Company has implemented certain policies and procedures to continue its operations in light of the COVID-19 pandemic and the restrictions resulting from the pandemic.
Liquidity
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying condensed consolidated interim financial statements, the Company has not yet begun commercial operations and does not have any sources of revenue. As of March 31, 2022, and December 31, 2021, the Company had an unrestricted cash balance of $198.2 million and $33.4 million, respectively, working capital of $494.0 million and $306.9 million, respectively, and an accumulated deficit of $183.2 million and $157.8 million, respectively. For the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $25.4 million and $26.1 million, respectively.
Emerging Growth Company
At March 31, 2022, we qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

Immaterial Corrections Related to Prior Periods
We have identified immaterial corrections to prior periods related to capitalization of interest associated with the tax-exempt revenue bonds. We evaluated the effects of these corrections on the unaudited condensed consolidated financial statements for the three months ended March 31, 2021 individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We have concluded that no period is materially

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
misstated. Accordingly, we have reflected the prior period impacts and associated revisions for these periods presented herein. The revision increased property, plant and equipment, net and decreased interest expense by $4.1 million for the three months ended March 31, 2021.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of March 31, 2022, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as commercial paper with maturities of 90 days or less at acquisition. As of December 31, 2021, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low.
Investments

The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of March 31, 2022 and December 31, 2021 have been classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits (“NFPs”) and public NFPs that have not yet issued (or made available for issuance) financial statements reflecting the new standard. The Company adopted Topic 842 and applicable technical updates as of January 1, 2022 using the modified retrospective transition method. See Note 14 for further details.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”), which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company's financial statements and does not expect it to have a material impact on the consolidated financial statements.
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
Convertible Notes
On October 6, 2020, Legacy PCT entered into a Senior Notes Purchase Agreement (the “Agreement”) with certain investors. The Agreement provides for the issuance of Senior Convertible Notes (the “Notes” or “Convertible Notes”), which have an interest rate of 5.875% and mature on October 15, 2022 (the “Maturity Date”). The initial closing took place on the date of the Indenture on October 7, 2020 (the “First Closing”), upon which $48.0 million in aggregate principal of Notes were issued to the Investors (“the Magnetar Investors”). The Agreement also includes an obligation for the Company to issue and sell, and for each of the Magnetar Investors to purchase, Notes in the principal amount of $12.0 million within 45 days after the Company enters into the Merger Agreement as defined in Note 1 (“Second Closing Obligation”). On December 29, 2020, the remaining Notes were purchased in accordance with the Agreement. The first and second interest payments of $1.7 million and $1.8 million, respectively, were due on April 15, 2021 and October 15, 2021, respectively, and were paid entirely in kind, which increased the principal amount of the Notes by $3.5 million (“PIK Interest”). The Notes were convertible through the Maturity Date at the option of the holder. During the fourth quarter of 2021, the entire $63.5 million principal balance of the Notes was converted into 9.2 million shares of common stock. The conversion increased common stock and Additional paid-in capital by $61.8 million, which represents the converted principal $63.5 million and forfeited interest of $0.1 million, offset by remaining capitalized issuance costs of $1.8 million.
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Three months ended March 31,
	2022	2021
Contractual interest expense	$—	$881
Amortization of deferred financing costs	—	641
Effective interest rate	—%	9.1%
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Bonds” or “Revenue Bonds”) pursuant to an Indenture of Trust dated as of October 1, 2020 (“Indenture”), between SOPA and UMB Bank, N.A., as trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), pursuant to a loan agreement dated as of October 1, 2020 between SOPA and PCO (“Loan Agreement”), to be used to (i) acquire, construct and equip the Ironton Facility; (ii) fund a debt service reserve fund for the Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A Bonds (“Series 2020A Bonds”); (iii) finance capitalized interest; and (iv) pay the costs of issuing the Bonds. The Bonds were offered in three series, including (i) Series 2020A Bonds; (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B; and (iii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The proceeds of the Bonds and certain equity contributions have been placed in various trust funds and non-interest-bearing accounts established and administered by the Trustee under the Indenture. Before each disbursement of amounts in the Project Fund held by the Trustee under the Indenture, PCO is required to submit to the Trustee a requisition for funds to be disbursed outlining the specified purpose of the disbursement and substantiating the expenditure. In addition, 100% of revenue attributable to the production of the Ironton Facility must be deposited into an operating revenue escrow fund held by U.S. Bank Trust Company, National Association, as escrow agent. Funds in the trust accounts and operating revenue escrow account will be disbursed by the Trustee when certain conditions are met, and will be used to pay costs and expenditures related to the development of the Ironton Facility, make required interest and principal payments (including sinking fund redemption amounts) and pay any premium, in certain circumstances required under the Indenture, to redeem the Bonds.
At closing of the Bonds, Legacy PCT contributed $60.0 million in equity and executed a Guaranty of Completion dated as of October 1, 2020 (“Guaranty”) and PureCycle and certain affiliates contributed an additional $40.0 million million in equity upon the Closing of the Business Combination. Under the Guaranty, PureCycle funded a $50.0 million liquidity reserve for the Ironton Facility (“Liquidity Reserve”) and deposited that amount upon the Closing of the Business Combination in an escrow account held by U.S. Bank Trust Company, National Association, as escrow agent. In addition, the Guaranty requires that PureCycle maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, in each case, including the Liquidity Reserve. The Company met these requirements and continues to maintain that cash balance at March 31, 2022. The Guaranty was amended and restated in May 2021 (“ARG”) to include a requirement, among others, that PureCycle replenish the Liquidity Reserve at the level of $50 million until completion of the Ironton Facility and the payment of all Project costs and until conditions relating to certain supply and offtake agreements have been met. Thereafter, the Liquidity Reserve amount will be reduced as provided in the ARG and PureCycle will not be required to replenish the reduced Liquidity Reserve. When all conditions to reducing the Liquidity Reserve to $25 million have been met, the reduced Liquidity Reserve without the obligation of replenishment will remain in place so long as any Series 2020A Bonds remain outstanding under the Indenture.
The Bonds are recorded within Bonds payable in the condensed consolidated balance sheet. The Company incurred $4.8 million and $4.8 million of interest cost during the three months ended March 31, 2022 and 2021, respectively. As the Bond proceeds will be used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $4.3 million and $4.3 million of interest cost during the three months ended March 31, 2022 and 2021, respectively. Management believes the fair value of the Revenue Bonds is not materially different than the carrying amount.
NOTE 4 - STOCKHOLDERS’ EQUITY
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of March 31, 2022, and December 31, 2021, 163.23 million and 127.65 million shares are issued and outstanding, respectively.
Preferred Stock
As of March 31, 2022, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 5 - EQUITY-BASED COMPENSATION
2021 Equity Incentive Plan
On March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).
The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. As of March 31, 2022, approximately 8.28 million shares of common stock are reserved for issuance under the Plan.
Restricted Stock Agreements
RSUs issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan. The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the awards is equal to the fair value of the Company’s common stock at the date of grant. The Company has the option to repurchase all vested shares upon a stockholder’s termination of employment or service with the Company.
For RSUs issued prior to approval of the Plan, the Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. Fair value of the RSUs is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31, 2022	March 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	49.1%
Risk-free rate of return	—%	0.1%
Expected option term (years)	0	0.2
The expected term of the shares granted was determined based on the period of time the shares are expected to be outstanding. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares for the three months ending March 31, 2021 was determined using an initial public offering scenario.
On December 11, 2021, the Company and Michael Dee entered into a separation agreement (the “Separation Agreement”), which sets forth the terms of his transition and certain benefits he is eligible to receive, including continued vesting of 667.0 thousand RSU awards from his July 8, 2021 RSU Agreement, 50% of which vested on March 17, 2022 with the other 50% vesting upon commissioning of the Company’s first commercial plant. This was accounted for as an equity award modification under ASC 718, which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule to match his remaining service period, which ended on January 15, 2022 (the “Separation Date”).

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of restricted stock activity for the three months ended March 31, 2022 and 2021 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2020	762	$1.39	2.12
Granted	143	11.90
Vested	(116)	1.10
Forfeited	(17)	3.13
Non-vested at March 31, 2021	772	$1.98	2.44

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2021	2,671	$14.33	3.38
Granted	980	7.24
Vested	(438)	9.86
Forfeited	(22)	17.50
Non-vested at March 31, 2022	3,191	$12.75	3.40
Equity-based compensation cost is recorded within the selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss, and totaled approximately $3.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
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
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31, 2022	March 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	47.5%
Risk-free rate of return	—%	0.7%
Expected option term (years)	0	4.5
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
The Separation Agreement included provisions for accelerated vesting of 613.0 thousand Stock Options previously granted on March 17, 2021, which were scheduled to vest in equal installments on each anniversary date for three years after the date of grant and vested in full at the Separation Date. This was accounted for as an equity award modification under ASC 718, which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule to match his remaining service period, which ends on the Separation Date.
A summary of stock option activity for the three months ended March 31, 2022 and 2021 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	613	28.90	7.00
Exercised	—	—	—
Forfeited	—	—	—
Balance, March 31, 2021	613	$28.90	7.00

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	613	$28.90	6.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, March 31, 2022	613	$28.90	4.80
Exercisable	613	—	—
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss. The Company recorded a benefit of approximately $158 thousand for the three months ended March 31, 2022 due to fair value adjustments related to modification under the Separation Agreement, and expense of $68 thousand for the three months ended March 31, 2021. The weighted average grant-date fair values of options granted during the three months ended March 31, 2022 and 2021 were $0 and $11.41, respectively. There were no stock options exercised during 2022 or 2021.
Performance-Based Restricted Stock Agreements
The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the performance-based stock units (“Performance PSUs”) will be earned based on achievement of pre-established financial and operational performance objectives and will vest on the date the attainment of such performance objectives as determined by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”), subject to the participant’s continued employment with the

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Company. The Company has also issued PSUs that vest if the market price of the Company’s common stock exceeds a defined target during the performance period (“Market PSUs”, together with the Performance PSUs, the “PSUs”).
The Company issued 853 thousand and 0 PSUs for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, the performance-based provision has not been achieved for any of the outstanding performance-based award.
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
The Separation Agreement included provisions for continued vesting of 200.0 thousand Market PSU awards from the July 8, 2021 PSU Agreement, which will vest if the market price of the Company’s common stock exceeds a defined target during the performance period. This was accounted for as an equity award modification under ASC 718. As the fair value of the award at the date of modification was less than the grant date fair value and all cost for these awards was recognized prior to the modification, there was no impact related to the modified awards.
A summary of the PSU activity for the three months ended March 31, 2022 and 2021 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	0
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2021	—	$—	0

	Number of PSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	424	$18.65	2.00
Granted	853	7.24
Vested	—	—
Forfeited	(14)	19.33
Balance, March 31, 2022	1,263	$10.93	2.25
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss and was not material for the three months ended March 31, 2022 and 2021, respectively.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 6 - WARRANTS
RTI Warrants
RTI Global (“RTI”) holds warrants to purchase 971 thousand shares of PCT common stock. RTI can exercise these warrants as of March 17, 2022. The warrants expire on December 31, 2024. The Company determined the warrants are liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.
A summary of the RTI warrant activity for the three months ended March 31, 2022 and 2021 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	971	$5.56	$0.03	4.00
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2021	971	$5.56	$0.03	3.75
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	971	$5.56	$0.03	3.00
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2022	971	$5.56	$0.03	2.75
Exercisable	971
The Company recognized $1.3 million of benefit for the three months ended March 31, 2022 and $15.0 million of expense for the three months ended March 31, 2021. Refer to Note 11 – Fair Value of Financial Instruments for further information.
Public Warrants and Private Warrants
The Company has outstanding public and private warrants which entitle each holder to exercise its warrants only for a whole number of shares of Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Common Stock at a price of $11.50 per share at the later of the closing of the Business Combination or one year after ROCH’s initial public offering, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after March 17, 2021, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants and the common stock issuable upon exercise of the private warrants were not transferable, assignable or salable until after March 17, 2021, subject to certain limited exceptions. Additionally, the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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
There were approximately 5.7 million Public Warrants and 0.2 million Private Placement Warrants outstanding at March 31, 2022 and 2021. Refer to Note 11 – Fair Value of Financial Instruments for further information.
Series A Warrants
Upon the closing of the 2022 PIPE Offering, the Company issued approximately 17.9 million Series A Warrants to the 2022 PIPE Investors to purchase shares of the Company’s common stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Common Stock at a price of $11.50 per share any time after September 17, 2022 (the “Initial Exercise Date”), provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire on March 17, 2026.
The Company may redeem the outstanding Series A Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period commencing after the Series A Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the Series A Warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.
The agreements governing the Series A Warrants (the “Series A Warrant Agreements”) provide for a Black Scholes value calculation (“Black Scholes Value”) in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series A Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company will classify the Series A Warrants as a liability pursuant to ASC 815.

As of March 31, 2022, there were approximately 17.9 million Series A Warrants outstanding. Refer to Note 11 – Fair Value of Financial Instruments for further information.
NOTE 7 – NET LOSS PER SHARE
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
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(25,432)	$(26,074)
Denominator:
Weighted average common shares outstanding, basic and diluted	133,244	51,223
Net loss per share attributable to common stockholder, basic and diluted	$(0.19)	$(0.51)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. These shares include vested but not exercised warrants and non-vested restricted stock units and convertible notes.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of March 31, 2022
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$772	$11,257
Machinery and equipment	20,539	4,741	15,798
Leasehold Improvements	2,957	317	2,640
Fixtures and Furnishings	104	41	63
Land improvements	150	15	135
Land	1,150	—	1,150
Construction in process	235,262	—	235,262
Total property, plant and equipment	$272,191	$5,886	$266,305

	As of December 31, 2021
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$695	$11,334
Machinery and equipment	20,016	4,183	15,833
Leasehold Improvements	2,902	154	2,748
Fixtures and Furnishings	104	37	67
Land improvements	150	12	138
Land	1,150	—	1,150
Construction in process	193,944	—	193,944
Total property, plant and equipment	$230,295	$5,081	$225,214

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Depreciation expense is recorded within operating costs in the condensed consolidated statements of comprehensive loss and amounted to $818 thousand and $490 thousand for the three months ended March 31, 2022 and 2021, respectively.
NOTE 9 – DEVELOPMENT PARTNER ARRANGEMENTS
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
As of March 31, 2022 and December 31, 2021, the Company is in Phase 3 of the License Agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the condensed consolidated balance sheets.
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
Block and Release Agreement
On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a payment of $5.0 million for future receipt of resin consisting of recycled polypropylene (“recycled PP”). The prepayment was placed in an escrow account until the “release condition” of the Company closing the bond offering and overall capital funding of at least $370.0 million has occurred. After the Company successfully raised the required capital, the $5.0 million was released to the Company in 2021 and recorded as deferred revenue in the condensed consolidated balance sheets.
Strategic Alliance Agreement
On December 13, 2018, Legacy PCT entered into a strategic alliance agreement with Nestle Ltd. (“Nestle”), which expires on December 31, 2023. Upon execution of the agreement, Nestle committed to provide $1.0 million to fund

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
further research and development efforts. The funding provided by Nestle may be convertible, in whole or in part, into a prepaid product purchase arrangement at Nestle’s option, upon the time of product delivery beginning in 2021. Additionally, because the research and development efforts were not successful as of December 31, 2020, up to 50% of the funding may be convertible into a 5-year term loan obligation, payable to Nestle at an interest rate equivalent to the U.S. prime rate. As of the issuance of these statements, Nestlé has not elected to convert any funding into a term loan.

PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
NOTE 10 - INCOME TAXES
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended March 31, 2022 and 2021, the Company has reported tax expense of $0 and $0, respectively.
Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated interim financial statements for the respective periods.
NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Assets and liabilities measured and recorded at Fair Value on a recurring basis
As of March 31, 2022 and December 31, 2021, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments:
Commercial paper, available for sale	$—	$124,653	$—	$124,653	$—	$76,930	$—	$76,930
Corporate Bonds, available for sale	—	89,308	—	89,308	—	84,588	—	84,588
Municipal bonds, available for sale	—	5,798	—	5,798	—	5,847	—	5,847
Total investments	$—	$219,759	$—	$219,759	$—	$167,365	$—	$167,365

Liabilities
Warrant liability:
RTI warrants	$—	$—	$3,893	$3,893	$—	$—	$5,175	$5,175
Private warrants	—	—	733	733	—	—	938	938
Series A warrants	—	51,250	—	51,250	—	—	—	—
Total warrant liability	$—	$51,250	$4,626	$55,876	$—	$—	$6,113	$6,113
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	March 31, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	71.70%	69.50%
Risk-free rate of return	2.42%	1.14%
Expected option term (years)	3.97	4.22
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
The aggregate values of the private warrants were $0.7 million and $0.9 million on March 31, 2022 and December 31, 2021, respectively.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of the private warrants activity from December 31, 2021 to March 31, 2022 is as follows:

Fair value (Level 3)
Balance at December 31, 2021	$938
Change in fair value	(205)
Balance at March 31, 2022	$733
Refer to Note 6 – Warrants for further information.
Measurement of the RTI warrants
Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using the Black-Scholes option pricing model to calculate its fair value using the following assumptions:

	March 31, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	58.1%	59.6%
Risk-free rate of return	2.39%	0.97%
Expected option term (years)	2.75	3.0
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
Changes in Level 3 liabilities measured at fair value for three months ended March 31, 2022 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2021	$5,175
Change in fair value	(1,282)
Balance at March 31, 2022	$3,893
Measurement of the Series A Warrants

The Series A Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis using the market price of the Company’s publicly traded warrants, with changes in fair value recorded in current earnings. The Company has determined the publicly traded warrants to be an appropriate proxy to value the Series A Warrants as both warrants have similar redemption features and the same exercise price. The Series A Warrants are classified as Level 2 for both initial measurement at issuance and subsequent measurement each period. The Series A Warrants were initially valued at $43.9 million upon closing of the 2022 PIPE Offering. The

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Company recognized $7.3 million of expense in change in warrant fair value in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022.
Assets and liabilities recorded at carrying value
In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.
The Company records cash and cash equivalents and accounts payable at cost, which approximates fair value due to their short-term nature or stated rates. The Company records debt at cost.
NOTE 12 - AVAILABLE-FOR-SALE INVESTMENTS
The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of March 31, 2022, consist of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 11, "Fair Value of Financial Instruments," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s available-for-sale investments by major security type as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$124,747	$1	$(95)	$124,653
Corporate Bonds	89,731	5	(428)	89,308
Municipal Bonds	5,858	—	(60)	5,798
Total	$220,336	$6	$(583)	$219,759

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$76,961	$—	$(31)	$76,930
Corporate Bonds	84,771	—	(183)	84,588
Municipal Bonds	5,870	—	(23)	5,847
Total	$167,602	$—	$(237)	$167,365
The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$180,970	$180,711	$117,164	$117,100
Due after one year through five years	39,366	39,048	50,438	50,265
Total	$220,336	$219,759	$167,602	$167,365
Debt securities as of March 31, 2022 had an average remaining maturity of 0.5 years.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2022 and 2021, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
NOTE 13 - CONTINGENCIES
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of March 31, 2022.
Regulatory Investigations
On or around September 30, 2021, the SEC issued an investigative subpoena to PCT’s Chief Executive Officer requesting testimony in connection with a non-public, fact-finding investigation of the Company. The investigation pertains to, among other things, statements made in connection with PCT’s technology, financial projections, key supply agreements, and management. PCT and its Chief Executive Officer intend to cooperate with the SEC’s subpoena and investigation. On April 26, 2022, the Company received correspondence from the SEC notifying the Company that the SEC concluded the SEC’s non-public fact-finding investigation without further action at this time.
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
On September 27, 2021, the Lead Plaintiffs filed a consolidated amended complaint. The consolidated amended complaint seeks to represent a class of investors who purchased or otherwise acquired PCT’s securities between November 16, 2020, and May 5, 2021, certification of the alleged class, as well as compensatory and punitive damages. The consolidated amended complaint relies on information included in a research report published by Hindenburg Research LLC.
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
Derivative Litigation
On November 3, 2021, Byung-Gook Han, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court for the District of Delaware (Byung-Gook Han v. Otworth et. al., Case No. 1:21-cv-01569-UNA) against certain senior members of PCT’s management, PCT’s directors and Byron Roth, who was subsequently dismissed (collectively, the “Individual Han Defendants”), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties and bringing claims for unjust enrichment and waste of corporate assets (“Han Derivative Suit"). The Han Derivative Suit generally alleges that the Individual Han Defendants made materially false and misleading statements in press releases, webinars and other public filings regarding the Technology, PCT’s business, PCT’s prospects, and the background and experience of the Individual Han Defendants. The Han Derivative Suit seeks unspecified monetary damages, reform of the company's corporate governance and internal procedures, unspecified restitution from the Individual Han Defendants, and costs and fees associated with bringing the action. On January 19, 2022, the court in the Han Derivative Suit granted the parties’ joint stipulation to stay the Han Derivative Suit and administratively closed the matter pending the disposition of the motions to dismiss in the Class Action Lawsuits.
Should the Han Derivative Suit be reopened in the future, the Individual Han Defendants intend to vigorously defend against the Han Derivative Suit. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Han Derivative Suit.
On January 27, 2022, Patrick Ayers, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court of the District of Delaware, captioned Patrick Ayers v. Otworth et. al., Case No. 1:22-cv-00110, against certain members of PCT’s management, PCT’s directors and others (collectively, the “Individual Ayers Defendants), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties, as well as claims for unjust enrichment, gross mismanagement, contribution, and indemnification (“Ayers Derivative Suit"). The Ayers Derivative Suit generally alleges that the Individual Ayers Defendants made materially false and misleading statements in press releases, webinars and other public filings regarding the Technology, PCT’s business, PCT’s prospects, and the background and experience of the Individual Ayers Defendants. The Ayers Derivative Suit seeks unspecified monetary damages, declaratory relief, unspecified disgorgement and restitution from the Individual Ayers Defendants, and costs and fees associated with bringing the action.
At this stage of the litigation, neither PCT nor the Individual Ayers Defendants have answered Ayers’ complaint, moved to dismiss the complaint, or otherwise responded to the complaint. On March 17, 2022, the court granted the parties’ joint stipulation to stay the Ayers Derivative Suit and administratively closed the matter pending the disposition of the motions to dismiss in the Class Action Lawsuits. The Individual Ayers Defendants intend to vigorously defend against the Ayers Derivative Suit. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Ayers Derivative Suit.
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
NOTE 14 - LEASES
The Company adopted ASC Topic 842, Leases, as of January 1, 2022 and has applied its transition provisions at the beginning of the period of adoption (i.e. on the effective date), and did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC Topic 840, Leases, including its disclosure requirements, in the comparative periods presented.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts determined to be, or contain, a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment as appropriate for lease currency and lease term.
Upon adoption, the Company recognized right-of-use assets and lease liabilities for operating leases in the amount of $12.3 million and $12.7 million, respectively.
The Company enters into contracts to lease real estate, equipment and vehicles. The Company’s most individually significant lease liability relates to a real estate lease with an initial contract lease term of 11 years. The Company’s most significant lease liabilities in aggregate value relate to real estate leases that have initial contract lease terms ranging from 1 to 11 years. Certain leases include renewal, termination or purchase options that were not deemed reasonably assured of exercise under ASC 840. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.
Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern. The assets associated with financing leases have been included in property, plant and equipment in the condensed consolidated balance sheet. Depreciation on financing lease assets is included in operating costs on the condensed consolidated statement of comprehensive loss. The Company does not sublease any of its material leased assets to third parties and the Company is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
ASC Topic 842 includes practical expedient and policy election choices. The Company elected the package of practical expedients available in the standard and as a result, did not reassess the lease classification of existing leases, did not reassess whether existing contracts are or contain leases and did not reassess the initial direct costs associated with existing leases. The Company did not elect the hindsight practical expedient, and so did not re-evaluate lease term for existing leases.
The Company has made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term.
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended March 31, 2022 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended March 31, 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets.
The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2022
Lease cost
Operating lease cost	$423
Short-term lease cost	103
Total lease cost	$526

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$230
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,943
Weighted-average remaining lease term (in years) - operating leases	9.4

Discount rates
Weighted-average discount rate - operating leases	4.0%
The supplemental balance sheet information related to leases for the period is as follows:

March 31, 2022
Operating leases
Operating lease right-of-use assets	$13,953
Accrued expenses	$1,012
Other long-term liabilities	13,561
Total operating lease liabilities	$14,573

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2022 (April through December)	$1,119
2023	1,824
2024	1,867
2025	1,918
2026	1,836
2027	1,856
Thereafter	7,391
Total lease payments	17,811
Less: Imputed interest	(3,238)
Present value of lease liabilities	$14,573
NOTE 15 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended March 31, 2022, management has evaluated events through May 12, 2022 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:
On April 26, 2022, the Company received correspondence from the SEC notifying the Company that the SEC concluded the SEC’s non-public fact-finding investigation without further action at this time.

PureCycle Technologies, Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which PCT’s management believes is relevant to an assessment and understanding of PCT’s condensed consolidated results of operations and financial condition. The discussion should be read together with the audited Consolidated Financial Statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s most recent Annual Report on Form 10-K, as well as the unaudited condensed consolidated interim financial statements, together with related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of PCT and its consolidated subsidiaries.
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
The Ironton Facility’s original budget was $242.1 million, which the $250 million Revenue Bond offering financed. As of March 31, 2022, the remaining capital, allocated from the Revenue Bond funds, was $82.7 million to complete the Ironton Facility. As PCT continues to pursue timely completion of the Ironton Facility, evaluate production improvements, and refine its estimates for plant construction costs, PCT currently anticipates that it will need to spend an additional $55 - $65 million to complete the Ironton Facility. PCT believes these additional costs will de-risk PCT’s commercialization process by allowing it to process higher levels of solids and contaminants in its feedstocks. The additional costs include, among others, the purchase of additional equipment and additional costs related to supply chain issues due to COVID-19.
The Augusta Facility
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority to build its first U.S. cluster facility in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to represent the Company’s first “cluster site,” where up to eight production lines are expected to have UPR resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of UPR resin.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
PureCycle has allocated 40% of the Augusta Facility output to existing customers and expects that additional offtake agreements will close throughout the remainder of the year.
Feedstock Pricing
PCT sees a robust pipeline of demand for its recycled polypropylene and PCT is seeing market acceptance of its new “Feedstock+” pricing model for its UPR resin. The “Feedstock+” pricing model employs a fixed price plus the market cost of feedstock, which is then divided by a set yield-loss, to pass on the cost of feedstock to de-risk PCT’s operating margin volatility.
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

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
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
Results of Operations
Comparison of three month periods ended March 31, 2022 and 2021
The following table summarizes our operating results for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except %)	2022	2021	$ Change	% Change
Costs and expenses
Operating costs	$4,048	$2,130	$1,918	90%
Research and development	339	547	(208)	(38)%
Selling, general and administrative	14,747	7,624	7,123	93%
Total operating costs and expenses	19,134	10,301	8,833	86%
Interest expense	444	2,043	(1,599)	(78)%
Change in fair value of warrants	5,835	13,621	(7,786)	(57)%
Other expense	19	109	(90)	(83)%
Net loss	$25,432	$26,074	$(642)	(2)%

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Operating Costs
The increase was primarily attributable to increased operational consulting costs of $0.7 million, higher rent for operating facilities of $0.5 million, higher employee costs of $0.4 million due primarily to increased headcount, and higher depreciation expense of $0.3 million.
Research and Development Expenses
Research and development expenses did not significantly change period over period.
Selling, General and Administrative Expenses
The increase was attributable to increased equity compensation expense of $2.9 million, higher bonus expense of $1.5 million, higher wages and benefits related to increased resources and headcount devoted to development of the Company’s administrative functions of $4.1 million, the increase in D&O and other insurance expense of $0.9 million, increased IT and infrastructure costs of $0.6 million, and the increase in other administrative costs of $0.7 million, offset by lower professional, legal, and public company expenses of $3.6 million due primarily to costs incurred in the first quarter of 2021 related to the Business Combination that were not repeated in first quarter 2022.
Interest Expense
The decrease was primarily attributable to lower interest after full conversion of the Convertible Notes (as defined below) to common stock in the fourth quarter of 2021.
Change in fair value of warrants
The decrease was attributable to a $5.8 million increase in fair value of the Company’s liability-classified warrants in the first quarter of 2022 compared to a $13.6 million increase in first quarter 2021.
Liquidity and Capital Resources
We have not yet begun commercial operations and we do not have any sources of revenue. We currently expect to commence operations at the Ironton Facility in the fourth quarter of 2022, and begin generating revenue in 2023. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of our Convertible Senior Secured Notes due in 2022 (the “Convertible Notes”), and a series of tax-exempt and taxable bonds, (the “Revenue Bonds”), and the Closing of the Business Combination. Additionally, in March of 2022, we consummated an offering pursuant to which we sold to certain investors, in a private placement, an aggregate of 35.7 million shares of the Company’s common stock and warrants to purchase an aggregate of 17.9 million shares of the Company’s common stock (the “Series A Warrants”), at a price of $7.00 per Common Stock and one-half of one Series A Warrants, for gross proceeds of approximately $250 million (the “2022 PIPE Offering”). The Company incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering.
The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. The Restricted Cash is restricted in terms of use primarily based on the Loan Agreement and requires PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”) to use the proceeds of the Revenue Bonds exclusively to construct and equip the Ironton Facility, fund a debt service reserve fund for the Series 2020A Bonds,

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
finance capitalized interest, and pay the costs of issuing the Revenue Bonds.

(in millions)	March 31, 2022	December 31, 2021
Cash	$198.2	$33.4
Debt Securities Available for Sale	219.8	167.4
Unrestricted Liquidity	$418.0	$200.8

Ironton Facility Construction	$79.7	$121.3
Equity Escrow Reserve	50.0	50.0
Capitalized Interest and Debt Reserve	55.6	55.6
Other Required Reserves	3.0	—
Letters of Credit and Other Collateral	3.6	3.5
Restricted Cash	$191.9	$230.4

Bonds and Notes Payable	$232.8	$232.5
Add: Discount and Issuance Costs	16.8	17.1
Gross Bonds and Notes Payable	$249.6	$249.6
The Cash, Debt Securities Available for Sale, and Restricted Cash described above are intended to be used for:
•Construction of the Ironton Facility;
•Augusta Facility initial construction and pre-order of long-lead items;
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

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except %)	2022	2021	$ Change	% Change
Net cash used in operating activities	$(16,924)	$(20,568)	$3,644	(18)%
Net cash used in investing activities	(105,058)	(33,891)	(71,167)	210%
Net cash provided by financing activities	248,166	293,969	(45,803)	(16)%
Cash and cash equivalents, beginning of period	263,858	330,574	(66,716)	(20)%
Cash and cash equivalents, end of period	$390,042	$570,084	$(180,042)	(32)%
Cash Flows from Operating Activities
The $3.6 million decrease in net cash used in operating activities for the three months ending March 31, 2022 compared to the same period in 2021 was primarily attributable to the decrease in transaction and other related payments that were paid as part of the 2021 Business Combination of $13.9 million, decrease of $1.6 million related to the Impact License agreement payment in the first quarter of 2021 that was not repeated in first quarter 2022, $1.2 million related to lower D&O and other insurance premium payments, and $0.2 million of decreases in other operating cash activities, offset by approximately $8.3 million in higher cash payments for employee costs, including $4.7 million cash paid for bonuses in first quarter 2022, as well as the receipt of the $5.0 million Total pre-payment in the first quarter of 2021 that was not present in first quarter 2022.
Cash Flows from Investing Activities
The $71.2 million increase in net cash used in investing activities for the three months ending March 31, 2022 related to same period in 2021 was attributable to $98.1 million in purchases of available for sale debt securities and $18.3 million additional capital expenditure payments related to construction of the Company’s operating facilities, offset by $45.2 million in maturities and sales of available for sale debt securities.
Cash Flows from Financing Activities
The $45.8 million decrease in net cash provided by financing activities for the three months ending March 31, 2022 related to same period in 2021 was primarily attributable to $298.5 million from the closing of the Business Combination, net of capitalized issuance costs, as well as share repurchase activity of $1.0 million to cover taxes due on employee restricted stock award vesting during the quarter. This decrease was offset by $249.2 million in proceeds from the 2022 PIPE Offering, net of related issuance costs, and a decrease in debt financing costs paid of $4.5 million.
Indebtedness
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Revenue Bonds”) and loaned the proceeds from their sale to PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), pursuant to a loan agreement dated as of October 1, 2020 between SOPA and PCO (“Loan Agreement”), to be used to (i) acquire, construct and equip the Ironton Facility (referred to within the Loan Agreement as the “Ohio Phase II Facility”) and the FEU (referred to within the Loan Agreement as the “Phase I Facility”, and together with the Ohio Phase II Facility, the “Project”); (ii) fund a debt service reserve fund for the Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Revenue Bonds. The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”).

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Convertible Notes
On October 6, 2020, PureCycle Technologies LLC (“Legacy PCT”) entered into a Senior Notes Purchase Agreement (the “Agreement”) with certain investors. The Agreement provides for the issuance of Convertible Notes (the “Convertible Notes”). During the fourth quarter of 2021, the entire principal balance of the Convertible Notes, which included two interest payments paid entirely in kind, was converted into approximately 9.2 million shares of our common stock.
For further information regarding our debt instruments, see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K, except for the liability that was recognized for issuance of the Series A Warrants (discussed below).
Series A Warrants
Upon closing of the 2022 Pipe Offering, there were approximately 17.9 million outstanding Series A Warrants to purchase shares of the Company’s common stock, which were determined to be liability classified. Accordingly, the warrants were and will be held at their initial fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.
As these warrants have similar redemption features and the same exercise price as the Company’s publicly-traded warrants, the market price of the publicly-traded warrants is utilized to value the Series A Warrants. Future warrant liabilities will increase to the extent that there are increases in the market price of the publicly-traded warrants. If there are any modifications or cancellations, this may impact the warrant liabilities and related expense or benefit recognized. Change in fair value of warrant liabilities is presented as its own line item within the condensed consolidated statements of comprehensive loss.
For further information regarding PCT’s warrant liabilities, see Note 6 (“Warrants”) to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.
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
PCT is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. PCT expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare PCT’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
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

PureCycle Technologies, Inc.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation Risk
The primary inflationary factors affecting our operations are labor, materials, and energy costs related to construction of our purification plants and Feed PreP facility. Continued inflationary pressures could affect the global and U.S. economies and could have an adverse impact on our construction costs. While we plan to partially offset inflation and other changes in the costs of construction through our pricing strategies, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that these measures will be successful.
Investments in Debt Securities
Our investment policy is established by the Chief Executive Officer and Chief Financial Officer and is reviewed as needed. Pursuant to this investment policy, as of March 31, 2022, all investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. We manage the market risk related to these investments by holding only highly liquid, minimum “A” rated securities. The weighted average maturity of our investment portfolio is 0.5 years.
Commodity Price Risk
The plastics manufacturing industry is extremely price competitive because of the commodity-like nature of virgin polypropylene resin and its correlation to the price of crude oil. The demand for recycled plastics can also fluctuate with the price of crude oil. If crude oil prices materially decline for an extended period, the cost to manufacture our UPR resin may become comparatively higher than the cost to manufacture virgin polypropylene resin. We believe that the current shifting market expectations toward sustainable sourcing of consumer plastics provides some protection from the risk related to fluctuating commodity prices.
Raw Material Price Risk
We will purchase feedstock for our purification process from various sources. While many of the categories of feedstock we source are available from independent suppliers, feedstock containing high levels of polypropylene is subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by competitors and other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our Feed PreP facilities and purification plants. The choice of feedstock to be used at our facilities is determined primarily by the price, availability, and purity of waste polypropylene content. Additionally, the high cost of transportation could favor suppliers located in closer proximity to our facilities. If the quality and polypropylene content of the feedstock is lower, the quality of our UPR resin and efficiencies of our purification process may suffer. Changes in consumer behavior regarding consumption of products utilizing polypropylene, as well as consumer desire for UPR resin could also impact our business. Increases in feedstock and other raw material costs could have a material adverse effect on our business, financial condition or results of operations. Attempts to hedge against these raw material fluctuations may be insufficient, and our results could be materially impacted if costs of materials increase. We believe our Feedstock+ pricing model, principally applicable to contracts signed for the Augusta Facility, provides certain protection from the risk of increased prices in obtaining and processing raw materials utilized in our purification process.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of March 31, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q), due to

PureCycle Technologies, Inc.
ITEM 4. CONTROLS AND PROCEDURES — CONTINUED
material weakness in internal control over financial reporting, as further described in our Annual Report on Form 10-K and summarized below:
•We did not have sufficient, qualified personnel to determine the appropriate accounting treatment for our complex agreements or transactions that required technical accounting analysis;
•Our lack of sufficient personnel also resulted in inadequate segregation of duties in the design and operation of the internal controls over financial reporting;
•Our lack of formal processes and controls resulted in an ineffective control environment, which led to an inadequate review of the financial statements and financial reporting;
•We did not design and maintain effective controls over certain information technology (“IT”) controls for information systems that are relevant to the preparation of our financial statements, specifically with respect to user access, to ensure appropriate segregation of duties that adequately restrict user access to financial applications, programs, and data to appropriate company personnel; and
•We did not design and maintain effective controls surrounding the completeness and cutoff of expenses and payables, such that certain expenses paid by a related entity on behalf of PCT were not appropriately allocated to us, and certain transactions were recorded in the period when the invoice was received rather than accrued in the period when the activity took place.
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

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 13 (“Contingencies”) to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.
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
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K in response to Part 1, Item 1A (“Risk Factors”).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the first quarter of 2022:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	—	$—	—	$—
February 1 to February 28	—	—	—	—
March 1 to March 31	130,527	8.03	—	—
Total	130,527	$8.03	—	$—
* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION — CONTINUED

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

3.2	Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

4.1	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022)

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022)

10.2	Board Representation Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2022)

31.1	Rule 13a – 14(a) Certification by Michael Otworth, Chairman and Chief Executive Officer, for the quarter ended March 31, 2022*

31.2	Rule 13a – 14(a) Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended March 31, 2022*

32.1	Section 1350 Certification by Michael Otworth, Chairman and Chief Executive Officer, for the quarter ended March 31, 2022*

32.2	Section 1350 Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended March 31, 2022*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021.
(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three Months Ended March 31, 2022 and 2021.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021.
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

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION — CONTINUED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURECYCLE TECHNOLOGIES INC.
(Registrant)
By: ___/s/ Michael Otworth_________________
Michael Otworth
Chief Executive Officer
(Principle Executive Officer)

By: ___/s/ Lawrence Somma_______________
Lawrence Somma
Chief Financial Officer
(Principle Financial Officer)

Date: May 12, 2022