Form 10-Q
period 2022-06-30
PureCycle Technologies, Inc.
filed 2022-08-11
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40234

PureCycle Technologies, Inc.
(Exact name of registrant as specified in its charter)

State	86-2293091
Delaware	(I.R.S. Employer Identification Number)
5950 Hazeltine National Drive, Suite 300
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 11, 2022, there were approximately 163,509,971 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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
•    PCT’s ability to complete the necessary funding with respect to, and complete the construction of, its first U.S. multi-site facility, located in Augusta, Georgia (the “Augusta Facility”), in a timely and cost-effective manner;
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
•    changes in the prices and availability of labor (including labor shortages), transportation and materials, including significant inflation, supply chain conditions and its related impact on energy and raw materials, and PCT’s ability to obtain them in a timely and cost-effective manner;
•    any business disruptions due to political or economic instability, pandemics, armed hostilities (including the ongoing conflict between Russia and Ukraine);
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

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands except per share data)	June 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$118,499	$33,417
Debt securities available for sale	231,331	167,365
Restricted cash – current	72,763	141,855
Prepaid expenses and other current assets	6,284	2,712
Total current assets	428,877	345,349
Restricted cash – non-current	93,788	88,586
Prepaid expenses and other non-current assets	6,410	5,535
Operating lease right-of-use assets	11,846	—
Property, plant and equipment, net	345,591	225,214
TOTAL ASSETS	$886,512	$664,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,126	$1,401
Accrued expenses	26,728	35,526
Accrued interest	1,532	1,532
Total current liabilities	33,386	38,459
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Bonds payable	233,000	232,508
Warrant liability	51,381	6,113
Operating lease right-of-use liabilities	11,656	—
Other non-current liabilities	1,122	1,069
TOTAL LIABILITIES	$335,545	$283,149

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 163,282 and 127,647 shares issued and outstanding as of June 30, 2022 and December 31, 2021	$163	$128
Additional paid-in capital	750,056	539,423
Accumulated other comprehensive loss	(1,037)	(237)
Accumulated deficit	(198,215)	(157,779)
TOTAL STOCKHOLDERS' EQUITY	550,967	381,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$886,512	$664,684
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(in thousands except per share data)
Costs and expenses
Operating costs	$6,449	$2,411	$10,497	$4,541
Research and development	250	224	589	771
Selling, general and administrative	12,954	7,259	27,701	14,883
Total operating costs and expenses	19,653	9,894	38,787	20,195
Interest (income) expense	(176)	1,836	268	3,879
Change in fair value of warrants	(4,495)	(359)	1,340	13,262
Other expense (income)	22	(312)	41	(203)
Total other expense	(4,649)	1,165	1,649	16,938
Net loss	$(15,004)	$(11,059)	$(40,436)	$(37,133)
Loss per share
Basic and diluted	$(0.09)	$(0.09)	$(0.27)	$(0.44)
Weighted average common shares
Basic and diluted	163,249	117,346	148,413	84,284

Other comprehensive loss
Unrealized loss on debt securities available for sale	$(460)	$(106)	$(800)	$(106)
Total comprehensive loss	$(15,464)	$(11,165)	$(41,236)	$(37,239)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Six Months Ended June 30, 2022
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	—	$—	—	$—	—	$—	—	$—	$539,423	$(237)	$(157,779)	$381,535
Issuance of common stock	35,714	35	—	—	—	—	—	—	—	—	205,261	—	—	205,296
Share repurchase	(130)	—	—	—	—	—	—	—	—	—	(1,049)	—	—	(1,049)
Equity based compensation	3	—	—	—	—	—	—	—	—	—	3,171	—	—	3,171
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(340)	—	(340)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(25,432)	(25,432)
Balance, March 31, 2022	163,234	$163	—	$—	—	$—	—	$—	—	$—	$746,806	$(577)	$(183,211)	$563,181
Share repurchase	(2)	—	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Equity based compensation	50	—	—	—	—	—	—	—	—	—	3,267	—	—	3,267
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(460)	—	(460)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,004)	(15,004)
Balance, June 30, 2022	163,282	$163	—	$—	—	$—	—	$—	—	$—	$750,056	$(1,037)	$(198,215)	$550,967

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Six Months Ended June 30, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	—	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $28.0 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	—	293,966
Issuance of restricted stock awards	775	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Forfeiture of restricted stock	(3)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Equity based compensation	—	—	—	—	—	—	—	—	—	—	68	—	—	68
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,074)	(26,074)
Balance, March 31, 2021	117,349	$117	—	$—	—	$—	—	$—	—	$—	$455,475	$—	$(106,351)	$349,241
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	—	—	—	—	835	—	—	835
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,059)	(11,059)
Balance, June 30, 2021	117,339	117	—	—	—	—	—	—	—	—	456,310	(106)	(117,410)	338,911
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(40,436)	$(37,133)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	6,438	1,142
Fair value change of warrants	1,340	13,262
Depreciation expense	1,693	985
Amortization of debt issuance costs and debt discounts	492	1,508
Amortization of premium on debt securities	20	165
Operating lease amortization expense	531	—
Issuance costs attributable to warrants	—	109
Gain on extinguishment of secured term loan	—	(314)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,572)	(2,899)
Prepaid expenses and other non-current assets	(875)	(1,485)
Accounts payable	1,094	(725)
Accrued expenses	(1,649)	(13,082)
Accrued interest	—	(1,251)
Deferred revenue	—	5,000
Operating right-of-use liabilities	(166)	—
Net cash used in operating activities	$(35,090)	$(34,718)
Cash flows from investing activities
Construction of plant	(127,067)	(50,493)
Purchase of debt securities, available for sale	(177,755)	(200,703)
Sale and maturity of debt securities, available for sale	112,968	—
Net cash used in investing activities	$(191,854)	$(251,196)
Cash flows from financing activities
Proceeds from issuance of common stock	206,071	—
Proceeds from issuance of warrants	43,929	—
Payments to repurchase shares	(1,066)	—
Common stock issuance costs	(775)	—
Other (payments) proceeds from financing activities	(23)	—
Proceeds from ROCH and PIPE financing, net of issuance costs	—	298,461
Bond issuance costs	—	(4,067)
Convertible notes issuance costs	—	(480)
Net cash provided by financing activities	$248,136	$293,914
Net increase in cash and restricted cash	21,192	8,000
Cash and restricted cash, beginning of period	263,858	330,574
Cash and restricted cash, end of period	$285,050	$338,574
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	$650	$845
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$22,059	$26,404
Additions to property, plant, and equipment in accounts payable	$3,267	$268
Additions to property, plant, and equipment in accrued interest	$—	$277
Non-cash financing activities
Initial fair value of acquired warrant liability	$—	$4,604
PIK interest on convertible notes	$—	$1,680
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

On March 17, 2022, the Company closed the 2022 PIPE Offering and issued to the 2022 PIPE Investors an aggregate of 35,714,272 shares of Common Stock and Series A Warrants to purchase an aggregate of 17,857,136 shares of Common Stock. The Company received approximately $250.0 million in gross proceeds from the 2022 PIPE Offering. The Company incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering.
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”)

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2022. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the six months ended June 30, 2022 and 2021.
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
Liquidity
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying condensed consolidated interim financial statements, the Company has not yet begun commercial operations and does not have any sources of revenue. The following is a summary of the components of our current liquidity (in thousands):

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$118,499	$33,417
Debt securities available for sale	$231,331	$167,365
Unrestricted liquidity	$349,830	$200,782

Restricted Cash	$166,551	$230,441

Working capital	$395,491	$306,890
Accumulated deficit	$198,215	$157,779

	For the six months ended
	June 30, 2022	June 30, 2021
Net loss	$40,436	$37,133
Our future capital requirements will depend on many factors, including actual construction costs for the Ironton Facility, the construction of the Augusta Facility and others outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, and challenges or unforeseen circumstances. For this future growth and investment, we expect to seek additional debt financing from outside sources, which we may not be able to raise on terms favorable to us, or at all. If we are unable to raise additional debt when desired, our business, financial condition and results of operations would be adversely affected.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Emerging Growth Company
At June 30, 2022, we qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
PCT will become a large accelerated filer for the fiscal year ending December 31, 2022, and as such PCT will lose emerging growth status on December 31, 2022. As of December 31, 2022, PCT will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies and will be required to comply with, among other things, the auditor attestation requirements Section 404(b) of the Sarbanes-Oxley Act of 2002. For as long as PCT continues to be an emerging growth company, however, PCT intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.
Immaterial Corrections Related to Prior Periods
We have identified immaterial corrections to prior periods related to capitalization of interest associated with the tax-exempt revenue bonds. We evaluated the effects of these corrections on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We have concluded that no period is materially misstated. Accordingly, we have reflected the prior period impacts and associated revisions for these periods presented herein. The revision increased property, plant and equipment, net and decreased interest expense by $4.2 million and $8.3 million for the three and six months ended June 30, 2021, as well as reclassified $11.1 million from net cash used in operating activities to cash paid for construction of plant for the six months ended June 30, 2021.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of June 30, 2022, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as commercial paper with maturities of 90 days or less at acquisition. As of December 31, 2021, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Investments
The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of June 30, 2022 and December 31, 2021 have been classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.

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
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$—	$902	$—	$1,783
Amortization of deferred financing costs	—	439	—	1,080
Effective interest rate	—%	9.0%	—%	9.0%
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
At closing of the Bonds, Legacy PCT contributed $60.0 million in equity and executed a Guaranty of Completion dated as of October 1, 2020 (“Guaranty”) and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. Under the Guaranty, PureCycle funded a $50.0 million liquidity reserve for the Ironton Facility (“Liquidity Reserve”) and deposited that amount upon the Closing of the

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Business Combination in an escrow account held by U.S. Bank Trust Company, National Association, as escrow agent. In addition, the Guaranty requires that PureCycle maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, in each case, including the Liquidity Reserve. The Company met these requirements and continues to maintain that cash balance at June 30, 2022. The Guaranty was amended and restated in May 2021 (“ARG”) to include a requirement, among others, that PureCycle replenish the Liquidity Reserve at the level of $50.0 million until completion of the Ironton Facility and the payment of all Project costs and until conditions relating to certain supply and offtake agreements have been met. Thereafter, the Liquidity Reserve amount will be reduced as provided in the ARG and PureCycle will not be required to replenish the reduced Liquidity Reserve. When all conditions to reducing the Liquidity Reserve to $25.0 million have been met, the reduced Liquidity Reserve without the obligation of replenishment will remain in place so long as any Series 2020A Bonds remain outstanding under the Indenture.
The Bonds are recorded within Bonds payable in the condensed consolidated balance sheet. The Company incurred $4.9 million and $4.8 million of interest cost during the three months ended June 30, 2022 and 2021, respectively, and $9.7 million and $9.6 million of interest cost during the six months ended June 30, 2022 and 2021, respectively. As the Bond proceeds will be used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $4.2 million and $4.2 million of interest cost during the three months ended June 30, 2022 and 2021, respectively, and $8.5 million and $8.5 million of interest cost during the six months ended June 30, 2022 and 2021. Management believes the fair value of the Revenue Bonds is not materially different than the carrying amount.
NOTE 4 - STOCKHOLDERS’ EQUITY
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of June 30, 2022, and December 31, 2021, 163.28 million and 127.65 million shares are issued and outstanding, respectively.
Preferred Stock
As of June 30, 2022, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
NOTE 5 - EQUITY-BASED COMPENSATION
2021 Equity Incentive Plan
On March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).
The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board of Directors of the Company.

As of June 30, 2022, approximately 12.1 million shares of common stock are currently authorized for issuance under the Plan, of which approximately 5.7 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals applicable to the issued Plan awards).

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
For RSUs issued prior to approval of the Plan, the Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. Fair value of the RSUs is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	June 30, 2022	June 30, 2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	49.1%
Risk-free rate of return	—%	0.1%
Expected option term (years)	0	0.2
The expected term of the shares granted was determined based on the period of time the shares are expected to be outstanding. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares for the six months ending June 30, 2021 was determined using an initial public offering scenario.
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
A summary of restricted stock activity for the six months ended June 30, 2022 and 2021 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2020	762	$1.39	2.12
Granted	143	11.90
Vested	(245)	1.20
Forfeited	(26)	3.92
Non-vested at June 30, 2021	634	$2.10	2.08

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2021	2,671	$14.33	3.38
Granted	1,211	7.45
Vested	(543)	8.31
Forfeited	(23)	17.58
Non-vested at June 30, 2022	3,316	$12.53	3.17
Equity-based compensation cost is recorded within the selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss, and totaled approximately $3.0 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $6.3 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
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
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	June 30, 2022	June 30, 2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	47.5%
Risk-free rate of return	—%	0.7%
Expected option term (years)	0	4.5
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of stock option activity for the six months ended June 30, 2022 and 2021 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	613	28.90	7.00
Exercised	—	—	—
Forfeited	—	—	—
Balance, June 30, 2021	613	$28.90	6.75

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	613	$28.90	6.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, June 30, 2022	613	$28.90	4.55
Exercisable	613	—	—
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss, and totaled $0 and $613 thousand for the three months ended June 30, 2022 and 2021, respectively. The Company recorded a benefit of approximately $158 thousand for the six months ended June 30, 2022 due to fair value adjustments related to modification under the Separation Agreement, and expense of $681 thousand for the six months ended June 30, 2021. The weighted average grant-date fair values of options granted during the six months ended June 30, 2022 and 2021 were $0 and $11.41, respectively. There were no stock options exercised during 2022 or 2021.
Performance-Based Restricted Stock Agreements
The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the performance-based stock units (“Performance PSUs”) will be earned based on achievement of pre-established financial and operational performance objectives and will vest on the date the attainment of such performance objectives as determined by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”), subject to the participant’s continued employment with the Company. The Company has also issued PSUs that vest if the market price of the Company’s common stock exceeds a defined target during the performance period (“Market PSUs”, together with the Performance PSUs, the “PSUs”).
The Company issued 900 thousand and 0 PSUs for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, the performance-based provision has not been achieved for any of the outstanding performance-based awards.
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
A summary of the PSU activity for the six months ended June 30, 2022 and 2021 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, June 30, 2021	—	$—	—

	Number of PSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	424	$18.65	2.00
Granted	900	7.36
Vested	—	—
Forfeited	(14)	19.33
Balance, June 30, 2022	1,310	$10.88	2.00
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss, and totaled approximately $305 thousand and $0 for the three months ended June 30, 2022 and 2021, respectively, and $269 thousand and $0 for the six months ended June 30, 2022 and 2021, respectively.

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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of the RTI warrant activity for the six months ended June 30, 2022 and 2021 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	971	$5.56	$0.03	4.00
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2021	971	$5.56	$0.03	3.50
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	971	$5.56	$0.03	3.00
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2022	971	$5.56	$0.03	2.50
Exercisable	971
The Company recognized $0.5 million and $1.8 million of benefit for the three and six months ended June 30, 2022, respectively, and $0 and $15.0 million of expense for the three and six months ended June 30, 2021, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.
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
There were approximately 5.7 million Public Warrants and 0.2 million Private Placement Warrants outstanding at June 30, 2022 and 2021. The Company recognized $0.1 million and $0.3 million of benefit related to the change in fair value of the Private Warrants for the three and six months ended June 30, 2022, respectively, and $0.4 million and $1.8 million of benefit for the three and six months ended June 30, 2021, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.
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

As of June 30, 2022, there were approximately 17.9 million Series A Warrants outstanding. The Company recognized $3.9 million of benefit and $3.4 million of expense for the three and six months ended June 30, 2022, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,004)	$(11,059)	$(40,436)	$(37,133)
Denominator:
Weighted average common shares outstanding, basic and diluted	163,249	117,346	148,413	84,284
Net loss per share attributable to common stockholder, basic and diluted	$(0.09)	$(0.09)	$(0.27)	$(0.44)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. These shares include vested but not exercised warrants and non-vested restricted stock units and convertible notes.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of June 30, 2022
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$849	$11,180
Machinery and equipment	20,891	5,370	15,521
Leasehold Improvements	2,957	479	2,478
Fixtures and Furnishings	140	45	95
Land improvements	150	17	133
Land	1,150	—	1,150
Construction in process	315,034	—	315,034
Total property, plant and equipment	$352,351	$6,760	$345,591

	As of December 31, 2021
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$695	$11,334
Machinery and equipment	20,016	4,183	15,833
Leasehold Improvements	2,902	154	2,748
Fixtures and Furnishings	104	37	67
Land improvements	150	12	138
Land	1,150	—	1,150
Construction in process	193,944	—	193,944
Total property, plant and equipment	$230,295	$5,081	$225,214
Depreciation expense is recorded within operating costs in the condensed consolidated statements of comprehensive loss and amounted to $0.9 million and $0.5 million for the three months ended June 30, 2022 and

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
2021, respectively and $1.7 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively .
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
As of June 30, 2022 and December 31, 2021, the Company is in Phase 3 of the License Agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the condensed consolidated balance sheets.
On November 13, 2019, Legacy PCT entered into a patent sublicense agreement with Impact Recycling Limited (“Impact”) through the term of the patents. The agreement outlines an initial license fee of $2.5 million and royalties on production using the license. In 2020, Legacy PCT paid $0.9 million of the initial license fee, and during the six months ended June 30, 2021, the Company paid the remaining $1.6 million of the initial fee. The initial license fee of $2.5 million is recorded in prepaid expenses and other non-current assets in the condensed consolidated balance sheets and will be ratably amortized over the term of the underlying patent using the straight-line method. In May 2021, the Company began using the technology covered by the Impact agreement and commenced amortization as of this date.
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
Strategic Alliance Agreement
On December 13, 2018, Legacy PCT entered into a strategic alliance agreement with Nestle Ltd. (“Nestle”), which expires on December 31, 2023. Upon execution of the agreement, Nestle committed to provide $1.0 million to fund further research and development efforts. The funding provided by Nestle may be convertible, in whole or in part, into a prepaid product purchase arrangement at Nestle’s option, upon the time of product delivery beginning in 2021. Additionally, because the research and development efforts were not successful as of December 31, 2020, up to 50% of the funding may be convertible into a 5-year term loan obligation, payable to Nestle at an interest rate

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
equivalent to the U.S. prime rate. As of the issuance of these statements, Nestlé has not elected to convert any funding into a term loan.

PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
NOTE 10 - INCOME TAXES
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended June 30, 2022 and 2021, the Company has reported tax expense of $0 and $0, respectively.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Assets and liabilities measured and recorded at Fair Value on a recurring basis
As of June 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$120	$98,184	$—	$98,304	$27,389	$—	$—	$27,389
Investments:
Commercial paper, available for sale	—	121,368	—	121,368	—	76,930	—	76,930
Corporate Bonds, available for sale	—	99,215	—	99,215	—	84,588	—	84,588
Municipal bonds, available for sale	—	10,748	—	10,748	—	5,847	—	5,847
Total investments	—	231,331	—	231,331	—	167,365	—	167,365
Total assets	$120	$329,515	$—	$329,635	$27,389	$167,365	$—	$194,754

Liabilities
Warrant liability:
RTI warrants	$—	$—	$3,379	$3,379	$—	$—	$5,175	$5,175
Private warrants	—	—	681	681	—	—	938	938
Series A warrants	—	47,321	—	47,321	—	—	—	—
Total warrant liability	$—	$47,321	$4,060	$51,381	$—	$—	$6,113	$6,113
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	June 30, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	76.1%	69.5%
Risk-free rate of return	2.97%	1.14%
Expected option term (years)	3.72	4.22
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the private warrants. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Black-Scholes calculation.
The aggregate values of the private warrants were $0.7 million and $0.9 million on June 30, 2022 and December 31, 2021, respectively.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of the private warrants activity from December 31, 2021 to June 30, 2022 is as follows:

Fair value (Level 3)
Balance at December 31, 2021	$938
Change in fair value	(257)
Balance at June 30, 2022	$681
Refer to Note 6 – Warrants for further information.
Measurement of the RTI warrants
Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

	June 30, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	58.4%	59.6%
Risk-free rate of return	2.39%	0.97%
Expected option term (years)	2.5	3.0
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree model calculation.
The Company has an option to repurchase the Warrants at any time. The maximum fair value of the Warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.
Changes in Level 3 liabilities measured at fair value for six months ended June 30, 2022 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2021	$5,175
Change in fair value	(1,796)
Balance at June 30, 2022	$3,379
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
The Company records cash and accounts payable at cost, which approximates fair value due to their short-term nature or stated rates. The Company records debt at cost.
NOTE 12 - AVAILABLE-FOR-SALE INVESTMENTS
The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of June 30, 2022, consist of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 11, "Fair Value of Financial Instruments," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s available-for-sale investments by major security type as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$121,659	$3	$(294)	$121,368
Corporate Bonds	99,877	—	(662)	99,215
Municipal Bonds	10,832	—	(84)	10,748
Total	$232,368	$3	$(1,040)	$231,331

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$76,961	$—	$(31)	$76,930
Corporate Bonds	84,771	—	(183)	84,588
Municipal Bonds	5,870	—	(23)	5,847
Total	$167,602	$—	$(237)	$167,365
The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$220,376	$219,414	$117,164	$117,100
Due after one year through five years	11,992	11,917	50,438	50,265
Total	$232,368	$231,331	$167,602	$167,365
Debt securities as of June 30, 2022 had an average remaining maturity of 0.5 years.
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2022 and 2021, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
NOTE 13 - CONTINGENCIES
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of June 30, 2022.
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
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended June 30, 2022 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended June 30, 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The components of lease expense and supplemental cash flow information related to leases for the periods are as follows (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Lease cost
Operating lease cost	349	$772
Short-term lease cost	105	208
Total lease cost	$454	$980

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$427
Right-of-use assets obtained in exchange for new operating lease liabilities		$80
Weighted-average remaining lease term (in years) - operating leases		9.7

Discount rates
Weighted-average discount rate - operating leases		4.1%
The supplemental balance sheet information related to leases for the period is as follows (in thousands):

June 30, 2022
Operating leases
Operating lease right-of-use assets	$11,846
Accrued expenses	$980
Other long-term liabilities	11,656
Total operating lease liabilities	$12,636

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2022 (July through December)	$693
2023	1,524
2024	1,513
2025	1,553
2026	1,460
2027	1,469
Thereafter	7,310
Total lease payments	15,522
Less: Imputed interest	(2,886)
Present value of lease liabilities	$12,636

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 15 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended June 30, 2022, management has evaluated events through August 11, 2022 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:
On August 4, 2022, the U.S. District Court for the Middle District of Florida dismissed the Class Action Lawsuits, without prejudice. The Court provided the Lead Plaintiffs until August 18, 2022 to file a second amended complaint. For further information regarding the Class Action Lawsuits, refer to Note 13 - Contingencies.

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
The Ironton Facility’s original budget was $242.1 million, which the $250 million Revenue Bond offering financed. As of June 30, 2022, the remaining capital, allocated from the Revenue Bond funds, was $52.2 million to complete the Ironton Facility. As PCT continues to pursue timely completion of the Ironton Facility, evaluate production improvements, and refine its estimates for plant construction costs, PCT currently anticipates that it will need to spend an additional $55.0 - $65.0 million to complete the Ironton Facility. PCT believes these additional costs will de-risk PCT’s commercialization process by allowing it to process higher levels of solids and contaminants in its feedstocks. The additional costs include, among others, the purchase of additional equipment and additional costs related to supply chain issues due to COVID-19.
The Augusta Facility
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority to build its first U.S. multi-site facility in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to represent the Company’s first “multi-site facility,” where up to eight production lines are expected to have UPR resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of UPR resin.

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
PreP Facilities
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. PCT will locate its first Feed PreP facility in Central Florida, which is expected to be operational in the second half of 2022. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process and procure all plastic bales between no. 3 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
Letter of No Objection Submission
On September 10, 2021, PCT filed for a U.S. Food and Drug Administration (“FDA”) Letter of No Objection (“LNO”), for Conditions of Use A - H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. Conditions of Use C-G address many consumer product packaging requirements, including applications for hot filled and pasteurized, as well as room temperature, refrigerated and frozen applications. Generally speaking, Conditions of Use A, B and H relate to extreme temperature applications. The LNO submission also defines the feedstock sources for the Company’s planned commercial recycling process, and this LNO submission included curbside post-consumer recycled and food grade post-industrial recycled feedstocks.
The FDA confirmed receipt of the submission on September 13, 2021 and followed up with additional questions and request for clarification in a letter received by PCT on January 7, 2022. PCT responded to the FDA’s questions on February 17, 2022.
On May 25, 2022, PCT received a Prenotification letter from the FDA confirming that the company will receive an agency opinion letter for the use of food-grade post-industrial recycled (“PIR”) materials for all food types under Conditions of Use A-H, and an LNO for all food types under Conditions of Use E-G for food-grade post-consumer (stadium trash) recycled (“PCR”) feedstock. The Company currently has plans to conduct additional testing and make further LNO submissions for additional PCR sources and expanded conditions of use.
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
To date, we have not generated any operating revenue. We expect to begin to generate revenue in 2023 from our commercial plant and PreP facilities.
Operating Costs
Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at PCT’s operating facilities, including rent, depreciation, repairs and maintenance, utilities and supplies. Costs attributable to the design and development of the Ironton Facility, Augusta Facility, and Feed PreP facility in Central Florida, are capitalized and, when placed in service, will be depreciated over the expected useful life of the asset. We expect our operating costs to increase substantially as we continue to scale operations and increase headcount.
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

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of three and six month periods ended June 30, 2022 and 2021
The following table summarizes our operating results for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except %)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Costs and expenses
Operating costs	$6,449	$2,411	$4,038	167%	$10,497	$4,541	$5,956	131%
Research and development	250	224	26	12%	589	771	(182)	(24)%
Selling, general and administrative	12,954	7,259	5,695	78%	27,701	14,883	12,818	86%
Total operating costs and expenses	19,653	9,894	9,759	99%	38,787	20,195	18,592	92%
Interest expense	(176)	1,836	(2,012)	(110)%	268	3,879	(3,611)	(93)%
Change in fair value of warrants	(4,495)	(359)	(4,136)	1152%	1,340	13,262	(11,922)	(90)%
Other expense	22	(312)	334	(107)%	41	(203)	244	(120)%
Net loss	$15,004	$11,059	$3,945	36%	$40,436	$37,133	$3,303	9%
Operating Costs
The increase for the three and six month periods was primarily attributable to higher employee costs of $2.1 million and $2.5 million due primarily to increased headcount at the Ironton Facility and Feed PreP facility in Central Florida, increased operational consulting costs to support development of the commercial production process of $0.6 million and $1.3 million, higher rent for operating facilities of $0.5 million and $1.0 million, higher depreciation expense of $0.4 million and $0.7 million, increased site costs of $0.3 million and $0.3 million, and operational travel and other expenses of $0.1 million and $0.1 million, respectively.
Research and Development Expenses
Research and development expenses did not significantly change period over period.
Selling, General and Administrative Expenses
The increase for the three month period was attributable to increased equity compensation expense of $2.4 million, higher bonus expense of $1.2 million, higher wages and benefits related to increased resources and headcount devoted to development of the Company’s administrative functions of $0.7 million, the increase in insurance expense of $0.1 million, increased IT and infrastructure costs of $0.5 million, and additional taxes and licenses expense of $0.1 million. The increase for the six month period was attributable to increased equity compensation expense $5.3 million, higher bonus expense of $2.7 million, higher wages and benefits related to increased resources and headcount devoted to development of the Company’s administrative functions of $4.8 million, the increase in insurance expense of $1.0 million, increased IT and infrastructure costs of $1.1 million, additional taxes and licenses expense of $0.4 million, and the increase in other administrative costs of $0.5 million, offset by lower professional, legal, and public company expenses of $3.0 million due primarily to costs incurred in the first half of 2021 related to the Business Combination that were not repeated in 2022.
Interest Expense
The decrease for the three and six month periods was primarily attributable to lower interest after full conversion of the Convertible Notes (as defined below) to common stock in the fourth quarter of 2021.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Change in fair value of warrants
The increased benefit for the three month period was attributable to a $4.5 million decrease in fair value of the Company’s liability-classified warrants in the second quarter of 2022 compared to a $0.4 million decrease in second quarter 2021. The decreased expense for the six month period was attributable to a $1.3 million increase in fair value of the Company’s liability-classified warrants in the first six months of 2022 compared to a $13.3 million increase for the same period in 2021.
Liquidity and Capital Resources
To date, we have not generated any operating revenue. We expect to begin to generate revenue in 2023 from our commercial plant and PreP facilities. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of our Convertible Senior Secured Notes due in 2022 (the “Convertible Notes”), and a series of tax-exempt and taxable bonds, (the “Revenue Bonds”), and the Closing of the Business Combination. Additionally, in March of 2022, we consummated an offering pursuant to which we sold to certain investors, in a private placement, an aggregate of 35.7 million shares of the Company’s common stock and warrants to purchase an aggregate of 17.9 million shares of the Company’s common stock (the “Series A Warrants”), at a price of $7.00 per Common Stock and one-half of one Series A Warrants, for gross proceeds of approximately $250.0 million (the “2022 PIPE Offering”). The Company incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering.
The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. The Restricted Cash is restricted in terms of use primarily based on the Loan Agreement and requires PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), to use the proceeds of the Revenue Bonds exclusively to construct and equip the Ironton Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds.

(in millions)	June 30, 2022	December 31, 2021
Cash	$118.5	$33.4
Debt Securities Available for Sale	231.3	167.4
Unrestricted Liquidity	$349.8	$200.8

Ironton Facility Construction	$52.2	$121.3
Equity Escrow Reserve	50.0	50.0
Capitalized Interest and Debt Reserve	46.5	55.6
Other Required Reserves	14.4	—
Letters of Credit and Other Collateral	3.5	3.5
Restricted Cash	$166.6	$230.4

Bonds and Notes Payable	$233.0	$232.5
Add: Discount and Issuance Costs	16.6	17.1
Gross Bonds and Notes Payable	$249.6	$249.6
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
•Other general corporate purposes.
Our future capital requirements will depend on many factors, including actual construction costs for the Ironton Facility, the construction of the Augusta Facility and others outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, and challenges or unforeseen circumstances. For this future growth and investment, we expect to seek additional debt financing from outside sources, which we may not be able to raise on terms favorable to us, or at all. If we are unable to raise additional debt when desired, our business, financial condition and results of operations would be adversely affected.
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
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
(in thousands, except %)	2022	2021	$ Change	% Change
Net cash used in operating activities	$(35,090)	$(34,718)	$(372)	1%
Net cash used in investing activities	(191,854)	(251,196)	59,342	(24)%
Net cash provided by financing activities	248,136	293,914	(45,778)	(16)%
Cash and cash equivalents, beginning of period	263,858	330,574	(66,716)	(20)%
Cash and cash equivalents, end of period	$285,050	$338,574	$(53,524)	(16)%
Cash Flows from Operating Activities
The $0.4 million decrease in net cash used in operating activities for the six months ending June 30, 2022 compared to the same period in 2021 was primarily attributable to the decrease in transaction and other related payments that were paid as part of the Business Combination of $13.9 million, decrease of $1.6 million related to the Impact License agreement payment in the first half of 2021 that was not repeated in the first half of 2022, and $0.3 million of decreases in other operating cash activities, offset by approximately $11.2 million in higher cash payments for employee costs, including $4.7 million cash paid for bonuses in the first half of 2022, as well as the receipt of the $5.0 million Total pre-payment in the first half of 2021 that was not present in 2022.
Cash Flows from Investing Activities
The $59.3 million increase in net cash used in investing activities for the six months ending June 30, 2022 compared to the same period in 2021 was attributable to $76.6 million of additional capital expenditure payments related to construction of the Company’s operating facilities, offset by $113.0 million in maturities and sales of available for sale debt securities and $22.9 million lower purchases of available for sale debt securities.
Cash Flows from Financing Activities
The $45.8 million decrease in net cash provided by financing activities for the six months ending June 30, 2022 compared to the same period in 2021 was primarily attributable to $298.5 million from the closing of the Business Combination, net of capitalized issuance costs, as well as share repurchase activity of $1.0 million to cover taxes due on employee restricted stock award vesting during the quarter. This decrease was offset by $249.2 million in

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
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
PCT will become a large accelerated filer for the fiscal year ending December 31, 2022, and as such PCT will lose emerging growth status on December 31, 2022. As of December 31, 2022, PCT will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies and will be required to comply with, among other things, the auditor attestation requirements Section 404(b) of the Sarbanes-Oxley Act of 2002. For as long as PCT continues to be an emerging growth company, however, PCT intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

PureCycle Technologies, Inc.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation Risk
The primary inflationary factors affecting our operations are labor, materials, and energy costs related to construction of our purification plants and Feed PreP facilities. Continued inflationary pressures could affect the global and U.S. economies and could have an adverse impact on our construction costs. While we plan to partially offset inflation and other changes in the costs of construction through our pricing strategies, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that these measures will be successful.
Investments in Debt Securities
Our investment policy is established by the Chief Executive Officer and Chief Financial Officer and is reviewed as needed. Pursuant to this investment policy, as of June 30, 2022, all investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. We manage the market risk related to these investments by holding only highly liquid, minimum “A” rated securities. The weighted average maturity of our investment portfolio is 0.5 years.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of June 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q), due to material

PureCycle Technologies, Inc.
ITEM 4. CONTROLS AND PROCEDURES — CONTINUED
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the second quarter of 2022:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	727	$8.79	—	$—
May 1 to May 31	727	8.38	—	—
June 1 to June 30	727	9.63	—	—
Total	2,181	$8.93	—	$—
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

3.2	Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

10.1	Separation Agreement, dated May 11, 2022, by and between PureCycle Technologies, Inc. and David Brenner.*

10.2	Separation Agreement, dated August 7, 2022, by and between PureCycle Technologies, Inc. and Michael Otworth.*

10.3	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Executive Chairman.*

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2022*

31.2	Rule 13a – 14(a) Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended June 30, 2022*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2022*

32.2	Section 1350 Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended June 30, 2022*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Unaudited Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021.
(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Six Months Ended June 30 2022 and 2021.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021.
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

PURECYCLE TECHNOLOGIES INC.
(Registrant)
By: ___/s/ Dustin Olson___________________
Dustin Olson
Chief Executive Officer
(Principle Executive Officer)

By: ___/s/ Lawrence Somma_______________
Lawrence Somma
Chief Financial Officer
(Principle Financial Officer)

Date: August 11, 2022