Form 10-Q
period 2022-09-30
PureCycle Technologies, Inc.
filed 2022-11-09
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 9, 2022, there were approximately 163,506,449 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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
The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”) entitled “Risk Factors,” those discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT (including this this Quarterly Report on Form 10-Q) and the following:
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
•    the outcome of any legal or regulatory proceedings to which PCT is, or may become, a party including the securities class action case;
•    geopolitical risk and changes in applicable laws or regulations;
•    the possibility that PCT may be adversely affected by other economic, business, and/or competitive factors, including rising interest rates;
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
•    operational risk; and
•    the risk that the COVID-19 pandemic (“COVID-19”), including any new and emerging variants and the efficacy and distribution of vaccines may have an adverse effect on PCT’s business operations, as well as PCT’s financial condition and results of operations.

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

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands except per share data)	September 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$56,447	$33,417
Debt securities available for sale	158,513	167,365
Restricted cash – current	100,048	141,855
Prepaid expenses and other current assets	6,032	2,712
Total current assets	321,040	345,349
Restricted cash – non-current	101,023	88,586
Prepaid expenses and other non-current assets	6,831	5,535
Operating lease right-of-use assets	19,607	—
Property, plant and equipment, net	438,586	225,214
TOTAL ASSETS	$887,087	$664,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,100	$1,401
Accrued expenses	32,570	35,526
Accrued interest	6,127	1,532
Total current liabilities	45,797	38,459
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Bonds payable	233,254	232,508
Warrant liability	66,265	6,113
Operating lease right-of-use liabilities	17,126	—
Other non-current liabilities	1,108	1,069
TOTAL LIABILITIES	$368,550	$283,149

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 163,509 and 127,647 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$164	$128
Additional paid-in capital	752,559	539,423
Accumulated other comprehensive loss	(1,023)	(237)
Accumulated deficit	(233,163)	(157,779)
TOTAL STOCKHOLDERS' EQUITY	518,537	381,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$887,087	$664,684
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(in thousands except per share data)
Costs and expenses
Operating costs	$6,451	$2,687	$16,948	$7,228
Research and development	254	330	843	1,101
Selling, general and administrative	14,382	24,489	42,083	39,372
Total operating costs and expenses	21,087	27,506	59,874	47,701
Interest (income) expense	(1,102)	1,843	(834)	5,722
Change in fair value of warrants	14,884	(8,369)	16,224	4,893
Other expense (income)	79	(3)	120	(206)
Total other expense (income)	13,861	(6,529)	15,510	10,409
Net loss	$(34,948)	$(20,977)	$(75,384)	$(58,110)
Loss per share
Basic and diluted	$(0.21)	$(0.18)	$(0.49)	$(0.61)
Weighted average common shares
Basic and diluted	163,490	118,255	153,513	95,773

Other comprehensive loss
Unrealized loss on debt securities available for sale	$14	$89	$(800)	$(17)
Total comprehensive loss	$(34,934)	$(20,888)	$(76,184)	$(58,127)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Nine Months Ended September 30, 2022
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	—	$—	—	$—	—	$—	—	$—	$539,423	$(237)	$(157,779)	$381,535
Issuance of common stock	35,714	35	—	—	—	—	—	—	—	—	205,261	—	—	205,296
Share repurchase	(130)	—	—	—	—	—	—	—	—	—	(1,049)	—	—	(1,049)
Equity based compensation	3	—	—	—	—	—	—	—	—	—	3,171	—	—	3,171
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(340)	—	(340)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(25,432)	(25,432)
Balance, March 31, 2022	163,234	$163	—	$—	—	$—	—	$—	—	$—	$746,806	$(577)	$(183,211)	$563,181
Share repurchase	(2)	—	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Equity based compensation	50	—	—	—	—	—	—	—	—	—	3,267	—	—	3,267
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(460)	—	(460)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,004)	(15,004)
Balance, June 30, 2022	163,282	$163	—	$—	—	$—	—	$—	—	$—	$750,056	$(1,037)	$(198,215)	$550,967
Share repurchase	(71)	—	—	—	—	—	—	—	—	—	(506)	—	—	(506)
Equity based compensation	298	1	—	—	—	—	—	—	—	—	3,009	—	—	3,010
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,948)	(34,948)
Balance, September 30, 2022	163,509	$164	—	$—	—	$—	—	$—	—	$—	$752,559	$(1,023)	$(233,163)	$518,537

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Nine Months Ended September 30, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	—	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $28.0 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	—	293,966
Issuance of restricted stock awards	775	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Forfeiture of restricted stock	(3)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Equity based compensation	—	—	—	—	—	—	—	—	—	—	68	—	—	68
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,074)	(26,074)
Balance, March 31, 2021	117,349	$117	—	$—	—	$—	—	$—	—	$—	$455,475	$—	$(106,351)	$349,241
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	—	—	—	—	835	—	—	835
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,059)	(11,059)
Balance, June 30, 2021	117,339	$117	—	$—	—	$—	—	$—	—	$—	$456,310	$(106)	$(117,410)	$338,911
Exercise of warrants	17	—	—	—	—	—	—	—	—	—	196	—	—	196
Issuance of restricted stock awards	1,000	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Equity based compensation	26	—	—	—	—	—	—	—	—	—	13,611	—	—	13,611
Share repurchase	(131)	—	—	—	—	—	—	—	—	—	(1,695)	—	—	(1,695)
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,977)	(20,977)
Balance, September 30, 2021	118,251	118	—	—	—	—	—	—	—	—	468,421	(17)	(138,387)	330,135
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(75,384)	$(58,110)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	9,448	14,753
Fair value change of warrants	16,224	4,893
Depreciation expense	2,583	1,507
Amortization of debt issuance costs and debt discounts	746	2,208
(Accretion) amortization of (discount) premium on debt securities	(235)	395
Operating lease amortization expense	964	—
Issuance costs attributable to warrants	—	109
Gain on extinguishment of secured term loan	—	(314)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,320)	(2,347)
Prepaid expenses and other non-current assets	(1,296)	(2,917)
Accounts payable	827	(399)
Accrued expenses	491	(9,554)
Accrued interest	324	2,819
Deferred revenue	—	5,000
Operating right-of-use liabilities	(1,536)	—
Net cash used in operating activities	$(50,164)	$(41,957)
Cash flows from investing activities
Construction of plant	(212,095)	(88,153)
Purchase of debt securities, available for sale	(192,388)	(229,183)
Sale and maturity of debt securities, available for sale	200,689	44,197
Net cash used in investing activities	$(203,794)	$(273,139)
Cash flows from financing activities
Proceeds from issuance of common stock	206,072	—
Proceeds from issuance of warrants	43,929	—
Payments to repurchase shares	(1,572)	—
Common stock issuance costs	(775)	—
Other (payments) proceeds from financing activities	(36)	160
Proceeds from ROCH and PIPE financing, net of issuance costs	—	298,461
Bond issuance costs	—	(4,067)
Convertible notes issuance costs	—	(480)
Net cash provided by financing activities	$247,618	$294,074
Net decrease in cash and restricted cash	(6,340)	(21,022)
Cash and restricted cash, beginning of period	263,858	330,574
Cash and restricted cash, end of period	$257,518	$309,552
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	$650	$845
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$22,059	$25,300
Additions to property, plant, and equipment in accounts payable	$3,267	$1,425
Additions to property, plant, and equipment in accrued interest	$4,271	$1,708
Non-cash financing activities
Initial fair value of acquired warrant liability	$—	$4,604
Share repurchase — additions to accrued expense	$—	$1,695
PIK interest on convertible notes	$—	$1,680
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
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”)

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2022. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the nine months ended September 30, 2022 and 2021.
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
Liquidity
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying condensed consolidated interim financial statements, the Company has not yet begun commercial operations and does not have any sources of revenue. The following is a summary of the components of our current liquidity (in thousands):

	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$56,447	$33,417
Debt securities available for sale	$158,513	$167,365
Unrestricted liquidity	$214,960	$200,782
Less: Other Ironton set-aside	$54,560	$50,713
Available unrestricted liquidity	$160,400	$150,069

Restricted Cash (current and non-current)	$201,071	$230,441

Working capital	$275,243	$306,890
Accumulated deficit	$(233,163)	$(157,779)

	For the nine months ended
	September 30, 2022	September 30, 2021
Net loss	$(75,384)	$(58,110)
As of September 30, 2022, we had $160.4 million of Available Unrestricted Liquidity. The Ironton set-aside amount of $54.6 million, together with the Liquidity Reserve of $50.2 million, relates to the Ironton Guaranty that requires PureCycle to maintain at least $100.0 million of cash on its balance sheet in addition to other required operational reserves of $4.6 million. A portion of this Guaranty requirement will be released when certain conditions have been met (refer to Note 3 – Notes Payable and Debt Instruments for further information).

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We believe additional Ironton construction costs will be incurred of approximately $75.0 million. However, the additional costs include a $12.0 million construction performance guarantee that will only be paid once our independent engineering firm has certified the Ironton Facility. We also have other net capital commitments of approximately $8.6 million and have ongoing monthly costs associated with managing the company. We maintain our belief that the Ironton Facility will be cash generating in the first half of 2023. But, with no certainty related to the results of operational start-up, or certainty related to raising additional capital to fund our planned growth or general corporate purposes, we are limiting our hiring practices and restricting cash expenditures consistent with our Available Unrestricted Liquidity. Currently, we believe we have adequate available liquidity to maintain operations for the next twelve months.
Market conditions remain challenging, and the Company now faces uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility, which will, initially, include two purification lines and three PreP facilities. As a result, we are currently pursuing various structures for project financing of our Augusta Facility, including the PreP facilities, in addition to the previously announced debt financing. While we remain confident in our ability to finance the Augusta Facility, we are limiting our expenses and adjusting our timeline in light of this uncertainty. As noted, this cash has either been spent, has been moved to Restricted Cash or is reflected in the other net capital commitments of approximately $8.6 million noted above.
Our future capital requirements will depend on many factors, including actual construction costs for the Ironton Facility, the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and challenges or unforeseen circumstances. As a pre-revenue operating company, we continually review our cash outlays, pace of hiring, professional services and other spend, and capital commitments to pro-actively manage those needs in tandem with our Available Unrestricted Liquidity balance. For our future growth and investment, we expect to seek additional debt or equity financing from outside sources, which we may not be able to raise on terms favorable to us, or at all. If we are unable to raise additional debt or sell additional equity when desired, or if we are unable to manage our cash outflows, our business, financial condition, and results of operations would be adversely affected.
Emerging Growth Company
At September 30, 2022, we qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
PCT will become a large accelerated filer for the fiscal year ending December 31, 2022, and as such PCT will lose emerging growth status on December 31, 2022. As of December 31, 2022, PCT will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies and will be required to comply with, among other things, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. For as long as PCT continues to be an emerging growth company, however, PCT intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of September 30, 2022, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as commercial paper with maturities of 90 days or less at acquisition. As of December 31, 2021, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
Investments
The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of September 30, 2022 and December 31, 2021 have been classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.

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
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$—	$906	$—	$2,689
Amortization of deferred financing costs	—	466	—	1,546
Effective interest rate	—%	9.0%	—%	9.0%
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(in thousands)
Bond Series	Term	Principal Amount	Interest Rate	Maturity Date
2020A	A1	$12,370.00	6.25%	December 1, 2025
2020A	A2	$38,700.00	6.50%	December 1, 2030
2020A	A3	$168,480.00	7.00%	December 1, 2042
2020B	B1	$10,000.00	10.00%	December 1, 2025
2020B	B2	$10,000.00	10.00%	December 1, 2027
2020C	C1	$10,000.00	13.00%	December 1, 2027
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
At closing of the Bonds, Legacy PCT contributed $60.0 million in equity and executed a Guaranty of Completion dated as of October 1, 2020 (“Guaranty”) and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. Under the Guaranty, PureCycle funded a $50.0 million liquidity reserve for the Ironton Facility (“Liquidity Reserve”) and deposited that amount upon the Closing of the Business Combination in an escrow account held by U.S. Bank Trust Company, National Association, as escrow agent. In addition, the Guaranty requires that PureCycle maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, in each case, inclusive of the Liquidity Reserve. The Company met these requirements and continues to maintain that cash balance at September 30, 2022. The Guaranty was amended and restated in May 2021 (“ARG”) to include a requirement, among others, that PureCycle replenish the Liquidity Reserve at the level of $50.0 million until completion of the Ironton Facility and the payment of all Project costs and until conditions relating to certain supply and offtake agreements have been met. Thereafter, the Liquidity Reserve amount will be reduced as provided in the ARG and PureCycle will not be required to replenish the reduced Liquidity Reserve. When all conditions to reducing the Liquidity Reserve to $25.0 million have been met, the reduced Liquidity Reserve without the obligation of replenishment will remain in place so long as any Series 2020A Bonds remain outstanding under the Indenture.
The Bonds are recorded within Bonds payable in the condensed consolidated balance sheet. The Company incurred $4.8 million and $4.8 million of interest cost during the three months ended September 30, 2022 and 2021, respectively, and $14.5 million and $14.4 million of interest cost during the nine months ended September 30, 2022 and 2021, respectively. As the Bond proceeds will be used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $4.2 million and $4.2 million of interest cost during the three months ended September 30, 2022 and 2021, respectively, and $12.8 million and $12.8 million of interest cost during the nine months ended September 30, 2022 and 2021. Management believes the fair value of the Revenue Bonds is not materially different than the carrying amount.
NOTE 4 - STOCKHOLDERS’ EQUITY
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of September 30, 2022, and December 31, 2021, 163.51 million and 127.65 million shares are issued and outstanding, respectively.
Preferred Stock
As of September 30, 2022, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
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

As of September 30, 2022, approximately 8.3 million shares of common stock are currently authorized for issuance under the Plan, of which approximately 6.5 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals applicable to the issued Plan awards).
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
For RSUs issued prior to approval of the Plan, the Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. Fair value of the RSUs is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30, 2022	September 30, 2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	49.1%
Risk-free rate of return	—%	0.1%
Expected option term (years)	0	0.2
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
A summary of restricted stock activity for the nine months ended September 30, 2022 and 2021 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2020	762	$1.39	2.12
Granted	2,353	18.88
Vested	(699)	9.83
Forfeited	(26)	3.92
Non-vested at September 30, 2021	2,390	$16.12	2.63

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2021	2,671	$14.33	3.38
Granted	1,395	7.61
Vested	(872)	6.47
Forfeited	(441)	9.78
Non-vested at September 30, 2022	2,753	$11.52	2.93
Equity-based compensation cost is recorded within the selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss, and totaled approximately $2.4 million and $9.2 million for the three months ended September 30, 2022 and 2021, respectively, and $8.7 million and $9.7 million for the nine months ended September 30, 2022 and 2021, respectively.
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

	September 30, 2022	September 30, 2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	47.5%
Risk-free rate of return	—%	0.7%
Expected option term (years)	0	4.5
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
A summary of stock option activity for the nine months ended September 30, 2022 and 2021 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	613	28.90	7.00
Exercised	—	—	—
Forfeited	—	—	—
Balance, September 30, 2021	613	$28.90	6.46

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	613	$28.90	6.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, September 30, 2022	613	$28.90	4.30
Exercisable	613	—	—

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss, and totaled $0 and $583 thousand for the three months ended September 30, 2022 and 2021, respectively. The Company recorded a benefit of approximately $158 thousand for the nine months ended September 30, 2022 due to fair value adjustments related to modification under the Separation Agreement, and expense of $1.3 million for the nine months ended September 30, 2021. The weighted average grant-date fair values of options granted during the nine months ended September 30, 2022 and 2021 were $0 and $11.41, respectively. There were no stock options exercised during 2022 or 2021.
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
The Company issued 1.0 million and 424 thousand PSUs for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, the performance-based provision has not been achieved for any of the outstanding performance-based awards.
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
A summary of the PSU activity for the nine months ended September 30, 2022 and 2021 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Exercise Price	Weighted average remaining recognition period
Balance, December 31, 2020	—	$—	—
Granted	424	18.65
Vested	—	—
Forfeited	—	—
Balance, September 30, 2021	424	$18.65	2.00

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Number of PSUs	Weighted Average Exercise Price	Weighted average remaining recognition period
Balance, December 31, 2021	424	$18.65	2.00
Granted	1,020	7.53
Vested	—	—
Forfeited	(382)	10.59
Balance, September 30, 2022	1,062	$10.86	1.87
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss, and totaled approximately $637 thousand and $3.5 million for the three months ended September 30, 2022 and 2021, respectively, and $906 thousand and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively.

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
A summary of the RTI warrant activity for the nine months ended September 30, 2022 and 2021 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	971	$5.56	$0.03	4.00
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2021	971	$5.56	$0.03	3.25
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	971	$5.56	$0.03	3.00
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	971	$5.56	$0.03	2.25
Exercisable	971
The Company recognized $1.2 million of expense and $0.6 million of benefit for the three and nine months ended September 30, 2022, respectively, and $6.8 million of benefit and $8.2 million of expense for the three and nine

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
months ended September 30, 2021, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.
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
There were approximately 5.7 million Public Warrants and 0.2 million Private Placement Warrants outstanding at September 30, 2022 and 2021. The Company recognized $0.2 million and $0 of expense related to the change in fair value of the Private Warrants for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $3.3 million of benefit for the three and nine months ended September 30, 2021, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.
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

As of September 30, 2022, there were approximately 17.9 million Series A Warrants outstanding. The Company recognized $13.4 million and $16.8 million of expense for the three and nine months ended September 30, 2022, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.
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
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(34,948)	$(20,977)	$(75,384)	$(58,110)
Denominator:
Weighted average common shares outstanding, basic and diluted	163,490	118,255	153,513	95,773
Net loss per share attributable to common stockholder, basic and diluted	$(0.21)	$(0.18)	$(0.49)	$(0.61)
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of September 30, 2022
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$926	$11,103
Machinery and equipment	21,557	5,960	15,597
Leasehold Improvements	2,957	641	2,316
Fixtures and Furnishings	529	64	465
Land improvements	150	20	130
Land	1,150	—	1,150
Construction in process	407,825	—	407,825
Total property, plant and equipment	$446,197	$7,611	$438,586

	As of December 31, 2021
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$695	$11,334
Machinery and equipment	20,016	4,183	15,833
Leasehold Improvements	2,902	154	2,748
Fixtures and Furnishings	104	37	67
Land improvements	150	12	138
Land	1,150	—	1,150
Construction in process	193,944	—	193,944
Total property, plant and equipment	$230,295	$5,081	$225,214
Depreciation expense is recorded within operating costs in the condensed consolidated statements of comprehensive loss and amounted to $0.9 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively and $2.6 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively .
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
As of September 30, 2022 and December 31, 2021, the Company is in Phase 3 of the License Agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the condensed consolidated balance sheets.
On November 13, 2019, Legacy PCT entered into a patent sublicense agreement with Impact Recycling Limited (“Impact”) through the term of the patents. The agreement outlines an initial license fee of $2.5 million and royalties on production using the license. In 2020, Legacy PCT paid $0.9 million of the initial license fee, and during the nine months ended September 30, 2021, the Company paid the remaining $1.6 million of the initial fee. The initial license fee of $2.5 million is recorded in prepaid expenses and other non-current assets in the condensed consolidated balance sheets and will be ratably amortized over the term of the underlying patent using the straight-line method. In May 2021, the Company began using the technology covered by the Impact agreement and commenced amortization as of this date.
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

PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
NOTE 10 - INCOME TAXES
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended September 30, 2022 and 2021, the Company has reported tax expense of $0 and $0, respectively.

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
Assets and liabilities measured and recorded at Fair Value on a recurring basis
As of September 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$41,404	$9,967	$—	$51,371	$27,389	$—	$—	$27,389
Investments:
Commercial paper, available for sale	—	52,408	—	52,408	—	76,930	—	76,930
Corporate Bonds, available for sale	—	96,762	—	96,762	—	84,588	—	84,588
Municipal bonds, available for sale	—	9,343	—	9,343	—	5,847	—	5,847
Total investments	—	158,513	—	158,513	—	167,365	—	167,365
Total assets	$41,404	$168,480	$—	$209,884	$27,389	$167,365	$—	$194,754

Liabilities
Warrant liability:
RTI warrants	$—	$—	$4,622	$4,622	$—	$—	$5,175	$5,175
Private warrants	—	—	929	929	—	—	938	938
Series A warrants	—	60,714	—	60,714	—	—	—	—
Total warrant liability	$—	$60,714	$5,551	$66,265	$—	$—	$6,113	$6,113

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	September 30, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	94.2%	69.5%
Risk-free rate of return	4.16%	1.14%
Expected option term (years)	3.5	4.22
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
The aggregate values of the private warrants were $0.9 million and $0.9 million on September 30, 2022 and December 31, 2021, respectively.
A summary of the private warrants activity from December 31, 2021 to September 30, 2022 is as follows:

Fair value (Level 3)
Balance at December 31, 2021	$938
Change in fair value	(9)
Balance at September 30, 2022	$929
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
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

	September 30, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	96.7%	59.6%
Risk-free rate of return	4.18%	0.97%
Expected option term (years)	2.25	3.0
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For September 30, 2022, the expected volatility was calculated based on the specific volatility of PCT’s publicly-traded common stock. For December 31, 2022, the expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree model calculation.
The Company has an option to repurchase the Warrants at any time. The maximum fair value of the Warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.
Changes in Level 3 liabilities measured at fair value for nine months ended September 30, 2022 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2021	$5,175
Change in fair value	(553)
Balance at September 30, 2022	$4,622
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
NOTE 12 - AVAILABLE-FOR-SALE INVESTMENTS
The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of September 30, 2022, consist of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 11, "Fair Value of Financial Instruments," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s available-for-sale investments by major security type as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$52,730	$—	$(322)	$52,408
Corporate Bonds	97,366	—	(604)	96,762
Municipal Bonds	9,440	—	(97)	9,343
Total	$159,536	$—	$(1,023)	$158,513

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$76,961	$—	$(31)	$76,930
Corporate Bonds	84,771	—	(183)	84,588
Municipal Bonds	5,870	—	(23)	5,847
Total	$167,602	$—	$(237)	$167,365
The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$147,543	$146,604	$117,164	$117,100
Due after one year through five years	11,993	11,909	50,438	50,265
Total	$159,536	$158,513	$167,602	$167,365
Debt securities as of September 30, 2022 had an average remaining maturity of 0.5 years.
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2022 and 2021, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
NOTE 13 - CONTINGENCIES
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of September 30, 2022.
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
On August 4, 2022, the U.S. District Court for the Middle District of Florida dismissed the Class Action Lawsuits, without prejudice. The Court provided the Lead Plaintiffs until August 18, 2022 to file a second amended complaint. Plaintiffs filed their second amended complaint on August 18, 2022. On September 15, 2022, the PCT Defendants and Byron Roth each filed a motion to dismiss the second amended complaint and the Lead Plaintiffs filed their opposition to the motions to dismiss on October 20, 2022. Defendants were granted leave to file a reply and filed the reply on October 31, 2022.
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
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended September 30, 2022 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended September 30, 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets.
On August 24, 2022, the Company signed a real estate lease for a future feedstock preprocessing facility in Denver, Pennsylvania with an initial term of 15 years and total minimum lease payments of $52.3 million. The lease is expected to commence by the end of 2023.
The components of lease expense and supplemental cash flow information related to leases for the periods are as follows (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Lease cost
Operating lease cost	618	$1,390
Short-term lease cost	83	291
Total lease cost	$701	$1,681

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,829
Right-of-use assets obtained in exchange for new operating lease liabilities		$8,266
Weighted-average remaining lease term (in years) - operating leases		7.9

Discount rates
Weighted-average discount rate - operating leases		4.7%

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The supplemental balance sheet information related to leases for the period is as follows (in thousands):

September 30, 2022
Operating leases
Operating lease right-of-use assets	$19,607
Accrued expenses	$2,197
Other long-term liabilities	17,126
Total operating lease liabilities	$19,323

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2022 (July through December)	$747
2023	3,065
2024	3,065
2025	3,118
2026	3,038
2027	2,679
Thereafter	7,474
Total lease payments	23,186
Less: Imputed interest	(3,863)
Present value of lease liabilities	$19,323
NOTE 15 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended September 30, 2022, management has evaluated events through November 9, 2022 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:
On September 21, 2022, the Company received a notice from Ravago Americas LLC (“Ravago”), a feedstock supplier and offtake customer of the Ironton Facility, alleging that the Company had breached its obligations under Ravago’s feedstock and offtake agreements, and notifying the Company of its decision to terminate those agreements. On October 18, 2022, the Company responded to Ravago, disputing the allegations contained in Ravago’s letter, as well as disputing that a breach occurred pursuant to the terms of the Ravago feedstock and offtake agreements.
Without expressing any opinion on the validity of the Ravago claims or whether an Event of Default (“EOD”) under the Bond Documents (as defined in the Indenture) governing the Southern Ohio Port Authority revenue bonds occurred as a result of Ravago’s allegations of breach and attempted termination of Ravago’s agreements, on October 26, 2022, the Trustee notified the Company that it was exercising its authority pursuant to Section 9.01 to investigate Ravago’s allegations and the Company’s response, during which time the Company’s request for reimbursement of construction expenses will remain pending.
Consequently, on November 3, 2022, the Company issued payment of $12.4 million to various vendors from its unrestricted cash. As of October 31, 2022, there was approximately $13.2 million of remaining funds to be reimbursed from the Ironton Bond Fund. The Company is experiencing significant demand for its UPR resin and is currently finalizing alternative agreements with comparable terms with third parties to replace the volume previously associated with Ravago’s feedstock and offtake agreements. The Company anticipates reviewing these alternative

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
agreements with the Trustee and seeking approval of (i) the substitution of the alternative agreements for the Ravago feedstock and offtake agreements and (ii) a corresponding resumption of reimbursements for construction-related expenses already advanced by the Company. If we are unable to execute substitute agreements that are on terms acceptable to the Trustee, our business, financial condition, and results of operations would be adversely affected.

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
The Ironton Facility
PCT is currently building its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), which is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019. Production at the Ironton Facility is expected to commence in early 2023, and the plant is expected to be fully operational later in 2023. PCT has secured and contracted all the feedstock and product offtake for this initial plant.
The Ironton Facility’s original budget was $242.1 million, which the $250 million Revenue Bond offering financed. As of September 30, 2022, the remaining capital, allocated from the Revenue Bond funds, was $11.0 million to complete the Ironton Facility. As PCT continues to pursue timely completion of the Ironton Facility, evaluate production improvements, and refine its estimates for plant construction costs, PCT currently anticipates that it will need to spend an additional $75.0 million to complete the Ironton Facility. PCT believes these additional costs will de-risk PCT’s commercialization process by allowing it to process higher levels of solids and contaminants in its feedstocks. The additional costs are a result of, among other things, the purchase of additional equipment, inflation and supply chain issues caused by COVID-19.
The Augusta Facility
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority (“AEDA”) to build its first U.S. multi-site facility in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to represent the Company’s first “multi-site facility,” where up to eight production lines are expected to collectively have UPR resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
million pounds of PureCycle Technologies, Inc. UPR resin. PureCycle has allocated 40% of the Augusta Facility output to existing customers and expects that additional offtake agreements will close throughout the remainder of the year.
On October 5, 2022, the Company and the AEDA executed an agreement in which the AEDA agreed to forbear from terminating the MOU should the Company obtain financing by December 31, 2022. Market conditions remain challenging and have created uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility. As a result, we are currently pursuing various structures for project financing of our Augusta Facility in addition to the previously announced debt financing. While we remain confident in our ability to finance the Augusta Facility, we are limiting our expenses and adjusting our timeline in light of this uncertainty If we are unable to raise additional debt when desired, or on terms favorable to us, our business, financial condition, and results of operations would be adversely affected.
Feedstock Pricing
PCT sees a robust pipeline of demand for its recycled polypropylene and PCT is seeing market acceptance of its “Feedstock+” pricing model for its UPR resin. The “Feedstock+” pricing model divides the market cost of feedstock by a set yield-loss and adds a fixed price, which effectively passes on the cost of feedstock and de-risks PCT’s operating margin volatility.
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
PreP Facilities
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT has experienced new challenges obtaining the necessary water and sewer permits to construct its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourse to obtain these permits, as well as potential legal remedies with regard to its obligations under the 11-year lease agreement. PCT is also evaluating alternative preprocessing sites in Central Florida. Also, on August 24, 2022, PCT signed a lease for a future PreP facility in Denver, Pennsylvania, which is expected to be operational by the end of 2023, provided we obtain the financing necessary for operational readiness. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process and procure all plastic bales between no. 1 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
Letter of No Objection Submission and the Granting of FDA Food Packaging Clearances for Certain Feedstocks
On September 10, 2021, PCT filed for a U.S. Food and Drug Administration (“FDA”) Letter of No Objection (“LNO”), for Conditions of Use A – H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. Conditions of Use C – H address many consumer product packaging requirements, including applications for hot filled and pasteurized, as well as room temperature, refrigerated and frozen applications. Generally speaking, Conditions of Use A and B relate to extreme temperature applications. The LNO submission also defines the feedstock sources for the Company’s planned commercial recycling process, and this LNO submission pertained to (i) food grade post-industrial recycled feedstocks and (ii) food grade curbside post-consumer recycled feedstocks.
The FDA confirmed receipt of the submission on September 13, 2021 and followed up with additional questions and request for clarification in a letter received by PCT on January 7, 2022. PCT responded to the FDA’s questions on February 17, 2022.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
On September 6, 2022, PCT received two separate notifications from the FDA with respect to the following two feedstock sources:
(i) Food grade post-industrial recycled feedstocks: an FDA opinion letter approving Conditions of Use A – H and
(ii) Food-grade post-consumer recycled feedstock from stadiums: an FDA LNO for Conditions of Use E – G.
The Company’s FDA food contact grades are capable of being used for all food types per the conditions of use listed and per all applicable authorizations in the food contact regulations listed in the 21 CFR (Code of Federal Regulations, Title 21).
The Company is conducting additional testing and plans to make further LNO submissions for additional post-consumer recycled feedstock sources and expanded Conditions of Use.
Future Expansion
On October 20, 2022, the Company executed a Joint Venture Agreement with SK geo centric Co., Ltd., to develop a UPR purification facility in Ulsan, South Korea. The parties will each hold an equal stake in the joint venture with completion of construction activities currently expected in 2025. PCT is also planning to expand its production capabilities into Asia and Europe and is currently performing site selection activities in Europe and negotiating joint ventures with counterparties in Japan for in-country production and sales.
Components of Results of Operations
Revenue
To date, we have not generated any operating revenue. We expect to begin to generate revenue in 2023 from our commercial plant.
Operating Costs
Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at PCT’s operating facilities, including rent, depreciation, repairs and maintenance, utilities and supplies. Costs attributable to the design and development of the Ironton Facility, Augusta Facility, and Feed PreP facilities in Central Florida and Denver, Pennsylvania, are capitalized and, when placed in service, will be depreciated over the expected useful life of the asset. We expect our operating costs to increase substantially as we continue to scale operations and increase headcount.
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

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of three and nine month periods ended September 30, 2022 and 2021
The following table summarizes our operating results for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except %)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Costs and expenses
Operating costs	$6,451	$2,687	$3,764	140%	$16,948	$7,228	$9,720	134%
Research and development	254	330	(76)	(23)%	843	1,101	(258)	(23)%
Selling, general and administrative	14,382	24,489	(10,107)	(41)%	42,083	39,372	2,711	7%
Total operating costs and expenses	21,087	27,506	(6,419)	(23)%	59,874	47,701	12,173	26%
Interest (income) expense	(1,102)	1,843	(2,945)	(160)%	(834)	5,722	(6,556)	(115)%
Change in fair value of warrants	14,884	(8,369)	23,253	(278)%	16,224	4,893	11,331	232%
Other expense (income)	79	(3)	82	(2733)%	120	(206)	326	(158)%
Net loss	$34,948	$20,977	$13,971	67%	$75,384	$58,110	$17,274	30%
Operating Costs
The increase for the three and nine month periods was primarily attributable to higher employee costs of $1.9 million and $4.5 million due primarily to increased headcount at the Ironton Facility and Feed PreP facility in Central Florida, increased operational consulting costs to support development of the commercial production process of $0.9 million and $2.2 million, higher rent for operating facilities of $0.3 million and $1.3 million, higher depreciation expense of $0.4 million and $1.1 million, increased site costs of $0.1 million and $0.4 million, and operational travel and other expenses of $0.1 million and $0.2 million, respectively.
Research and Development Expenses
Research and development expenses did not significantly change period over period.
Selling, General and Administrative Expenses
The decrease for the three month period was attributable to $10.3 million lower equity compensation expense due to issuance of executive awards with higher value and shorter duration in the third quarter of 2021 that were not repeated in 2022, as well as $2.0 million lower bonus expense due to catch-up expenses recognized in the third quarter of 2021 when the short-term incentive plan was approved, offset by $0.9 million higher wages and benefits related to increased resources and headcount devoted to development of the Company’s administrative functions, an increase in professional, legal, and public company expenses of $0.5 million, greater IT and infrastructure costs of $0.3 million, additional taxes and licenses expense of $0.1 million, and a $0.4 million increase in other SG&A costs. The increase for the nine month period was attributable to higher wages and benefits related to increased resources and headcount devoted to development of the Company’s administrative functions of $5.8 million, increased IT and infrastructure costs of $1.4 million, the increase in insurance expense of $1.0 million, higher bonus expense of $0.7 million, additional taxes and licenses expense of $0.5 million, and the increase in other administrative costs of $0.8 million, offset by $5.0 million lower equity compensation expense due to issuance of executive awards with higher value and shorter duration in the third quarter of 2021 that were not repeated in 2022,

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
and lower professional, legal, and public company expenses of $2.5 million due primarily to costs incurred in 2021 related to the Business Combination that were not repeated in 2022.
Interest Expense
The decrease for the three and nine month periods was primarily attributable to lower interest after full conversion of the Convertible Notes (as defined below) to common stock in the fourth quarter of 2021, as well as higher income earned on available for sale debt securities due to rising interest rates.
Change in fair value of warrants
The increased expense for the three month period was attributable to a $14.9 million increase in fair value of the Company’s liability-classified warrants in the third quarter of 2022 compared to a $8.4 million decrease in value during the third quarter 2021. The increased expense for the nine month period was attributable to a $16.2 million increase in fair value of the Company’s liability-classified warrants in the first nine months of 2022 compared to a $4.9 million increase for the same period in 2021.
Liquidity and Capital Resources
To date, we have not generated any operating revenue. We expect to begin to generate revenue in 2023 from our commercial plant in Ironton. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of our Convertible Senior Secured Notes due in 2022 (the “Convertible Notes”), and a series of tax-exempt and taxable bonds, (the “Revenue Bonds”), and the Closing of the Business Combination. Additionally, in March of 2022, we consummated an offering pursuant to which we sold to certain investors, in a private placement, an aggregate of 35.7 million shares of the Company’s common stock and warrants to purchase an aggregate of 17.9 million shares of the Company’s common stock (the “Series A Warrants”), at a price of $7.00 per Common Stock and one-half of one Series A Warrants, for gross proceeds of approximately $250.0 million (the “2022 PIPE Offering”). The Company incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering.
The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. The Restricted Cash is restricted in terms of use primarily based on the Loan Agreement and requires PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), to use the proceeds of the Revenue Bonds exclusively to construct and equip the Ironton Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds. Further, we recently placed funds in an escrow account to support certain initial construction commitments for the Augusta Facility. These funds

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
are recorded in Restricted Cash below.

(in millions)	September 30, 2022	December 31, 2021
Cash	$56.5	$33.4
Debt Securities Available for Sale	158.5	167.4
Unrestricted Liquidity	$215.0	$200.8
Less: Other Ironton Set-aside	54.6	50.7
Available Unrestricted Liquidity	$160.4	$150.1

Ironton Facility Construction	$11.0	$121.3
Liquidity Reserve	50.2	50.0
Capitalized Interest and Debt Reserve	46.7	55.6
Other Required Reserves Ironton	21.2	—
Augusta Construction Escrow	68.4	—
Letters of Credit and Other Collateral	3.6	3.5
Restricted Cash (current and non-current)	$201.1	$230.4

Bonds and Notes Payable	$233.3	$232.5
Add: Discount and Issuance Costs	16.3	17.1
Gross Bonds and Notes Payable	$249.6	$249.6
As of September 30, 2022, we had $160.4 million of Available Unrestricted Liquidity. The Ironton set-aside amount of $54.6 million, together with the the Liquidity Reserve of $50.2 million, relates to the Ironton Guaranty that requires PureCycle to maintain at least $100.0 million of cash on its balance sheet in addition to other required operational reserves of $4.6 million. A portion of this Guaranty requirement will be released when certain conditions have been met (see Note 3. Notes Payable and Debt Instruments).
We believe additional Ironton construction costs will be incurred of approximately $75.0 million. However, the additional costs include a $12.0 million construction performance guarantee that will only be paid once our independent engineering firm has certified the Ironton Facility. We also have other net capital commitments of approximately $8.6 million and have ongoing monthly costs associated with managing the company. We maintain our belief that the Ironton Facility will be cash generating in the first half of 2023. But, with no certainty related to the results of operational start-up, or certainty related to raising additional capital to fund our planned growth or general corporate purposes, we are limiting our hiring practices and restricting cash expenditures consistent with Available Unrestricted Liquidity. Currently, we believe we have adequate available liquidity to maintain operations for the next twelve months.
As described in Note 15. Subsequent Events, the Trustee notified the Company that it was exercising its authority pursuant to Section 9.01 of the Indenture to investigate Ravago’s allegations and the Company’s response, during which time the Company’s request for reimbursement of construction expenses will remain pending.
Consequently, on November 3, 2022, the Company issued payment of $12.4 million to various vendors from its unrestricted cash. The Company is experiencing significant demand for its UPR resin and is currently finalizing alternative agreements with comparable terms with third parties to replace the volume previously associated with Ravago’s feedstock and offtake agreements. The Company anticipates reviewing these alternative agreements with the Trustee and seeking approval of (i) the substitution of the alternative agreements for the Ravago feedstock and offtake agreements and (ii) a corresponding resumption of reimbursements for construction-related expenses already advanced by the Company. We believe that the Trustee will subsequently concur with the replacement agreements and reimburse us for the recent payment made from unrestricted cash. As of October 31, 2022, there was approximately $13.2 million of remaining funds to be reimbursed from the Ironton Bond Fund.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Market conditions remain challenging, and the Company now faces uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility, which will, initially, include two purification lines and three PreP facilities. As a result, we are currently pursuing various structures for project financing of our Augusta Facility, including the PreP facilities. While we remain confident in our ability to finance the Augusta Facility, we are limiting our expenses and adjusting our timeline in light of this uncertainty.
Our future capital requirements will depend on many factors, including actual construction costs for the Ironton Facility, the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and challenges or unforeseen circumstances. As a pre-revenue operating company, we continually review our cash outlays, pace of hiring, professional services and other spend, and capital commitments to pro-actively manage those needs in tandem with our Available Unrestricted Liquidity balance. For our future growth and investment, we expect to seek additional debt or equity financing from outside sources, which we may not be able to raise on terms favorable to us, or at all. If we are unable to raise additional debt or sell additional equity when desired, or if we are unable to manage our cash outflows, our business, financial condition, and results of operations would be adversely affected.
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
On August 24, 2022, the Company signed a real estate lease for a future feedstock preprocessing facility in Denver, Pennsylvania with an initial term of 15 years and total minimum lease payments of $52.3 million. The lease is expected to commence by the end of 2023.
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
(in thousands, except %)	2022	2021	$ Change	% Change
Net cash used in operating activities	$(50,164)	$(41,957)	$(8,207)	20%
Net cash used in investing activities	(203,794)	(273,139)	69,345	(25)%
Net cash provided by financing activities	247,618	294,074	(46,456)	(16)%
Cash and cash equivalents, beginning of period	263,858	330,574	(66,716)	(20)%
Cash and cash equivalents, end of period	$257,518	$309,552	$(52,034)	(17)%
Cash Flows from Operating Activities
The $8.2 million increase in net cash used in operating activities for the nine months ending September 30, 2022 compared to the same period in 2021 was primarily attributable to higher cash payments for employee costs of approximately $14.7 million, receipt of the $5.0 million Total pre-payment in 2021 that was not present in 2022, a $1.5 million increase in lease-related payments in 2022, an approximately $1.4 million increase in payments related to inventory and other operational supplies, offset by $13.9 million lower transaction and other related payments that were paid as part of the Business Combination in 2021, a decrease of $1.6 million related to the Impact License agreement payment in 2021 that was not repeated in 2022, and $1.1 million of net decreases in other operating cash activities.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cash Flows from Investing Activities
The $69.3 million decrease in net cash used in investing activities for the nine months ending September 30, 2022 compared to the same period in 2021 was attributable to $156.5 million in maturities and sales of available for sale debt securities and $36.8 million lower purchases of available for sale debt securities, offset by $123.9 million of additional capital expenditure payments related to construction of the Company’s operating facilities.
Cash Flows from Financing Activities
The $46.5 million decrease in net cash provided by financing activities for the nine months ending September 30, 2022 compared to the same period in 2021 was primarily attributable to $298.5 million from the closing of the Business Combination, net of capitalized issuance costs, as well as share repurchase activity of $1.5 million to cover taxes due on employee restricted stock award vesting that did not occur in the first nine months of 2021. This decrease was offset by $249.2 million in proceeds from the 2022 PIPE Offering, net of related issuance costs, and a decrease in debt financing costs paid of $4.5 million.
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
Investments in Debt Securities
Our investment policy is established by the Chief Executive Officer and Chief Financial Officer and is reviewed as needed. Pursuant to this investment policy, as of September 30, 2022, all investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. We manage the market risk related to these investments by holding only highly liquid, minimum “A” rated securities. The weighted average maturity of our investment portfolio is 0.5 years.
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
Raw Material Price Risk
We will purchase feedstock for our purification process from various sources. While many of the categories of feedstock we source are available from independent suppliers, feedstock containing high levels of polypropylene is subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by competitors and other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our Feed PreP facilities and purification plants. The choice of feedstock to be used at our facilities is determined primarily by the price, availability, and polypropylene purity and content of waste polypropylene procured. Additionally, the high cost of transportation could favor suppliers located in closer proximity to our facilities. If the quality and polypropylene content of the feedstock is lower, the quality of our UPR resin and efficiencies of our purification process may suffer. Changes in consumer behavior regarding consumption of products utilizing polypropylene, as well as consumer desire for UPR resin could also impact our business. Increases in feedstock and other raw material costs could have a material adverse effect on our business, financial condition or results of operations. Attempts to hedge against these raw material fluctuations may be insufficient, and our results could be materially impacted if costs of materials increase. We believe our Feedstock+ pricing model, principally applicable to contracts signed for the Augusta Facility, provides certain protection from the risk of increased prices in obtaining and processing raw materials utilized in our purification process.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of September 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q), due to

PureCycle Technologies, Inc.
ITEM 4. CONTROLS AND PROCEDURES — CONTINUED
material weaknesses in internal control over financial reporting, as further described in our Annual Report on Form 10-K and summarized below:
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
ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K in response to Part 1, Item 1A (“Risk Factors”):
PCT may be negatively impacted by volatility in the political and economic environment, such as the crisis in Ukraine, economic downturns and increases in interest rates, and a period of sustained inflation, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.
Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact PCT’s business. Further rising inflation may negatively impact PCT’s business and raise its costs, specifically with respect to the construction of the Ironton Facility, the August Facility, future purification facilities and various Feed PreP facilities. While PCT will take actions, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation, it could become increasingly difficult to effectively mitigate the increases to PCT’s costs. If PCT is unable to take actions to effectively mitigate the effect of the resulting higher costs, PCT’s business, financial condition, results of operations and prospects could be adversely impacted.
The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect PCT’s offtake partners, feedstock suppliers and potential customers. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect PCT’s business or the third parties on whom it relies. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make necessary debt or equity financing, such as the financing necessary to fund the construction of the August Facility, future purification facilities and currently contemplated and future Feed PreP facilities and otherwise finance PCT’s expansion, more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect PCT by increasing its costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect PCT’s offtake partners, feedstock suppliers and potential customers, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.
There is no guarantee the Feed PreP facilities will be viable or achieve the expected efficiencies
In conjunction with the Augusta Facility and other future purification facilities, PCT will also build and operate Feed PreP facilities in locations geographically near the feed sources in an effort to optimize PCT’s supply chain economics. These Feed PreP facilities are expected to employ feedstock processing systems with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic), such as plastic bales between no. 1 and no. 7. There is no guarantee that the Feed PreP facilities will be successful. If the feedstock processing systems don’t operate as expected, or in a commercially viable manner or are constrained from receiving permits necessary to operate the facilities by city, county or state regulations; the Feed PreP facilities fail to achieve the expected efficiencies, including due to increased shipping costs; as well as fail to reduce average expenditures on feedstock and reduce overall operating costs, PCT’s business, financial condition, results of operations, and prospects could be materially adversely impacted.

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION — CONTINUED
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the third quarter of 2022:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	68,396	$7.06	—	$—
August 1 to August 31	1,174	8.61	—	—
September 1 to September 31	1,174	8.93	—	—
Total	70,744	$7.12	—	$—
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

10.1
Separation Agreement, dated August 7, 2022, by and between PureCycle Technologies, Inc. and Michael Otworth (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2022*

31.2	Rule 13a – 14(a) Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended September 30, 2022*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2022*

32.2	Section 1350 Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended September 30, 2022*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Unaudited Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021.
(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Nine Months Ended September 30 2022 and 2021.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021.
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

Date: November 9, 2022