Form 10-K
period 2022-12-31
PureCycle Technologies, Inc.
filed 2023-03-16
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $718.3 million based on a closing price of $7.42 as reported on the Nasdaq Capital Market on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.
As of March 13 2023, there were 163,671,123 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement (the “Proxy Statement”) for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of PureCycle Technologies, Inc. (“PCT”). Forward-looking statements generally relate to future events or PCT’s future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Annual Report on Form 10-K. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors,” those discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:
•    PCT's ability to obtain funding for its operations and future growth and to continue as a going concern;
•    PCT's ability to meet, and to continue to meet, applicable regulatory requirements for the use of PCT’s UPR resin (as defined below) in food grade applications (both in the United States, Europe and internationally);
•    PCT's ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the UPR resin and PCT’s facilities (both in the United States, Europe and internationally);
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
•    PCT’s ability to complete the necessary funding with respect to, and complete the construction of, its first U.S. multi-line facility, located in Augusta, Georgia (the “Augusta Facility”), in a timely and cost-effective manner;
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
•    the ability to source feedstock with a high polypropylene content at a reasonable cost;
•    PCT’s future capital requirements and sources and uses of cash;
•    developments and projections relating to PCT’s competitors and industry;

•    the outcome of any legal or regulatory proceedings to which PCT is, or may become, a party including the securities class action case;
•    geopolitical risk and changes in applicable laws or regulations;
•    the possibility that PCT may be adversely affected by other economic, business, and/or competitive factors, including rising interest rates, availability of capital, economic cycles, and other macro-economic impacts;
•    turnover or increases in employees and employee-related costs;
•    changes in the prices and availability of labor (including labor shortages), transportation and materials, including significant inflation, supply chain conditions and its related impact on energy and raw materials, and PureCycle’s ability to obtain them in a timely and cost-effective manner;
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
PCT undertakes no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
Should one or more of these risks or uncertainties materialize or should any of the assumptions made prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

PureCycle Technologies, Inc.
PART 1

Item 1.    Business
Overview
PCT is commercializing a patented purification recycling technology (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin with near-virgin characteristics, called ultra-pure recycled (“UPR”) resin, which has nearly identical properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. We are finalizing construction and commissioning at our first commercial scale recycling facility (the "Ironton Facility"), which is expected to have capacity of approximately 107 million pounds/year when fully operational. The plant is expected to be fully operational later in 2023. Our goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, provide consumers with polypropylene-based products that are sustainable, and reduce overall polypropylene waste in the world’s landfills and oceans.
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
PCT intends to build new recycling production facilities globally. In addition to the Ironton Facility and our first U.S. facility with multiple lines for both Feed PreP and purification (“multi-line facility”) to be located in Augusta, Georgia (the “Augusta Facility”), we currently expect the next plants to be located in Ulsan, South Korea under a joint venture and the Port of Antwerp in Belgium. The Augusta Facility will be our first scaled up multi-line facility model. Pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility is currently underway and is expected to create efficiencies across the construction and permitting processes. Further, we have placed orders for our long-lead equipment for the Augusta Facility, with operations expected to begin sometime in late 2024, pending timely completion of project financing.
PCT is pursuing a leading role in solvent-based polypropylene recycling. The Company’s Feedstock Evaluation Unit (“FEU”), which has been operational since July 2019, is a smaller scale replica of the Ironton Facility currently under construction. The FEU was designed to simulate commercial production and validate for PCT’s customers and suppliers the viability of our process, which has helped PCT secure 20+ year signed offtake agreements and feedstock supply agreements with large multi-national partners and industry participants. Based on the testing PCT has performed and continues to perform through the FEU and independent labs, PCT believes a sufficient number of feedstock sources have been identified that are suitable for its purification technology. PCT has partnered with suppliers to provide the required mix and quality of feedstock necessary to meet its offtake requirements at Ironton, and believes it will be able source feedstock sufficient to support future operations in the U.S., Europe, and Asia.
The Technology has been evaluated by third parties with a focus on the Technology’s efficacy and commercial scalability. Certain of our strategic partners have conducted testing on PCT’s UPR resin. In these evaluations, PCT’s UPR resin compared favorably to virgin polypropylene in common Food & Beverage industry benchmarks for melt flow and mechanical properties, purity, odor, and function (lift decay, hinge break, and impact resistance).
Industry Background
Currently, polypropylene is one of the largest contributors to the global plastics waste crisis. Each year more than 170 billion pounds of polypropylene are manufactured and incorporated into a wide array of consumer facing and industrial products. Only approximately 5% of polypropylene is collected and recycled annually, compared to approximately 19% of polyethylene terephthalate (“PET”). Many of the advantages attributed to polypropylene (strength, toughness, elasticity) also contribute to its problematic waste stream after initial use. Due to its chemical makeup, polypropylene does not react with diluted bases and acids. Consequently, polypropylene does not break down and can remain a pollutant in our oceans, landfills, and food chain for centuries. Despite these environmental consequences, polypropylene utilization continues to increase, with a projected 3.5% average annual growth rate over the next 5 years.
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
PureCycle’s Solution: Ultra-Pure Recycled Polypropylene
PCT’s recycling technology is a purification recycling process that uses a combination of solvent, temperature and pressure. Waste stream polypropylene is returned to near-virgin condition through a novel configuration of commercially available equipment and unit operations. The process puts the plastic through a physical extraction process using super critical fluids that both extract and filter out contaminants and purify the color, opacity, and odor of the plastic with minimal controlled alteration of the physical characteristics of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin. The unique super-critical fluid extraction process does not require chemical reactions.
Key benefits of the Technology include:
•most equipment is standard processing equipment, commercially available and widely used;
•it uses a physical separation/purification process without chemical reactions;
•it is expected to utilize approximately one fourth the amount of energy required to produce virgin polypropylene resin; and
•its ability to recycle a wide range of polypropylene waste.
Our UPR resin technology results in near-virgin equivalent quality and color, and substantially improved odor profile compared to traditional recycled polypropylene. UPR resin provides our customers with 100% recycled content without compromising appearance, purity, odor or performance in finished products.
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
The Processing Facilities
The Feedstock Evaluation Unit
The FEU is an 11,000 square foot facility located adjacent to the commercial line being built at the Ironton Facility in Lawrence County, Ohio with over 1 mile of stainless-steel piping. The facility was completed in July 2019 and has been producing UPR resin product since that time. The FEU is considered a pilot scale replica of the larger commercial line at the Ironton Facility. It serves the strategic purpose of determining if new feedstock streams are of sufficient quality before introducing them into the commercial line at the Ironton Facility, as well as providing sample UPR resin to prospective customers. Quantities of offtake from the FEU have been provided to offtake partners for evaluation. To date, the product produced is within ranges acceptable under contractual offtake agreements. While the commercial line is undergoing commissioning activities and is expected to be operational in the second quarter of 2023, the FEU will remain a critical component for testing feedstock.
Ironton Facility
Located on the same site as the FEU, PCT commenced construction in October 2020 on the Ironton Facility, which is expected to be operational in the second quarter of 2023. The approximately 150,000 square foot facility houses commercial-scale equipment designed to process 182 tons of feedstock per day into UPR resin and will also be used for feedstock pre-processing and feedstock storage. An additional building has been leased for feedstock pre-processing research and development. The Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. We expect the Ironton Facility to be fully operational later in 2023.
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
The Augusta Facility will be the Company’s first multi-line facility, currently expected to be comprised of up to eight purification lines, and is designed to ultimately produce approximately 130 million pounds annually per line. The engineering design has been completed and much of the long-lead equipment has been ordered.
Global Facilities
PCT announced that it secured a site for its first European purification facility in Antwerp, Belgium on January 17, 2023. The location was selected after a thorough review, including proximity to sources of feedstock and likely offtake partners. The location of the facility, within the Port of Antwerp, is expected to provide logistics advantages for shipment of product and receipt of feedstock. PCT also completed its joint venture agreement with SK geo centric Co., Ltd., on October 20, 2022 to establish the Company’s first Asian purification facility in Ulsan, South Korea.
PreP Facilities
PCT is developing a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process plastic bales between no. 1 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT experienced new challenges obtaining the necessary water and sewer permits to operate its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourses to obtain these permits, as well as potential legal remedies with regard to its obligations under its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in Central Florida. On August 24, 2022, PCT signed a lease for a future PreP facility in Denver, Pennsylvania, which is expected to be operational by the end of 2023, provided we obtain the financing and permits necessary for operational readiness.
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
The FDA confirmed receipt of the submission on September 13, 2021 and followed up with additional questions and requests for clarification in a letter received by PCT on January 7, 2022. PCT responded to the FDA’s questions on February 17, 2022.
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
PCT has a limited right to sublicense the technology to PCT affiliates and select third parties with the consent of P&G. All fourteen filed and granted patents are utility patents (as opposed to design patents and applications). All of the patents relate to the same core PCT technology processes. This patent estate covers the proprietary process by which waste polypropylene is converted into ultra-pure recycled polypropylene, specifically the method for separating and purifying polymers from the reclaimed and contaminated polypropylene, polyethylene and other polymers. The License Agreement also governs the ownership of process improvements. Improvements (as defined in the License Agreement) invented by PCT are owned by PCT and are licensed back to P&G for the purpose of selling licensed product, while Improvements (as defined in the License Agreement) invented by P&G or jointly by P&G and PCT are owned by P&G and licensed to PCT. The license may become non-exclusive if PCT fails to make payments or undergoes a change of control without the prior written consent of P&G. If PCT defaults under the License Agreement and the License Agreement is terminated, P&G fails to perform its obligations under these agreements, or PCT’s relationship with P&G is otherwise damaged or severed, this could have a material adverse effect on PCT’s business, results of operations or financial performance. In addition, P&G’s failure to consent to future sublicenses by PCT to PCT affiliates and select third parties would limit PCT’s ability to expand as contemplated by its current business plan.
The License Agreement will terminate upon the later of (a) the expiration of the last Licensed Patent (as defined in the License Agreement) to expire and (b) the expiry date of the warrant between PCT and P&G (which was executed on October 16, 2020). Under the License Agreement, fourteen Utility Patents were filed and granted by the United States Patent and Trademark Office (“USPTO”). Each Utility Patent will expire on the 20-year anniversary of the original application filing date. Together, these fourteen Utility Patents make up the Licensed Patents.
Human Capital Resources
Employees & Demographics. As of December 31, 2022, PCT employed 177 team members. None of PCT’s employees are represented by a labor union. With respect to demographics, approximately 30% of our employees are female and 70% are male. We will continue to expand in 2023 as we start-up the Ironton Facility, continue construction of Feed PreP and Augusta facilities, and begin our global expansion.
Talent & Retention. With a keen focus on talent acquisition, we have managed to hire some of the top talent in the industry. Our robust talent acquisition program enables us to identify the right candidates through various sources (i.e. professional networks and internal referrals). Additionally, we strive to promote internally, if applicable. For the year ended December 31, 2022, we experienced net growth in headcount of 49%.
Compensation Practice & Pay Equality. As PCT evolves and expands operations, Human Resources in partnership with the leadership team will continue to evaluate the existing workforce to ensure that best practices are maintained across the entire team without risk of inequality. Pay structures will be reviewed annually to ensure best practices in a competitive market and, as part of that review, compensation will be realigned where appropriate for existing team members and new hires.
Website Access to Securities and Exchange Commission Reports
PCT makes available free of charge, in the “Investors – SEC Filings & Reports” section of its website at https://www.purecycle.com/, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practicable after the Company files them with, or furnishes them to, the SEC. The information on the

Company’s website is not incorporated by reference into this Annual report on Form 10-K. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
Risks Related to PCT’s Status as a pre-revenue Early Commercial Stage Company
PCT is a pre-revenue early commercial stage company, and may never achieve or sustain profitability.
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
PCT relies principally on the commercialization of UPR resin as well as the Technology and related licenses to generate future revenue growth. To date, such products and services have delivered no revenue. Also, UPR resin product offerings and partnering revenues are in their very early stages. PCT believes that commercialization success is dependent upon the ability to significantly increase the number of purification plants, feed pre-processing facilities (“Feed PreP facilities”), feedstock suppliers and offtake partners as well as strategic partners that utilize UPR resin and the Technology via licensing agreements. PCT is a pre-revenue early commercial stage company that evaluates various strategies to achieve its financial goals and commercialization objectives on an ongoing basis. In this regard, PCT’s production methodology is designed to achieve these objectives, including with respect to future plant size, capacity, cost, geographic location, sequencing, timing, and aggregation/de-aggregation (with respect to Feed PreP facilities) and is subject to change as a result of modifications to business strategy or market conditions. Furthermore, if demand for UPR resin products and the Technology does not increase as quickly as planned, PCT may be unable to increase revenue levels as expected. PCT is currently not profitable. Even if PCT succeeds in increasing adoption of UPR resin products by target markets, maintaining and creating relationships with existing and new offtake partners, feedstock suppliers and customers, and developing and commercializing additional plants, market conditions, particularly related to pricing and feedstock costs, may result in PCT not generating sufficient revenue to achieve or sustain profitability.
PCT’s business is not diversified.
PCT’s initial commercial success depends on its ability to profitably operate its first commercial-scale plant in Ohio (the “Ironton Facility”) and the Feedstock Evaluation Unit (the “FEU”) and its ability to complete construction and profitably and successfully operate the Ironton Facility, the first multi-line facility to be located in Augusta, Georgia (the “Augusta Facility”), and future Feed PreP facilities.
PCT’s continued commercial success depends on its ability to profitably and successfully operate the Ironton Facility, the Augusta Facility and future Feed PreP facilities; to start and complete construction and profitably and successfully operate its first commercial-scale European plant located in Antwerp, Belgium (the “NextGen Facility”) and to start and complete construction and profitably and successfully operate its first commercial-scale Asian plant located in Ulsan, South Korea (the “South Korean Facility”).
Other than the future production and sale of UPR resin products, there are currently no other lines of business or other material sources of revenue. Such lack of diversification may limit PCT’s ability to adapt to changing business conditions and could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.

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
As of December 31, 2022, PCT had total consolidated debt of $233.5 million. PCT has not yet begun commercial operations and does not have any sources of revenue. PCT’s debt service obligations could have important consequences to PCT for the foreseeable future, including the following: (i) PCT’s ability to obtain additional financing for capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of PCT’s cash flow from operating activities must be dedicated to the payment of principal and interest on PCT’s debt, thereby reducing the funds available to us for PCT’s operations and other corporate purposes; and (iii) PCT may be or become substantially more leveraged than some of its competitors, which may place PCT at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.
PCT is required to maintain compliance with certain financial and other covenants under its debt agreements. There are and will be operating and financial restrictions and covenants in certain of PCT’s debt agreements, including the Loan Agreement, as well as certain other agreements to which PCT is or may become a party. These limit, among other things, PCT’s or its subsidiaries’ ability to incur certain additional debt, create certain liens or other encumbrances, sell assets, and transfer ownership interests and transactions with affiliates of PCT. These covenants could limit PCT’s ability to engage in activities that may be in PCT’s best long-term interests. PCT’s failure, or perceived failure, to comply with certain covenants in these agreements could result in an Event of Default (as defined therein) under the various debt agreements, allowing lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. An Event of Default would also adversely affect PCT’s ability to access its borrowing capacity and pay debt service on its outstanding debt, likely resulting in acceleration of such debt or in a default under other agreements containing cross-default provisions. Under such circumstances, PCT might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by PCT’s financing agreements on its ability to pay dividends, incur additional debt and to take other actions might significantly impair PCT’s ability to obtain other financing, generate sufficient cash flow from operations to enable PCT to pay its debt or to fund other liquidity needs. Such consequences would adversely affect PCT’s business, financial condition, results of operations and prospects.
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
The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements may result in materially adverse monetary damages or injunctive relief against PCT. Any claims or litigation, even if fully indemnified or insured, could damage PCT’s reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal and regulatory proceedings described under Legal Proceedings in Note 14, Contingencies, to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K are subject to future developments and management’s view of these matters may change in the future.
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
Certain of PCT’s contractors and other third-parties in the global supply chain for materials and equipment that are currently being used to construct the Ironton Facility have been adversely impacted by COVID-19, specifically with respect to the receipt of certain equipment from overseas, which has impacted PCT’s ability to timely complete the Ironton Facility. If any of PCT’s other contractors or other third-parties in the global supply chain for materials, equipment or labor that are currently being used to construct the Ironton Facility or may be used by PCT in the future to construct additional facilities, including the Augusta Facility and the Feed PreP facilities, are or become further adversely impacted by, and/or the restrictions or shortages (material, equipment or labor) resulting from, the COVID-19 pandemic, PCT’s ability to timely complete the Ironton Facility or begin and complete construction on additional facilities, including the Augusta Facility and Feed PreP facilities, may be further disrupted.
There may be additional unknown risks presented by the COVID-19 pandemic that could impact PCT’s operating results. For example, the deadly global outbreak and continuing spread of COVID-19 could have an adverse effect on the value, operating results and financial condition of PCT’s business; as well as the ability of PCT to maintain operations and grow revenue generated from offtake partners and customers and could delay or prevent completion of the Ironton Facility, the Augusta Facility or Feed PreP facilities, or result in additional costs or reduced revenues, all of which could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
Construction of the Ironton Facility will not be completed in the originally-expected timeframe and may not be completed in a cost-effective manner. This and any further delays in the construction of the Ironton Facility could severely impact PCT’s business, financial condition, results of operations and prospects.
PCT will not be able to achieve completion of the Ironton Facility in the expected timeframe, and may not be able to achieve completion of the Ironton Facility in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a stoppage of work, shortages of material, equipment or labor and increased costs, each as a result of the COVID-19 outbreak or the emergence of new or worsening variants of COVID-19, unexpected construction problems, supply chain issues or severe weather. Further significant unexpected delays in construction could result in additional costs or reduced revenues, and could limit the amount of UPR resin products that PCT can produce, which could severely impact PCT’s business, financial condition, results of operations and prospects, and impact PCT’s ability to comply with certain covenants under its debt agreements, including the Loan Agreement.
The construction and commissioning of any new project, including the Augusta Facility and the Feed PreP facilities, is dependent on a number of contingencies some of which are beyond PCT’s control. There is also a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed construction site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance and operations. No assurance can be given that construction will be completed, or will be completed without further delay, or as to whether PCT, which has provided a Guaranty of Completion of the Ironton Facility, will have sufficient funds available to complete construction. If the Ironton Facility is not completed, funds are not likely to be available to pay debt service on PCT’s outstanding debt.
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
Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact PCT’s business. Further rising inflation may negatively impact PCT’s business and raise its costs, specifically with respect to the construction of the Ironton Facility, the Augusta Facility, future purification facilities and various Feed PreP facilities. While PCT will take actions, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation, it could become increasingly difficult to effectively mitigate the increases to PCT’s costs. If PCT is unable to take actions to effectively mitigate the effect of the resulting higher costs, PCT’s business, financial condition, results of operations and prospects could be adversely impacted.
The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect PCT’s offtake partners, feedstock suppliers and potential customers. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Furthermore, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity concerns. Any such volatility, disruptions or market-wide liquidity concerns may adversely affect PCT’s business or the third parties on whom it relies. If the equity and credit markets deteriorate, including as a result of political or economic unrest or war, it may make necessary debt or equity financing, such as the financing necessary to fund the construction of the Augusta Facility (which financing must be obtained by June 30, 2023 or else PCT may need to abandon the Augusta Facility), future purification facilities and currently contemplated and future Feed PreP facilities and otherwise finance PCT’s expansion, more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect PCT by increasing its costs, including labor and employee benefit costs. In addition, higher inflation, macro turmoil, uncertainty and market-wide liquidity concerns could also adversely affect PCT’s offtake partners, feedstock suppliers and potential customers, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.
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
Furthermore, PCT’s first multi-line facility, the Augusta Facility, which will be located in Augusta, Georgia, will be PCT’s first scaled up multi-line facility model. PCT is currently working on pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility and there is no guaranty that these efforts will be successful. If the Augusta Facility fails to achieve the expected efficiencies, including across the construction and permitting processes, as well as fails to reduce average capital expenditures per plant and reduce overall operating costs, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.
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
PCT’s global expansion model will require sourcing feedstock from suppliers around the world. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. If any restrictions or significant increases in costs or tariffs are imposed related to feedstock sourced from Asia, Europe, or elsewhere, as a result of amendments to existing trade agreements, and PCT’s supply costs consequently increase, PCT may be required to raise UPR resin product prices, which may result in decreased margins, the loss of customers, and a material adverse effect on PCT’s financial results. The extent to which PCT’s margins could decrease in response to any future tariffs is uncertain. PCT continues to evaluate the impact of effective trade agreements, as well as other recent changes in foreign trade policy on its supply chain, costs, sales and profitability, which could negatively impact PCT’s business, financial condition, results of operations and prospects. Any such impact could be material.
There is no guarantee the Feed PreP facilities will be viable or achieve the expected efficiencies.
In conjunction with the Augusta Facility and other future purification facilities, PCT will also build and operate Feed PreP facilities in locations geographically near the feed sources in an effort to optimize PCT’s supply chain economics. These Feed PreP facilities are expected to employ feedstock processing systems with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic), such as plastic bales between no. 1 and no. 7. There is no guarantee that the Feed PreP facilities will be successful. If the feedstock processing systems don’t operate as expected, or in a commercially viable manner or are constrained from receiving permits necessary to operate the facilities by city, country or state regulations; the Feed PreP facilities fail to achieve the expected efficiencies, including due to increased shipping costs; as well as fail to reduce average expenditures on feedstock and reduce overall operating costs, PCT’s business, financial condition, results of operations, and prospects could be materially adversely impacted.
There is no guarantee the “Feedstock+” pricing model will be successful.
PCT’s Feedstock+ pricing model employs a fixed price above PCT’s cost to procure the feedstock, which is then divided by a set yield-loss, in an effort to pass on the cost of feedstock to de-risk PCT’s operating margins. There is no guarantee that the “Feedstock+” pricing model will be successful and that most of or all of the counterparties will enter into offtake agreements with PCT using this pricing model in sufficient numbers or at all. Additionally, counterparties may attempt to reduce or even eliminate the fixed price above PCT’s cost to procure the feedstock, which would reduce and potentially eliminate the effort to de-risk PCT’s operating margins. If PCT is unable to incorporate its “Feedstock+” pricing model into its future offtake agreements, in part or at all, or unable to negotiate a sufficiently high fixed price above PCT’s cost to procure the feedstock, PCT’s business, financial condition, and results of operations and prospects could be materially adversely impacted.
Risks Related to the Market for UPR Resin
The market for UPR resin is still in the development phase and the acceptance of UPR resin by manufacturers and potential customers is not guaranteed.
The customer approval process for UPR resin products may take longer than expected and certain potential customers may be slow to accept the product produced by PCT or may not accept it at all. PCT has agreed to a strategic partnership term sheet to enter into an offtake agreement with a term of 20 years, whereby PCT guarantees the UPR resin products to meet specific criteria for color and opacity. There is no odor specification in the offtake agreements. Any such changes to the strategic partnership term sheet may require modifications to PCT’s executed offtake agreements for (i) the Ironton Facility, and (ii) the Augusta Facility. Pursuant to the strategic partnership term sheet and PCT’s executed offtake agreements, PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, customer’s internal policies, and technical, safety, and other qualifications for UPR resin use in the customer’s products. The inability of PCT to provide product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects. Furthermore, future market trends for recycled product, changes in brand owner strategies and changes in consumer preferences for circular or low carbon footprint products could reduce PCT’s customer’s demand for UPR resin, which would be likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.
Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.
While PCT expects the price of its UPR resin to continue to command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin polypropylene, there is no guarantee of this result. Certain of PCT’s current offtake agreements contain pricing for PCT’s products at both fixed prices and Index prices. PCT is using Information Handling Services provided by IHS Markit Ltd (“IHS”) as it relates to the monthly market movement price mechanism index known as “Global Plastics & Polymers Report, Month-End: Polypropylene (PP)” and “Homopolymer (GP Inj. Mldg.),” with the price description terms of “Contract-market; HC Bulk, Delivered; Ex-Discounts, rebates” (delivered via railcar), based on the lower value listed in “Cts/Lb.” Over the last year the index has been as high as $1.24 in March 2022 and as low as $0.69 in December 2022.

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
On September 10, 2021, PCT filed for an FDA LNO, for Conditions of Use A – H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. Conditions of Use C – H address many consumer product packaging requirements, including applications for hot filled and pasteurized, as well as room temperature, refrigerated and frozen applications. Generally speaking, Conditions of Use A and B relate to extreme temperature applications. The September LNO submission also defines the feedstock sources for the Company’s planned commercial recycling process, and the September LNO submission pertained to (i) food grade post-industrial recycled feedstocks and (ii) food grade curbside post-consumer recycled feedstocks.
The FDA confirmed receipt of the submission on September 13, 2021 and followed up with additional questions and a request for clarification in a letter received by PCT on January 7, 2022. PCT responded to the FDA’s questions on February 17, 2022.
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
The process for obtaining further LNOs will include FDA evaluation of both the PCT purification process, the Technology, as well as the recycled feedstock resin. The Company is conducting additional testing and plans to make further LNO submissions for additional post-consumer recycled feedstock sources and expanded Conditions of Use. In addition, as needed, individual surrogate challenge testing and migration studies will be conducted to simulate articles in contact with food. Surrogate challenge testing can be used in lieu of, or in conjunction with, migration testing for the FDA’s evaluation of PCT’s Technology. The need for migration testing is informed by the results from the surrogate challenge testing.
The process of obtaining FDA regulatory approval requires the expenditure of substantial time, of up to one year, and significant financial resources. The FDA could refuse to approve further LNO applications (in whole or in part), a decision may be delayed if the FDA has questions about the data or other aspects of the filing, or the review schedule may be extended if there are a significant number of LNO requests pending since the FDA is under no time limit to decide on LNO requests. All of the above would have an adverse effect on PCT’s business, financial condition, results of operations and prospects.
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
Furthermore, pursuant to the board representation agreement entered into with Sylebra Capital Management (an entity affiliated with the Pre-PIPE Investors, “Sylebra Capital”) in connection with the Offering (as defined below), Sylebra Capital has been granted the right to designate (i) one person to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 10.0% of the Company’s common stock, and (ii) two persons to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 15.0% of the Company’s common stock, subject to certain exceptions, including that Sylebra Capital together with its affiliates will not be entitled to designate more than two nominees. Accordingly, Sylebra Capital is currently entitled to designate two directors for nomination, and has designated Jeff Fieler (as an affiliate of the Pre-PIPE holders) and Dan Coombs to serve on the board of PCT.
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
In connection with the preparation of PCT’s consolidated financial statements for the years ended December 31, 2022 and 2021, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. Two of the material weaknesses identified as of December 31, 2021 remained unremediated as of December 31, 2022. Although PCT was able to remediate some of the material weaknesses identified as of December 31, 2021, it cannot guarantee that other material weaknesses will not arise in the future (which could be similar to those which were remediated).
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
PCT leases its corporate headquarters office space, which consists of approximately 14,232 square feet located at 5950 Hazeltine National Drive, Suite 300, Orlando, Florida 32822, and expires in 2027.
In 2021, The Company entered into a new operating lease of commercial land and building for its first Feed PreP facility in Winter Garden, Florida, which expires in August 2032.
In 2021, PCT reached an agreement with The Augusta Economic Development Authority (“AEDA”) to build its first U.S. multi-line facility in Augusta, Georgia on a 200-acre site to be developed during up to three phases. The land, buildings and equipment for the facility will be owned by the AEDA and will be leased to the Company under a legal sale-leaseback structure that will provide certain local property tax incentives to the Company as lessee of the property. At the conclusion of the lease in 2044, the Company will have the right to acquire title to the property from the AEDA for a nominal cost.
On October 5, 2022, PCT and the AEDA executed an agreement in which the AEDA agreed to forbear from terminating their initial agreement should PCT obtain financing by December 31, 2022. On December 1, 2022, PCT and the AEDA executed an amendment to the October 5, 2022 agreement, which amends the period during which the AEDA will forbear any action to terminate their initial agreement from December 31, 2022 to June 30, 2023, and requires PCT to fund the initial construction activities for one line at the Augusta facility and close the AEDA land transaction by June 30, 2023. The amendment to the October 5, 2022 agreement also requires PCT to pay the AEDA $25,000 per month starting in January 2023 until PCT can satisfy certain of its obligations set forth in its agreements. Market conditions remain challenging and have created uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility.
In 2022, The Company entered into a new operating lease of commercial land and building for a feed PreP facility in Denver, Pennsylvania, which is expected to commence by the end of 2023 with an initial term of 15 years and total minimum lease payments of $52.3 million. The lease is expected to commence by the end of 2023.
In January 2023, the Company signed a real estate lease at the Port of Antwerp-Bruges’ NextGen District, where it plans to build its first purification facility in Europe, with an initial term of 30 years and total minimum lease payments over the term of the lease of €27.7 million, subject to annual inflation adjustments. Lease payments will begin July 1, 2023.
Item 3.    Legal Proceedings
For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 14 (“Contingencies”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K.
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
Holders of Record
As of March 13, 2023, there were (i) 145 holders of record of our common stock, (ii) 1 holder of record of our units, and (iii) 11 holders of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock, units, or warrants that are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends
We have not paid any dividends on our common stock to date. It is our present intention to retain any earnings for use in our business operations and, accordingly we do not anticipate that the board of directors will declare any dividends in the foreseeable future on our common stock.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Russell 2000 Stock Index and the Standard & Poor’s ("S&P") Small Cap 600 Materials Stock Index. The changes for the periods shown in the graph assume that $100 had been invested in PureCycle stock and each index at the close of trading on the first day subsequent to closing of the Business Combination, and that all dividends, if any, were reinvested. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Stock Performance Graph
$125.00
$100.00
$75.00
$50.00
$25.00
$—
March 17, 2021
December 31, 2021
December 31, 2022
PureCycle Technologies, Inc.
Russell 2000
S&P Small Cap 600 Materials

	March 17, 2021	December 31, 2021	December 31, 2022
PureCycle Technologies, Inc.	$100.00	$33.11	$23.39
Russell 2000	$100.00	$96.88	$77.08
S&P Small Cap 600 Materials	$100.00	$102.88	$96.62
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 5, Equity-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.
Recent Sales of Unregistered Securities
On or before March 7, 2022, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), pursuant to which we agreed to sell to the Investors, in a private placement (the “Private Placement”), an aggregate of approximately 35.7 million shares of Common Stock and Series A Warrants to purchase an aggregate of approximately 17.9 million shares of Common Stock at a price of $7.00 per share of Common Stock and one-half (1/2) of one Series A Warrant, for gross proceeds of approximately $250.0 million. The Series A Warrants have an exercise price of $11.50 per share, will be exercisable beginning on the calendar day following the six month anniversary of the date of issuance, will expire on March 17, 2026 and are redeemable at a price of $0.01 per Series A Warrant if the last sales price of the Common Stock has been equal to or greater than $18.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events) for any twenty (20) trading days within a thirty (30) trading day period commencing after the Series A Warrants become exercisable. The Private Placement closed on March 17, 2022.
The issuance and sale of the shares of Common Stock and the Series A Warrants pursuant to the Subscription Agreements and the issuance and sale of the shares of Common Stock issuable upon exercise of the Series A Warrants were not registered under the Securities Act of 1933 (the “Securities Act”) and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the fourth quarter of 2022.

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	1,174	9.25	—	—
November 1 to November 30	6,308	7.01	—	—
December 1 to December 31	1,174	6.51	—	—
Total	8,656	$7.25	—	$—
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
The Ironton Facility
PCT expects to commence commissioning activities at its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), which is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019. Full production capacity is expected to be achieved later in 2023. PCT has secured and contracted all the feedstock and product offtake for this initial plant. The Ironton Facility’s original budget was $242.1 million and was expected to be entirely financed through the $250 million Revenue Bond offering. As of December 31, 2022, the remaining capital, allocated from the Revenue Bond funds, was $13.2 million.
Through December 31, 2022, total cash invested in the Ironton Facility was $280.9 million. PCT currently anticipates the 2023 investment to complete the project could range from $55.0 million up to $80.0 million, which would put the higher-end of the project investment at approximately $361.0 million. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies, which would reduce the remaining 2023 investment to the lower end of the range. In early 2023, PCT negotiated a Limited Waiver (as defined below) with the Revenue Bondholders to remedy an event of default related to PCT’s failure to meet certain construction milestones under the Revenue Bonds – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K for additional information. As part of this Limited Waiver, the Revenue Bondholders agreed to release $13.2 million from the Trustee account for the Revenue Bonds for use as part of the remaining investment in 2023 to complete the Ironton Facility. In exchange for this Limited Waiver, PCT also agreed to meet certain milestones, pay certain amounts for various purposes to the Trustee (as defined below) and make certain other representations, warranties and covenants, including closing a financing transaction of at least $150.0 million by March 31, 2023 (which is satisfied by the closing of the Revolving Credit Facility (as defined below)). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Indebtedness – Revenue Bonds” for more information.
During the Ironton Facility’s construction phase, the Company incurred certain expenses that were not included in the original core project scope finalized in late 2020. The changes and additions to the original scope included investments to enhance safety, operational reliability, purification flexibility in processing different types of feedstocks, and digital automation. We believe these changes will enable the the facility to (i) process higher levels of solids and contaminants, (ii) be “Born Digital,” and (iii) include enhanced safety measures. More specifically, the additional costs are a result of, among other things, the purchase of additional purification equipment; IT infrastructure, hardware, and software; as well as inflation and supply chain issues caused by COVID-19.
The Augusta Facility
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority (“AEDA”) to build its first U.S. facility with multiple lines for both Feed PreP and purification (“multi-line facility”) in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to include up to eight production lines, which are expected to collectively have UPR resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of PCT’s UPR resin. PureCycle has allocated 40% of the Augusta Facility output to existing customers and expects that additional offtake agreements will close throughout 2023.
On October 5, 2022, PCT and the AEDA executed an agreement in which the AEDA agreed to forbear from terminating their initial agreement should PCT obtain financing by December 31, 2022. On December 1, 2022, PCT and the AEDA executed an amendment to the October 5, 2022 agreement, which amends the period during which the AEDA will forbear any action to terminate their initial agreement from December 31, 2022 to June 30, 2023, and requires PCT to fund the initial construction activities for one line at the Augusta facility and close the AEDA land transaction by June 30, 2023. The amendment to the October 5, 2022 agreement also requires PCT to pay the AEDA $25,000 per month starting in January 2023 until PCT can satisfy certain of its obligations set forth in its agreements. Market conditions remain challenging and have created uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility. As a result, PCT is currently pursuing various structures for project financing of our Augusta Facility. While PCT remains confident in its ability to finance the Augusta Facility, it is limiting its expenses and adjusting its timeline in light of this uncertainty. If PCT is unable to raise additional debt or equity, when desired, or on terms favorable to PCT, PCT’s business, financial condition, and results of operations would be adversely affected.
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
PreP Facilities
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT has experienced new challenges obtaining the necessary water and sewer permits to construct its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourses to obtain these permits, as well as potential legal remedies with regard to its obligations under its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in Central Florida. Also, on August 24, 2022, PCT signed a lease for a future PreP facility in Denver, Pennsylvania, which is expected to be operational by the end of 2023, provided we obtain the financing necessary for operational readiness. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process plastic bales between no. 1 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
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
The FDA confirmed receipt of the submission on September 13, 2021 and followed up with additional questions and requests for clarification in a letter received by PCT on January 7, 2022. PCT responded to the FDA’s questions on February 17, 2022.
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
Future Expansion
On October 20, 2022, the Company executed a Joint Venture Agreement with SK geo centric Co., Ltd., to develop a UPR purification facility in Ulsan, South Korea. The parties will each hold an equal stake in the joint venture with completion of construction activities currently expected in 2025, pending necessary financing. On January 17, 2023, the Company announced its first European purification facility will be located in Antwerp, Belgium. The Company is also planning to expand its production capabilities into Asia through negotiation of joint ventures with a counterparty in Japan for in-country production and sales.
Components of Results of Operations
Revenue
To date, we have not generated any operating revenue. We expect to begin to generate revenue in 2023 when we expect the Ironton Facility to become commercially operational.
Operating Costs
Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at PCT’s operating facilities, including rent, depreciation, repairs and maintenance, utilities and supplies. Costs attributable to the design and development of the Ironton Facility, Augusta Facility, and Feed PreP facilities in Central Florida and Denver, Pennsylvania, are capitalized and, when placed in service, will be depreciated over the expected useful life of the asset. We expect our operating costs to increase as we continue to scale operations and increase headcount.
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
Results of Operations
The following table summarizes our operating results for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
(in thousands, except %)	2022	2021	$ Change	% Change	2020	$ Change	% Change
Costs and expenses
Operating costs	$26,559	$10,554	$16,005	152%	$8,603	$1,951	23%
Research and development	1,090	1,411	(321)	(23)%	648	763	118%
Selling, general and administrative	53,669	57,615	(3,946)	(7)%	27,971	29,644	106%
Total operating costs and expenses	81,318	69,580	11,738	17%	37,222	32,358	87%
Interest (income) expense	(2,641)	6,652	(9,293)	(140)%	4,106	2,546	62%
Change in fair value of warrants	5,842	1,476	4,366	296%	11,554	(10,078)	(87)%
Other expense (income)	227	(206)	433	(210)%	110	(316)	(287)%
Net loss	$84,746	$77,502	$7,244	9%	$52,992	$24,510	46%

Comparison of the years ended December 31, 2022 and 2021
Operating Costs
The increase was attributable to higher employee costs of $9.1 million due primarily to increased headcount at the Ironton Facility and Feed PreP facility in Central Florida, increased operational consulting costs to support development of the commercial production process of $3.0 million, higher rent for operating facilities of $1.7 million, higher depreciation expense of $1.3 million, increased site costs of $0.5 million, and operational travel and other expenses of $0.4 million.
Research and Development Expenses
Research and development expenses did not significantly change period over period.
Selling, General and Administrative Expenses
The decrease was attributable to $11.8 million lower equity compensation expense due to issuance of executive awards with higher value and shorter duration in 2021 that were not repeated in 2022, a $1.5 million decrease in professional, legal, and public company expenses due primarily to costs incurred in 2021 related to the Business Combination that were not repeated in 2022, offset by $5.2 million higher wages and benefits related to increased resources and headcount devoted to development of the Company’s administrative functions, increased IT and infrastructure costs of $1.7 million, higher insurance expense of $1.1 million, additional taxes and licenses expense of $0.5 million, and a $0.9 million increase in other SG&A costs.
Interest Expense
The decrease was primarily attributable to lower interest after full conversion of the Convertible Notes (as defined below) to common stock in the fourth quarter of 2021, as well as higher income earned on available for sale debt securities due to rising interest rates.
Change in fair value of warrants
The increase was attributable to a $5.8 million net increase in fair value of the liability-classified Series A, RTI and private warrants in 2022 compared to a $1.5 million increase in fair value of the RTI and Private warrants in 2021.
Comparison of the years ended December 31, 2021 and 2020
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the results of operations discussion for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020.
Liquidity and Capital Resources
To date, PCT has not generated any operating revenue. PCT expects to begin to generate revenue in 2023 when the Ironton Facility is expected to become commercially operational. PCT’s ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of Convertible Senior Secured Notes, which were fully converted to equity in the fourth quarter of 2021 (the “Convertible Notes”), a series of tax-exempt and taxable bonds, (the “Revenue Bonds”), and the Closing of the Business Combination. Additionally, in March of 2022, PCT consummated an offering pursuant to which it sold to certain investors, in a private placement, an aggregate of 35.7 million shares of PCT’s common stock and warrants to purchase an aggregate of 17.9 million shares of PCT’s common stock (the “Series A Warrants”), at a price of $7.00 per Common Stock and one-half of one Series A Warrants, for gross proceeds of approximately $250.0 million (the “2022 PIPE Offering”). PCT incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering.
The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. The Restricted Cash is restricted in terms of use primarily based on the Loan Agreement and requires PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), to use the proceeds of the

Revenue Bonds exclusively to construct and equip the Ironton Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds. Further, PCT recently placed funds in an escrow account to support certain initial construction commitments for the Augusta Facility. These funds are recorded in Restricted Cash below.

(in millions)	December 31, 2022	December 31, 2021
Cash	$63.9	$33.4
Debt Securities Available for Sale	98.6	167.4
Unrestricted Liquidity	$162.5	$200.8
Less: Other Ironton Set-aside	54.6	50.7
Available Unrestricted Liquidity	$107.9	$150.1

Ironton Facility Construction	$13.2	$121.3
Liquidity Reserve	50.5	50.0
Capitalized Interest and Debt Reserve	38.0	55.6
Other Required Reserves Ironton	21.2	—
Augusta Construction Escrow	39.4	—
Letters of Credit and Other Collateral	1.3	3.5
Restricted Cash (current and non-current)	$163.6	$230.4

Bonds and Notes Payable	$233.5	$232.5
Add: Discount and Issuance Costs	16.1	17.1
Gross Bonds and Notes Payable	$249.6	$249.6
As of December 31, 2022, PCT had $107.9 million of Available Unrestricted Liquidity. The Ironton set-aside amount of $54.6 million, together with the Liquidity Reserve of $50.5 million, relates to the Ironton Guaranty that requires PureCycle to maintain at least $100.0 million of cash on its balance sheet in addition to other required operational reserves of $4.6 million. Our ability to continue as a going concern is dependent on our ability to raise the necessary capital and begin revenue generation in 2023.
PCT currently anticipates that investments in 2023 to complete the Ironton Facility could range from $55.0 million to $80.0 million. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies, which would reduce the remaining 2023 investment to the lower end of the range. In early 2023, PCT negotiated a Limited Waiver with the Revenue Bondholders to remedy an event of default related to PCT’s failure to meet certain construction milestones under the Revenue Bonds – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K for additional information. As part of this Limited Waiver, the Revenue Bondholders agreed to release $13.2 million from the Trustee account for the Revenue Bonds for use as part of the remaining investment in 2023 to complete the Ironton Facility. Also, in conjunction with the Limited Waiver, PCT agreed to fund additional capitalized interest of approximately $12.3 million. This additional capitalized interest reserve funds PCT’s Revenue Bond interest payments through June 30, 2024. Certain of the funds described above and including the Ironton set-aside amount will be moved to restricted cash accounts for the benefit of the Ironton Project and/or the Revenue Bondholders as part of the Limited Waiver. In exchange for this Limited Waiver, PCT also agreed to meet certain milestones, pay certain amounts for various purposes to the Trustee and make certain other representations, warranties and covenants, including closing a financing transaction of at least $150.0 million by March 31, 2023 (which is satisfied by the closing of the Revolving Credit Facility (as defined below)). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Indebtedness – Revenue Bonds” for more information.
PCT also has other capital commitments of approximately $21.2 million related to long-lead equipment and pre-construction work for the Augusta Facility and $41.4 million for equipment and leases related to future Feed PreP and purification facilities. There are also ongoing monthly costs associated with managing the company.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
PCT believes that its current level of Unrestricted Available Liquidity is not sufficient to fund operations, outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K.
In an effort to alleviate these conditions, on March 15, 2023, PCT entered into a $150.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”) with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent”), which matures on June 30, 2024. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes and satisfies the financing obligation imposed upon PCT by the Limited Waiver – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K for additional information. After considering management’s plans to mitigate these conditions, including adjustment of expenditure timing and execution of the Sylebra Revolving Credit Facility, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
PCT’s future capital requirements will depend on many factors, including actual construction costs for the Ironton Facility, the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a pre-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with our Available Unrestricted Liquidity balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s common stock.
PCT has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. PCT does not have any off-balance sheet arrangements or interests in variable interest entities that would require consolidation. Note that while certain legally binding offtake arrangements have been entered into with customers, these arrangements are not unconditional and definite agreements subject only to customer closing conditions, and do not qualify as off-balance sheet arrangements required for disclosure.

Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Years ended December 31,
(in thousands, except %)	2022	2021	$ Change	% Change	2020	$ Change	% Change
Net cash used in operating activities	$(65,478)	$(54,507)	$(10,971)	20%	$(17,953)	$36,554	(204)%
Net cash used in investing activities	(218,387)	(305,575)	87,188	(29)%	(29,812)	275,763	(925)%
Net cash provided by financing activities	247,530	293,366	(45,836)	(16)%	378,189	84,823	22%
Cash and cash equivalents, beginning of period	263,858	330,574	(66,716)	(20)%	150	(330,424)	(220,283)%
Cash and cash equivalents, end of period	$227,523	$263,858	$(36,335)	(14)%	$330,574	$66,716	20%
Comparison of the years ended December 31, 2022 and 2021
Cash Flows from Operating Activities
The $11.0 million increase in net cash used in operating activities for the year ending December 31, 2022 compared to the same period in 2021 was primarily attributable to higher cash payments for employee costs of approximately $16.9 million, receipt of the $5.0 million Total pre-payment in 2021 that was not present in 2022, a $2.4 million increase in lease-related payments in 2022, and $1.1 million increase in debt financing costs for the period, offset by $13.9 million lower transaction and other related payments that were paid as part of the Business Combination in 2021, a decrease of $1.6 million related to the Impact License agreement payment in 2021 that was not repeated in 2022, and $1.1 million of net increases in other operating cash activities.
Cash Flows from Investing Activities
The $87.2 million decrease in net cash used in investing activities for the year ending December 31, 2022 compared to the same period in 2021 was attributable to $200.2 million in maturities and sales of available for sale debt securities and $36.8 million lower purchases of available for sale debt securities, offset by $149.8 million of additional capital expenditure payments related to construction of the Company’s operating facilities.
Cash Flows from Financing Activities
The $45.8 million decrease in net cash provided by financing activities for the year ending December 31, 2022 related to the same period in 2021 was primarily attributable to $298.5 million from the closing of the Business Combination, net of capitalized issuance costs, as well as issuance of additional $1.0 million in equity in the fourth quarter of 2021. This decrease was offset by $249.2 million in proceeds from the 2022 PIPE Offering, net of related issuance costs, and a decrease in debt issuance costs of $4.5 million.
Indebtedness
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Revenue Bonds”) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of PCT, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), to be used to (i) acquire, construct and equip the Ironton Facility (referred to within the Loan Agreement as the “Ohio Phase II Facility” and, together with the FEU (referred to within the Loan Agreement as the “Phase I Facility”), the “Project”); (ii) fund a debt service reserve fund for the Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Revenue Bonds. The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”).

On March 15, 2023, SOPA, the Trustee, PCT, PCTO Holdco LLC (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture), pursuant to which the pledgor pledged certain interests to secure obligations of PCO under various Financing Documents (as defined in the Indenture) relating to the Revenue Bonds) and PCO (collectively, the “Company Parties”) entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the amended and restated Guaranty (as defined in the Indenture), and pursuant to which the majority holders of the Series 2020A Bonds consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement.
Under the terms of the Loan Agreement, PCO was required to cause the Ironton Facility to be completed by December 1, 2022. The Ironton Facility was not completed by that date due to a variety of challenges resulting from, among other things, the COVID-19 outbreak, the ongoing military conflict between Russia and Ukraine, and certain U.S. weather-related events (the “Specified Event of Default”).
Subject to the following conditions, the Specified Event of Default is waived in exchange for PCO’s agreement to meet certain milestones toward completing the Ironton Facility, to deposit additional equity aggregating approximately $87.3 million with the Trustee for various purposes and to make certain other representations and warranties; provided, however, that any failure to comply with the terms of the Limited Waiver shall be an immediate Event of Default under the Indenture and Loan Agreement, which will be deemed to have occurred on January 2, 2023 with respect to any requirements to pay accrued and unpaid interest at the Default Rate.
PCO has agreed to, among other things, achieve the following milestones (together, the “Milestones”): (i) closure by it or its direct or indirect parent entity of a financing transaction by March 31, 2023 that provides at least $150 million of working capital which may be used to support the Ironton Facility (which is satisfied by the closing of the Revolving Credit Facility); (ii) mechanical completion of the Ironton Facility by June 30, 2023; (iii) meet certain targeted production and performance targets during 2023; (iv) completion of the Ironton Facility by December 31, 2023; and (v) meet certain Ironton Facility pellet production targets by January 31, 2024 up to the Ironton Facility’s nameplate production capacity of 107 million pounds per year.
The additional approximate $87.3 million of equity to be deposited with the Trustee is comprised of: (i) a deposit, by March 31, 2023, of $50 million in an account controlled by the Trustee; (ii) a deposit of approximately $25 million in the Equity Account of the Project Fund (as such terms are used in the Indenture) to fund remaining construction costs; (iii) an aggregate deposit of approximately $12.3 million into the Capitalized Interest Accounts (as defined in the Indenture) for the Series 2020A Bonds, Series 2020B Bonds and Series 2020C Bonds to pay capitalized interest on the Revenue Bonds through June 30, 2024. The Limited Waiver also requires that the Liquidity Reserve of approximately $50 million remain in the Liquidity Reserve Escrow Fund (as such term is used in the Indenture) for a period beyond the completion date of the Ironton Facility until certain production requirements have been met, and only thereafter may the balance in that fund be reduced based on certain conditions to $25 million, which must remain therein as long as Series 2020A Bonds remain outstanding. The Trustee also released $13.2 million from the Trustee account for the Revenue Bonds for use as part of the remaining investment in 2023 to complete the Ironton Facility in accordance with the Limited Waiver.
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
Sylebra Credit Facility
On March 15, 2023, PCT entered into a $150 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the

“Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent”), which matures on June 30, 2024. The Lenders and their affiliates are greater than 5% beneficial owners of PCT.
Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes and satisfies the financing obligation imposed upon PCT by the Limited Waiver.
Amounts outstanding under the Revolving Credit Agreement bear interest at a variable annual rate equal to Term SOFR (as defined in the Revolving Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to (i) 5.00% from the Closing Date through June 30, 2023, (ii) 10.00% from July 1, 2023 through September 30, 2023, (iii) 12.50% from October 1, 2023 through December 31, 2023, (iv) 15.00% from January 1, 2024 through March 31, 2024, and (v) 17.50% thereafter. PCT is also required to pay (i) an up-front fee equal to 0.75% times $150 million—the total aggregate commitment for the
Revolving Credit Facility—to the Lenders, payable at closing and (ii) a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. Subject to timely prior written notice and payment of breakage fees, if any, PCT may at any time and from time to time (i) terminate all or any portion of the commitments under the Revolving Credit Agreement and/or (ii) prepay all or any portion of any outstanding borrowings.
The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Revolving Credit Agreement include, among others: (a) non-payment of principal, interest, fees or other amounts; (b) default of specific covenants; © breach of representations and warranties; (d) cross-defaults to other indebtedness in an amount greater than $1 million, subject to certain exceptions; (e) bankruptcy and insolvency proceedings; (f) inability to pay debts or attachment; (g) judgments; and (h) change of control. Upon the occurrence of an event of default, the Administrative Agent shall, at the request of, or may, with the consent of, the Required Lenders (as defined in the Revolving Credit Agreement) terminate the loan commitments, accelerate all loans and exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Revolving Credit Agreement and the other loan documents.
Amounts outstanding under the Revolving Credit Agreement are guaranteed by the Guarantors, and are secured by a security interest in substantially all of the assets of PCT. Any majority-owned direct or indirect subsidiaries of PCT formed after the closing date of the Revolving Credit Facility will also be required to guaranty the obligations under the Revolving Credit Agreement and grant security interests in substantially all of their respective assets.
Comparison of the years ended December 31, 2021 and 2020
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the liquidity and capital resources discussion for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that PCT will continue as a going concern; however, the conditions described above raise substantial doubt about PCT’s ability to do so, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional unrestricted liquidity.
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
The Company has determined that warrants issued to RTI (“RTI Warrants”) and its private warrants are a Level 3 fair value measurement and has used the Black-Scholes option pricing model to value these warrants, which requires the input of the following subjective assumptions:
a)    The expected dividends,
    b)    The volatility of our common stock price over the expected term,
    c)    The length of time warrant holders will retain the warrants before exercising them (“expected term”), and
    d)    The risk-free interest rate over the warrant’s expected term.
A summary of how each significant assumption was developed for our warrant liabilities is as follows:
●    Expected dividend yield: The dividend yield is assumed to be zero since PCT has not historically paid dividends
●    Expected volatility: The expected volatility was based on PCT’s capital structure and volatility of PCT’s stock or publicly-traded warrants.
●    Expected term: The expected term is determined based on the expected amount of time the warrants will be held before they are exercised.
●    Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the warrants.
The Company has determined that the Series A Warrants are a level 2 fair value measurement with the only input being the market price of its publicly-traded warrants.
RTI Warrants
The Company initially determined the warrants issued to RTI (“RTI Warrants”) in connection with terms of a professional services agreement were equity classified. Accordingly, the warrant units were held at their initial fair value with no subsequent remeasurement.
In connection with the Business Combination discussed in Note 1 (“Organization”) to the Notes to the Consolidated Financial Statements, the Company modified the RTI warrant agreement to purchase 971.0 thousand shares of PCT common stock instead of Legacy PCT Class C Units on November 20, 2020. RTI can exercise these warrants upon the first anniversary of Closing of the Business Combination. The warrants expire on December 31, 2024. In connection with the closing of the Business Combination, the Company determined the warrants issued are liability classified under ASC 480. Accordingly, the warrants will be held at their initial fair value and remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.
A summary of the significant assumptions used to estimate the fair value of the RTI Warrants as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	99.7%	59.6%
Risk-free rate of return	4.36%	0.97%
Expected option term (years)	2.0	3.0
The Company recognized $1.5 million of benefit and $5.2 million of expense related to the change in fair value of the RTI warrant liability for the years ended December 31, 2022 and 2021, respectively.
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
A summary of the significant assumptions used to estimate the fair value of the private warrants as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	105.1%	69.5%
Risk-free rate of return	4.15%	1.14%
Expected option term (years)	3.2	4.2
The Company recognized $0.2 million and $3.7 million of benefit related to the change in fair value of the private warrant liability for the years ended December 31, 2022 and 2021, respectively.
If factors change, and we utilize different assumptions, the calculated warrant liabilities and related change in fair value may differ significantly in future periods. Higher volatility and longer expected terms result in an increase to the warrant liabilities and related change in fair value at each measurement date. Future warrant liabilities will increase to the extent that we issue additional warrants, as well as any increase in the market price of PCT’s common stock. If there are any modifications or cancellations, this may impact the warrant liabilities and related expense or benefit recognized. Change in fair value of warrant liabilities is presented as its own line item within the consolidated statements of comprehensive loss.
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

As these warrants have similar redemption features and the same exercise price as the Company’s publicly-traded warrants, the market price of the publicly-traded warrants is utilized to value the Series A Warrants. Future warrant liabilities will increase to the extent that there are increases in the market price of the publicly-traded warrants. If there are any modifications or cancellations, this may impact the warrant liabilities and related expense or benefit recognized. Change in fair value of warrant liabilities is presented as its own line item within the consolidated statements of comprehensive loss. The Company recognized $7.5 million of expense for the year ended December 31, 2022.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Inflation Risk
The primary inflationary factors affecting our operations are labor, materials, and energy costs related to construction of our purification plants and Feed PreP facilities. Continued inflationary pressures could affect the global and U.S. economies and could have an adverse impact on our construction costs. While we expect to partially offset inflation and other changes in the costs of construction through our pricing strategies, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that these measures will be successful.
Investments in Debt Securities
Our investment policy is established by the Chief Executive Officer and Chief Financial Officer and is reviewed as needed. Pursuant to this investment policy, as of December 31, 2022, all investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. We manage the market risk related to these investments by holding only highly liquid, minimum “A” rated securities. The weighted average maturity of our investment portfolio is 0.4 years.
Commodity Market Risk
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
Raw Material Price Risk
We will purchase feedstock for our purification process from various sources. While many of the categories of feedstock we source are available from independent suppliers, feedstock containing high levels of polypropylene is subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by competitors and other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our Feed PreP facilities and purification plants. The choice of feedstock to be used at our facilities is determined primarily by the price, availability, and polypropylene purity and content of waste polypropylene procured. Additionally, the high cost of transportation could favor suppliers located in closer proximity to our facilities. If the quality and polypropylene content of the feedstock is lower, the quality of our UPR resin and efficiencies of our purification process may suffer. Changes in consumer behavior regarding consumption of products utilizing polypropylene, as well as consumer desire for UPR resin could also impact our business. Increases in feedstock and other raw material costs could have a material adverse effect on our business, financial condition or results of operations. Attempts to hedge against these raw material fluctuations may be insufficient, and our results could be materially impacted if the costs of materials increase. We believe our Feedstock+ pricing model, principally applicable to contracts signed for the Augusta Facility, provides certain protection from the risk of increased prices in obtaining and processing raw materials utilized in our purification process.

Item 8.    Financial Statements and Supplementary Data

PureCycle Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
PureCycle Technologies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an adverse opinion.
Change in accounting principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for lease arrangements in 2022 due to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).
Going concern
As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going concern analysis
As described further in Note 1 to the financial statements, the Company has sustained recurring losses and negative cash flows from operations since inception. As of December 31, 2022, the Company has Available Unrestricted Liquidity of $107.9 million, Restricted Cash of $163.6 million and a positive working capital of $197.9 million. During the year ended December 31, 2022, the Company incurred a net loss of $84.7 million and net cash used in operating activities was $65.5 million. The conditions described in Note 1 raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements; however, management believes its plans to mitigate these conditions alleviates this substantial doubt and it believes the Company will be able to meet its obligations as they become due within one year after the date that the financial statements are issued.
We identified the going concern analysis and evaluation of the related disclosures as a critical audit matter. The principal considerations for our determination that the going concern analysis is a critical audit matter are the significant judgements and assumptions made by management in developing the cash flow forecast. There was a high degree of auditor judgement and subjectivity in performing our procedures to evaluate the reasonableness of the cash flow forecast.
Our audit procedures related to the going concern analysis included the following, among others:
•We tested the design and operating effectiveness of controls relating to management’s going concern analysis.
•We obtained management’s cash flow forecasts covering the going concern assessment period to March 2024. We tested the accuracy of underlying data used in preparing the cash flow forecast by determining whether there was adequate support, including agreeing committed financing to third-party support.
•We evaluated the reasonableness of the cash flow forecast by comparing to historical operating results to consider management’s ability to accurately forecast and performing sensitivity analysis on cash expenditures and commitments.
•We performed testing over the significant assumptions used in developing the Company’s cash flow forecast to assess the accuracy of the Company’s forecast. The key assumptions evaluated by the audit team included the following:
•the probability of meeting the milestones as required in the Limited Waiver.
•the probability of successfully obtaining additional financing arrangements.
•Remaining investment to complete the Ironton Plant.
•We evaluated management’s forecasted cash needs in the context of other audit evidence obtained, including but not limited to, board of director and committee minutes, presentations and communications with investors and third parties, and significant contracts entered into during 2022 to determine whether the other audit evidence supported or contradicted the cash flow forecast.
•We tested the subsequent event activity including, but not limited to, the Limited Waiver and additional financing arrangements entered into through March 16, 2023.
•We assessed the appropriateness of the disclosures included within the consolidated financial statements relating to liquidity and going concern.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
PureCycle Technologies, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
•The Company did not design and maintain effective controls over certain information technology (“IT”) controls for certain information systems that are relevant to the preparation of its financial statements, specifically with respect to user access, to ensure appropriate segregation of duties that adequately restrict user access to financial applications, programs, and data to appropriate company personnel.
•The Company lacks formal processes and controls that resulted in an ineffective control environment, which led to an inadequate review of the financial statements and financial reporting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023, which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Other information
We do not express an opinion or any other form of assurance on management’s remediation plans related to the currently reported material weaknesses in internal control over financial reporting as of December 31, 2022. In addition, we do not express an opinion or any other form of assurance on management’s remediation of previously reported material weaknesses in internal control over financial reporting as of December 31, 2021.
/s/ GRANT THORNTON LLP
Chicago, Illinois
March 16, 2023

PureCycle Technologies, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
(in thousands except per share data)	2022	2021
CURRENT ASSETS
Cash	$63,892	$33,417
Debt securities available for sale	98,592	167,365
Restricted cash – current	68,850	141,855
Prepaid expenses and other current assets	4,883	2,712
Total current assets	236,217	345,349
Restricted cash – non-current	94,781	88,586
Prepaid expenses and other non-current assets	5,483	5,535
Operating lease right-of-use assets	19,136	—
Property, plant and equipment, net	505,719	225,214
TOTAL ASSETS	$861,336	$664,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,667	$1,401
Accrued expenses	35,102	35,526
Accrued interest	1,532	1,532
Total current liabilities	38,301	38,459
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Bonds payable – non-current	233,513	232,508
Warrant liability	55,883	6,113
Operating lease right-of-use liabilities	16,620	—
Other non-current liabilities	1,136	1,069
TOTAL LIABILITIES	$350,453	$283,149

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 163,550 and 127,647 shares issued and outstanding as of December 31, 2022 and December 31, 2021	164	128
Additional paid-in capital	753,885	539,423
Accumulated other comprehensive loss	(641)	(237)
Accumulated deficit	(242,525)	(157,779)
TOTAL STOCKHOLDERS' EQUITY	510,883	381,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$861,336	$664,684
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2022	2021	2020
(in thousands except per share data)
Costs and expenses
Operating costs	$26,559	$10,554	$8,603
Research and development	1,090	1,411	648
Selling, general and administrative	53,669	57,615	27,971
Total operating costs and expenses	81,318	69,580	37,222
Interest (income) expense	(2,641)	6,652	4,106
Change in fair value of warrants	5,842	1,476	11,554
Other expense (income)	227	(206)	110
Total other expense	3,428	7,922	15,770
Net loss	$(84,746)	$(77,502)	$(52,992)
Loss per share
Basic and diluted	$(0.54)	$(0.75)	$(1.96)
Weighted average common shares
Basic and diluted	155,957	102,913	28,732

Other comprehensive loss:
Unrealized loss on debt securities available for sale	$(404)	$(237)	$—
Total comprehensive loss	$(85,150)	$(77,739)	$(52,992)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year ended December 31, 2022
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	—	$—	—	$—	—	$—	—	$—	$539,423	$(237)	$(157,779)	$381,535
Issuance of common stock	35,714	35	—	—	—	—	—	—	—	—	205,261	—	—	205,296
Forfeiture of restricted stock	(33)	—	—	—	—	—	—	—	—	—	—	—	—	—
Share repurchase	(212)	—	—	—	—	—	—	—	—	—	(1,639)	—	—	(1,639)
Equity based compensation	434	1	—	—	—	—	—	—	—	—	10,840	—	—	10,841
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(84,746)	(84,746)
Balance, December 31, 2022	163,550	$164	—	$—	—	$—	—	$—	—	$—	$753,885	$(641)	$(242,525)	$510,883

	For the Year ended December 31, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	$—	3,612	$88,081	1,938	$20,071	1,105	$41,162	775	$11,967	$31,182	$—	$(80,714)	$111,749
Conversion of stock	—	—	34,386	(88,043)	18,690	(20,050)	15,217	(41,146)	5,936	(11,960)	161,199	—	—	$—
Balance at December 31, 2020, effect of reverse recapitalization conversion	—	$—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	—	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $27.9 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	—	293,966
Issuance of shares upon conversion of Convertible Notes	9,165	9	—	—	—	—	—	—	—	—	61,787	—	—	61,796
Issuance of restricted stock awards	1,775	2	—	—	—	—	—	—	—	—	(2)	—	—	—
Issuance of common stock	236	1	—	—	—	—	—	—	—	—	999	—	—	1,000
Exercise of warrants	17	—	—	—	—	—	—	—	—	—	196	—	—	196
Forfeiture of restricted stock	(23)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Share repurchase	(131)	—	—	—	—	—	—	—	—	—	(1,695)	—	—	(1,695)
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Equity based compensation	31	—	—	—	—	—	—	—	—	—	22,730	—	—	22,730
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(77,502)	(77,502)
Balance, December 31, 2021	127,647	$128	—	$—	—	$—	—	$—	—	$—	$539,423	$(237)	$(157,779)	$381,535

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

	For the Year ended December 31, 2020
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2019	—	$—	2,581	$387	1,728	$1,898	630	$23,656	436	$4,054	$107	$—	$(27,722)	$2,380
Conversion of stock	—	—	24,575	(360)	16,660	(1,880)	8,670	(23,647)	3,625	(4,050)	29,937	—	—	$—
Balance at December 31, 2019, effect of reverse recapitalization conversion	—	$—	27,156	$27	18,388	$18	9,300	$9	4,061	$4	$30,044	$—	$(27,722)	$2,380
Issuance of units	—	—	10,842	11	2,240	3	7,022	7	370	—	125,655	—	—	125,676
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	2,288	3	5,623	—	—	5,626
Redemption of vested profit units	—	—	—	—	—	—	—	—	(8)	—	(16)	—	—	(16)
Beneficial conversion feature upon issuance of convertible notes	—	—	—	—	—	—	—	—	—	—	31,075	—	—	31,075
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(52,992)	(52,992)
Balance, December 31, 2020	—	$—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(84,746)	$(77,502)	$(52,992)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	10,840	22,636	5,626
Non-cash issuance of shares	—	333	333
Fair value change of warrants	5,842	1,476	11,554
Depreciation expense	3,613	2,281	1,896
Accretion of debt instrument discounts	237	223	48
Amortization of debt issuance costs	767	2,389	173
(Accretion) amortization of (discount) premium on debt securities	(432)	584	—
Operating lease amortization expense	1,596	—	—
Issuance costs attributable to warrants	—	109	—
Gain on extinguishment of secured term loan	—	(314)	—
Amortization of beneficial conversion feature	—	—	648
Loss on exercise of warrants	—	—	211
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,171)	(2,265)	275
Prepaid expenses and other non-current assets	52	(2,645)	(890)
Accounts payable	85	(293)	234
Accrued expenses	1,201	(9,320)	14,725
Accrued interest	—	2,801	206
Deferred revenue	—	5,000	—
Operating right-of-use liabilities	(2,362)	—	—
Net cash used in operating activities	$(65,478)	$(54,507)	$(17,953)
Cash flows from investing activities
Purchase of property, plant, and equipment	(287,189)	(137,388)	(29,812)
Purchase of debt securities, available for sale	(192,388)	(229,183)	—
Maturity of debt securities, available for sale	188,509	37,800	—
Sale of debt securities, available for sale	72,681	23,196	—
Net cash used in investing activities	$(218,387)	$(305,575)	$(29,812)
Cash flows from financing activities
Proceeds from issuance of common stock	206,071	1,000	107,170
Proceeds from issuance of warrants	43,929	—	—
Payments to repurchase shares	(1,639)	(1,695)	—
Common stock issuance costs	(775)	—	—
Other (payments) proceeds from financing activities	(56)	238	298
Proceeds from ROCH and PIPE financing, net of issuance costs	—	298,461	—
Bond issuance costs	—	(4,067)	(8,550)
Convertible notes issuance costs	—	(480)	(3,358)
Payments on promissory notes	—	(91)	(6,142)
Issuance of bonds	—	—	244,075
Issuance of convertible notes	—	—	60,000
Payments on promissory note from related parties	—	—	(12,600)
Payments on advances from related parties	—	—	(2,704)
Net cash provided by financing activities	$247,530	$293,366	$378,189
Net (decrease) increase in cash and restricted cash	(36,335)	(66,716)	330,424
Cash and restricted cash, beginning of period	263,858	330,574	150
Cash and restricted cash, end of period	$227,523	$263,858	$330,574
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	$1,300	$1,495	$2,141
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$26,386	$29,797	$11,893
Additions to property, plant, and equipment in accounts payable	$817	$636	$—

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Additions to property, plant, and equipment in accrued interest	$1,424	$1,424	$3,849
Non-cash financing activities
Issuance of common stock on conversion of convertible notes	$—	$61,796	$—
PIK interest on convertible notes	$—	$3,492	$—
Initial fair value of acquired warrant liability	$—	$4,604	$—
Issuance of shares upon exercise of warrants	$—	$—	$18,173
Beneficial conversion feature of convertible notes	$—	$—	$31,075
Conversion of accounts payable to promissory notes	$—	$—	$1,541
Capitalization of bond issuance costs — additions to accrued expense	$—	$—	$2,646
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
PureCycle’s wholly-owned subsidiaries are businesses whose planned principal operations are to conduct business as a polypropylene recycler using PureCycle’s patented recycling process. PureCycle, Inc. is a holding company and all operations are conducted by its subsidiaries. Developed and licensed to PureCycle by Procter & Gamble (“P&G”), the patented recycling process separates color, odor and other contaminants from plastic waste feedstock to transform it into virgin-like resin. The Company is currently constructing its facility and conducting research and development activities to operationalize the licensed technology.
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company. The consolidated financial statements are presented in U.S. Dollars. Intercompany balances and transactions were eliminated

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
upon consolidation. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications for the year ended December 31, 2022, noting the Company has reflected the reverse recapitalization pursuant to the Business Combination for all periods presented within the audited consolidated balance sheets and statements of stockholders’ equity.
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
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming that PCT will continue as a going concern; however, the conditions described below raise substantial doubt about PCT’s ability to do so, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional unrestricted liquidity.
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying consolidated financial statements, the Company has not yet begun commercial operations and does not have any sources of revenue. The following is a summary of the components of our current liquidity (in thousands):

	As of
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$63,892	$33,417
Debt securities available for sale	$98,592	$167,365
Unrestricted liquidity	$162,484	$200,782
Less: Other Ironton set-aside	$54,560	$50,713
Available unrestricted liquidity	$107,924	$150,069

Restricted Cash (current and non-current)	$163,631	$230,441

Working capital	$197,916	$306,890
Accumulated deficit	$(242,525)	$(157,779)

	For the twelve months ended
	December 31, 2022	December 31, 2021
Net loss	$(84,746)	$(77,502)

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
As of December 31, 2022, we had $107.9 million of Available Unrestricted Liquidity. The Ironton set-aside amount of $54.6 million, together with the Liquidity Reserve of $50.5 million, relates to the Ironton Guaranty that requires PureCycle to maintain at least $100.0 million of cash on its balance sheet in addition to other required operational reserves of $4.6 million. A portion of this Guaranty requirement will be released when certain conditions have been met (refer to Note 3 – Notes Payable and Debt Instruments for further information).
PCT currently anticipates the 2023 investment to complete the Ironton Facility could range from $55.0 million up to $80.0 million. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies, which would reduce the remaining 2023 investment to the lower end of the range. In early 2023, PCT negotiated the Limited Waiver with the Revenue Bondholders to remedy an event of default related to PCT’s failure to meet certain construction milestones under the Revenue Bonds – see Note 3 – Notes Payable and Debt Instruments for additional information. As part of this Limited Waiver, the Revenue Bondholders agreed to release $13.2 million from the Trustee account for the Revenue Bonds for use as part of the remaining investment in 2023 to complete the Ironton Facility. Also, in conjunction with the Limited Waiver, PCT agreed to fund additional capitalized interest of approximately $12.3 million. This additional capitalized interest reserve funds PCT’s Revenue Bond interest payments through June 30, 2024. Certain of the funds described above and including the Ironton set-aside amount will be moved to restricted cash accounts for the benefit of the Ironton Project and/or the Revenue Bondholders as part of the Limited Waiver. In exchange for this Limited Waiver, PCT also agreed to meet certain milestones, pay certain amounts for various purposes to the Trustee and make certain other representations, warranties and covenants, including closing a financing transaction of at least $150.0 million by March 31, 2023 (which is satisfied by the closing of the Revolving Credit Facility (as defined below)). See Note 3 – Notes Payable and Debt Instruments for additional information.

PCT also has other capital commitments of approximately $21.2 million related to long-lead equipment and pre-construction work for the Augusta Facility and $41.4 million for equipment and leases related to future Feed PreP and purification facilities. There are also ongoing monthly costs associated with managing the company.
Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
PCT believes that its current level of Unrestricted Available Liquidity is not sufficient to fund operations, outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K.
In an effort to alleviate these conditions, on March 15, 2023, PCT entered into a $150 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”) with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent”), which matures on June 30, 2024. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes and satisfies the financing obligation imposed upon PCT by the Limited Waiver – see Note 3 – Notes Payable and Debt Instruments for additional information. After

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
considering managements plans to mitigate these conditions, including adjustment of expenditure timing and execution of the Sylebra Revolving Credit Facility, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
PCT’s future capital requirements will depend on many factors, including actual construction costs for the Ironton Facility, the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a pre-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with our Available Unrestricted Liquidity balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s common stock.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going Concern
Refer to Note 1 – Organization for further discussion.
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
Restricted Cash
Proceeds from the issuance of revenue bonds are restricted for use in construction of the production facility. Cash pledged as collateral for leased properties is also deemed restricted and included within this definition. Restricted cash that is expected to be spent or released from restriction within twelve months is classified as current on the consolidated balance sheet. Restricted cash that is expected to be spent or released from restriction after twelve months is classified as non-current on the consolidated balance sheet.
Investments
The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings have been classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.
Bond Issuance Costs
The Company has incurred costs which are directly attributable to the Company’s revenue bond financing. These costs include items such as document preparation costs, underwriting fees, and other external, incremental expenses paid to advisors that directly relate to the financing. Upon successful completion of the bond offering in 2020, these costs were reclassified to reduce the carrying amount of the bond liability and will

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
be amortized ratably over the term of the bond using the effective interest method. During the years ended December 31, 2022 and 2021, the Company incurred $0 and $4.0 million respectively, of capitalized bond issuance costs. As of December 31, 2022 and 2021, the Company has capitalized bond issuance costs totaling $11.1 million and $11.8 million, which are recorded as an offset to Bonds payable - non-current on the consolidated balance sheet.
Property, Plant and Equipment
As of December 31, 2022 and 2021, the Company’s property, plant and equipment consists of building, land, office equipment and furniture, machinery and equipment, fixtures and furnishings and construction in progress. All property, plant and equipment are located within the United States. Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over the following table:

Building	39 years
Land	Indefinite
Office equipment and furniture	7 years
Machinery and equipment	3-10 years
Fixtures and Furnishings	5 years
Construction in progress relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. In accordance with ASC 835, Interest, the Company capitalizes all interest incurred on tax exempt project indebtedness. The capitalized interest is recorded as part of the asset to which it relates over the asset’s estimated useful life. Interest cost capitalized as of December 31, 2022 and 2021 totaled $17.1 million and $17.1 million respectively.
As of December 31, 2022, the Company determined that there were no indicators of impairment and did not recognize any impairment of its property, plant and equipment.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve for penalties and interest (“P&I”) related to uncertain tax positions was zero as of December 31, 2022 and 2021. As a policy election, the Company will accrue future P&I on unrecognized tax benefits through income tax expense in the consolidated statements of comprehensive loss.
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
Equity-Based Compensation
The Company issues grants of incentive shares to select employees and service providers. The equity-based compensation cost for the incentive shares is measured at the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period, which is the vesting period. The Company evaluates modifications in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). The Company accounts for forfeitures as they occur for its equity-based awards.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses for the period presented. The Company's most significant estimates and judgments involve valuation of the Company's liability-classified warrants and related fair value assumptions. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
financial assets and liabilities that are being measured and reported at fair value and for disclosures of fair value.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits (“NFPs”) and public NFPs that have not yet issued (or made available for issuance) financial statements reflecting the new standard. The Company adopted Topic 842 and applicable technical updates as of January 1, 2022 using the modified retrospective transition method. See Note 15 – Leases for further details.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”), which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements.
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
Long-term debt consists of the following at December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Revenue Bonds	$249,550	$249,550
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(16,037)	(17,042)
Bonds payable - long-term	$233,513	$232,508
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Revenue Bonds”) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of PCT, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), to be used to (i) acquire, construct and equip the Ironton Facility (referred to within the Loan Agreement as the “Ohio Phase II Facility” and, together with the FEU (referred to within the Loan Agreement as the “Phase I Facility”), the “Project”); (ii) fund a debt service reserve fund for the Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Revenue Bonds. The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”), each series in the aggregate principal amount, bearing interest and maturing as shown in the table below. The Series 2020A Bonds were issued at a total discount of $5.5 million. The discount is amortized over the term of the Revenue Bonds using the effective interest method. The purchase price of the Revenue Bonds was paid and immediately available to

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SOPA on October 7, 2020, the date of delivery of the Revenue Bonds to their original purchaser. PureCycle is not a direct obligor on the Revenue Bonds and is not a party to the Loan Agreement or the Indenture pursuant to which the Revenue Bonds have been issued. Legacy PCT has executed a guaranty of completion dated as of October 7, 2020 (“Completion Guaranty”), with respect to the full and complete performance by PCO of PCO’s obligations with respect to construction and completion of the Project, including construction by the Completion Date, free and clear of any liens (other than permitted liens), and the payment of all Project costs incurred prior to completion of the Project, and all claims, liabilities, losses and damages owed by PCO to each counterparty under the Project Documents (as such terms are defined in the Indenture). In addition, pursuant to the Guaranty, PureCycle is obligated to fund and maintain a liquidity reserve for the Project during the term of the Guaranty in the amount of $50.0 million to be held in an escrow account with U.S. Bank National Association, as escrow agent (“Liquidity Reserve”). Pursuant to the terms of the Loan Agreement PCO executed promissory notes, one in the aggregate principal amount of each series of Revenue Bonds, in favor of SOPA, which were assigned to the Trustee on October 7, 2020.

(in thousands)
Bond Series	Term	Principal Amount	Interest Rate	Maturity Date
2020A	A1	$12,370	6.25%	December 1, 2025
2020A	A2	$38,700	6.50%	December 1, 2030
2020A	A3	$168,480	7.00%	December 1, 2042
2020B	B1	$10,000	10.00%	December 1, 2025
2020B	B2	$10,000	10.00%	December 1, 2027
2020C	C1	$10,000	13.00%	December 1, 2027
The proceeds of the Revenue Bonds and certain equity contributions have been placed in various trust funds and non-interest-bearing accounts established and administered by the Trustee under the Indenture. Before each disbursement of amounts in the Project fund held by the Trustee under the Indenture, PCO is required to submit to the Trustee a requisition for funds to be disbursed outlining the specified purpose of the disbursement and substantiating the expenditure. In addition, 100% of revenue attributable to the production of the Ironton Facility must be deposited into an operating revenue escrow fund held by U.S. Bank National Association, as escrow agent. Funds in the trust accounts and operating revenue escrow account will be disbursed by the Trustee when certain conditions are met, and will be used to pay costs and expenditures related to the development of the Ironton Facility, make required interest and principal payments (including sinking fund redemption amounts) and any premium, in certain circumstances required under the Indenture, to redeem the Revenue Bonds.
As conditions for closing the Revenue Bonds, Legacy PCT contributed $60.0 million in equity at closing and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. PureCycle provided the Liquidity Reserve for construction of the Ironton Facility of $50.0 million and deposited the amount upon the Closing of the Business Combination. In addition, PureCycle must maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, in each case, including the Liquidity Reserve. The Company has met this requirement as of December 31, 2022.
The Revenue Bonds are recorded within Bonds payable in the consolidated balance sheet. The Company incurred $19.4 million, $19.3 million, and $4.3 million of interest cost during the years ended December 31, 2022, 2021, and 2020 respectively. As the Revenue Bond proceeds will be used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $17.1 million, $17.1 million, and $4.0 million of interest cost during the twelve months ended December 31, 2022, 2021, and 2020 respectively. As of December 31, 2022, the fair value of the Revenue Bonds was $184.1 million, which was determined using inputs characteristic of a Level 2 fair value measurement. Although the Company has determined the estimated fair value using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
estimated fair value. Therefore, this estimate is not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange.
In connection with its obligations under that certain Security Agreement dated as of October 7, 2020, between PCO, as debtor, and the Trustee, as secured party, entered into when the Revenue Bonds were issued (the “Security Agreement”), PCO must deliver consent and agreements (“Consents”) to the Trustee with respect to each agreement entered into in connection with the Project, each of which agreements is required under the Loan Agreement to be assigned to the Trustee. The forms of the Consents relating to a certain feedstock supply agreement from one supplier of feedstock to the Project (the “Supplier”) and from two purchasers of offtake from the Project (“Offtaker 2” and “Offtaker 3” and together with the Supplier, the “Counterparties”) delivered to the Trustee contained terms inconsistent with the form of the Consent required under the Security Agreement. On May 11, 2021, the Guaranty was amended and restated in an amended and restated guaranty of completion (the “ARG”) executed by PureCycle and delivered to the Trustee, which broadens the purposes for which draws by the Trustee on the Liquidity Reserve may be utilized, extends the period during which the Liquidity Reserve must be maintained, includes conditions that would permit a reduction in the amount of the Liquidity Reserve required to be maintained by PureCycle, and includes conditions precedent to the elimination of the requirement that PureCycle replenish the Liquidity Reserve and to the termination of the ARG and the escrow agreement under which the Liquidity Reserve is held by the escrow agent (the “Escrow Agreement”), upon which termination, the balance of the Liquidity Reserve will be returned to PureCycle. So long as there are any Series 2020A Bonds outstanding under the Indenture, the ARG and the Escrow Agreement will remain in place upon the conditions stated in the ARG. The terms of the ARG are summarized as follows: The Liquidity Reserve shall be maintained in the amount of $50.0 million, subject to replenishment by PureCycle until certain conditions stated in the ARG relating to the following have been met: (i) the completion of construction and acquisition of the Project, (ii) the payment of all Project costs, and (iii) the replacement of the assigned agreements of the Counterparties underlying the Consents which have expired or terminated, with one or more agreements between counterparties and PCO upon terms at least as favorable to PCO as the expired or terminated agreements of the Counterparties, (a) for which a Consent that conforms to the form of Consent required by the Security Agreement is executed by the counterparties and provided to the Trustee, (b) which, in the case of supply of feedstock to the Project, provide in the aggregate for the supply of at least the minimum and maximum volumes of feedstock meeting substantially similar feedstock specifications as the Supplier had committed to supply, and (c) which, in the case of purchase of offtake from the Project, provide in the aggregate for the purchase of the minimum and maximum volumes of offtake from the Project meeting substantially similar specifications as Offtaker 2 and Offtaker 3 had committed to purchase from PCO. When the conditions stated in (i), (ii) and (iii) above have been satisfied but so long as there are Series 2020A Bonds outstanding under the Indenture, the Escrow Agreement shall remain in place but the Liquidity Reserve amount shall be reduced to $25 million and PureCycle shall no longer be required to replenish the amount of the reduced Liquidity Reserve if and when disbursements are made therefrom. If the conditions of (i) and (ii) have been met but only a portion of the feedstock and offtake contracted for by the Counterparties, respectively, has been replaced under replacement agreements as aforesaid in (iii) above, then the Liquidity Reserve amount may be reduced only by the applicable proportion of the amounts stated in the ARG which evidence the intent of the parties of the amount of value representing the supply or offtake of the agreements of the Counterparties. When the conditions precedent of (i), (ii), and (iii) have been satisfied and there are no longer any Series 2020A Bonds then outstanding, then PureCycle shall have no obligation to maintain the reduced Liquidity Reserve, the ARG and the Escrow Agreement shall terminate and the balance on deposit in the Liquidity Reserve escrow fund held by the escrow agent shall be returned to PureCycle.
As long as any Series 2020A Bonds remain outstanding under the Indenture, upon the occurrence of an Event of Default under the Loan Agreement or Indenture, if the Trustee takes control of the Liquidity Reserve held by the escrow agent, such funds may be used for any purpose, including the payment of debt service on the Series 2020A Bonds, as may be determined by the Trustee or directed by a majority of the holders of the Series 2020A Bonds then outstanding.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Principal repayments due on the Revenue Bonds payable over the next five years are as follows (in thousands):

Years ending December 31,	Amount
2023	$—
2024	6,975
2025	16,730
2026	7,570
2027	25,105
Thereafter	193,170
Total principal repayments	249,550
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(16,037)
Bonds payable - long-term	$233,513
On March 15, 2023, SOPA, the Trustee, PCT, PCTO Holdco LLC (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture), pursuant to which the pledgor pledged certain interests to secure obligations of PCO under various Financing Documents (as defined in the Indenture) relating to the Revenue Bonds) and PCO (collectively, the “Company Parties”) entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the ARG, and pursuant to which the majority holders of the Series 2020A Bonds consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement.
Under the terms of the Loan Agreement, PCO was required to cause the Ironton Facility to be completed by December 1, 2022. The Ironton Facility was not completed by that date due to a variety of challenges resulting from, among other things, the COVID-19 outbreak, the ongoing military conflict between Russia and Ukraine, and certain U.S. weather-related events (the “Specified Event of Default”).
Subject to the following conditions, the Specified Event of Default is waived in exchange for PCO’s agreement to meet certain milestones toward completing the Ironton Facility, to deposit additional equity aggregating approximately $87.3 million with the Trustee for various purposes and to make certain other representations and warranties; provided, however, that any failure to comply with the terms of the Limited Waiver shall be an immediate Event of Default under the Indenture and Loan Agreement, which will be deemed to have occurred on January 2, 2023 with respect to any requirements to pay accrued and unpaid interest at the Default Rate.
PCO has agreed to, among other things, achieve the following milestones (together, the “Milestones”): (i) closure by it or its direct or indirect parent entity of a financing transaction by March 31, 2023 that provides at least $150.0 million of working capital which may be used to support the Ironton Facility (which is satisfied by the closing of the Revolving Credit Facility); (ii) mechanical completion of the Ironton Facility by June 30, 2023; (iii) meet certain targeted production and performance targets during 2023; (iv) completion of the Ironton Facility by December 31, 2023; and (v) meet certain Ironton Facility pellet production targets by January 31, 2024 up to the Ironton Facility’s nameplate production capacity of 107 million pounds per year.
The additional approximately $87.3 million of equity to be deposited with the Trustee is comprised of: (i) a deposit, by March 31, 2023, of $50 million in an account controlled by the Trustee; (ii) a deposit of approximately $25 million in the Equity Account of the Project Fund (as such terms are used in the Indenture) to fund remaining construction costs; (iii) an aggregate deposit of approximately $12.3 million into the Capitalized Interest Accounts (as defined in the Indenture) for the Series 2020A Bonds, Series 2020B Bonds and Series 2020C Bonds to pay capitalized interest on the Revenue Bonds through June 30, 2024. The Limited Waiver also requires that the Liquidity Reserve of approximately $50 million remain in the Liquidity Reserve Escrow Fund (as such term is used in the Indenture) for a period beyond the completion date of the Ironton Facility until certain production requirements have been met, and only thereafter may the balance in that fund be reduced based on certain conditions to $25 million, which must remain therein as long as Series 2020A Bonds remain outstanding. The Trustee also released $13.2 million from the Trustee account for the Revenue Bonds for use

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
as part of the remaining investment in 2023 to complete the Ironton Facility in accordance with the Limited Waiver.
Convertible Notes
On October 6, 2020, Legacy PCT entered into a Senior Notes Purchase Agreement (the “Agreement”) with certain investors. During the fourth quarter of 2021, the entire $63.5 million principal balance of the Notes was converted into 9.2 million shares of common stock.
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Years ended December 31,
	2022	2021	2020
Contractual interest expense	$—	$2,975	$662
Amortization of deferred financing costs	—	1,712	300
Effective interest rate	—%	8.94%	9.05%
Sylebra Credit Facility
On March 15, 2023, PCT entered into a $150 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent”), which matures on June 30, 2024. The Lenders and their affiliates are greater than 5% beneficial owners of PCT.
Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes and satisfies the financing obligation imposed upon PCT by the Limited Waiver.
Amounts outstanding under the Revolving Credit Agreement bear interest at a variable annual rate equal to Term SOFR (as defined in the Revolving Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to (i) 5.00% from the Closing Date through June 30, 2023, (ii) 10.00% from July 1, 2023 through September 30, 2023, (iii) 12.50% from October 1, 2023 through December 31, 2023, (iv) 15.00% from January 1, 2024 through March 31, 2024, and (v) 17.50% thereafter. PCT is also required to pay (i) an up-front fee equal to 0.75% times $150 million—the total aggregate commitment for the
Revolving Credit Facility—to the Lenders, payable at closing and (ii) a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. Subject to timely prior written notice and payment of breakage fees, if any, PCT may at any time and from time to time (i) terminate all or any portion of the commitments under the Revolving Credit Agreement and/or (ii) prepay all or any portion of any outstanding borrowings.
The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Revolving Credit Agreement include, among others: (a) non-payment of principal, interest, fees or other amounts; (b) default of specific covenants; (c) breach of representations and warranties; (d) cross-defaults to other indebtedness in an amount greater than $1 million, subject to certain exceptions; (e) bankruptcy and insolvency proceedings; (f) inability to pay debts or attachment; (g) judgments; and (h) change of control. Upon the occurrence of an event of default, the Administrative Agent shall, at the request of, or may, with the consent of, the Required Lenders (as defined in the Revolving Credit Agreement) terminate the loan commitments, accelerate all loans and exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Revolving Credit Agreement and the other loan documents.
Amounts outstanding under the Revolving Credit Agreement are guaranteed by the Guarantors, and are secured by a security interest in substantially all of the assets of PCT. Any majority-owned direct or indirect subsidiaries of PCT formed after the closing date of the Revolving Credit Facility will also be required to

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
guaranty the obligations under the Revolving Credit Agreement and grant security interests in substantially all of their respective assets.
NOTE 4 - STOCKHOLDERS’ EQUITY
The consolidated statements of stockholders’ equity reflect the reverse recapitalization as discussed in Note 1 as of March 17, 2021. As Legacy PCT was deemed the accounting acquirer in the reverse recapitalization with ROCH, all periods prior to the consummation date reflect the balances and activity of Legacy PCT. The consolidated balances and the audited consolidated financial statements of Legacy PCT, as of December 31, 2020, and the share activity and per share amounts in these consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 10.52 for Legacy PCT Class A Units. Legacy PCT Class B Preferred Units were converted into shares of PCT common stock at a share conversion factor of 10.642 whereas Legacy PCT Class B-1 Preferred Units were converted into shares of PCT common stock at an average share conversion factor of 14.768 as a result of the reverse recapitalization. Legacy PCT Class C Units were converted into shares of PCT common stock at a share conversion factor of 9.32, 7.40, or 2.747, based on the distribution threshold of the Class C Unit.
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of December 31, 2022 and December 31, 2021, 163.6 million and 127.6 million shares are issued and outstanding, respectively.
Preferred Stock
As of December 31, 2022, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
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
As of December 31, 2022, approximately 12.1 million shares of common stock are authorized for issuance under the Plan, of which approximately 6.4 million remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals applicable to the issued Plan awards).
Restricted Stock Agreements
RSUs issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan. The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
For RSUs issued prior to approval of the Plan, the Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. Fair value of the RSUs is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2022	2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	49.1%
Risk-free rate of return	—%	0.1%
Expected option term (years)	0	0.2
The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares for the twelve months ending December, 2021 was determined using an initial public offering scenario.
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
A summary of restricted stock activity for the years ended December 31, 2022 and 2021 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2020	762	1.39
Granted	2,745	18.14
Vested	(800)	8.71
Forfeited	(36)	3.34
Non-vested at December 31, 2021	2,671	14.33	3.38
Granted	1,525	7.49
Vested	(982)	5.89
Forfeited	(454)	9.76
Non-vested at December 31, 2022	2,760	11.92	2.74
Equity-based compensation cost is recorded within the selling, general and administrative expenses and operating costs in the consolidated statements of comprehensive loss, and totaled approximately $11.2 million, $16.6 million, and $5.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2022	2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	47.5%
Risk-free rate of return	—%	0.7%
Expected option term (years)	0	4.5
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
A summary of stock option activity for the years ended December 31, 2022 and 2021 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2020	—	$—	—
Granted	613	28.90	7.00
Exercised	—	—	—
Forfeited	—	—	—
Balance, December 31, 2021	613	$28.90	6.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, December 31, 2022	613	$28.90	4.04
Exercisable	613	—	—
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss. The Company recorded a benefit of approximately $0.2 million due to fair value adjustments related to modification under the Separation Agreement, and expense of approximately $1.6 million and $0, for the years ended December 31, 2021, and 2020, respectively. There were

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
no stock options granted during 2022. The weighted average grant-date fair values of options granted during the year ended December 31, 2021 was $11.41. There were no stock options exercised during 2022 or 2021.
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
As of December 31, 2022, and 2021, the outstanding PSUs issued by the Company were 1.1 million and 424 thousand, respectively. As of December 31, 2022, the performance-based provisions have not been achieved for any of the outstanding performance-based awards.
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
The Company recognizes compensation expense for the Market PSUs equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the derived service period. The fair value and derived service period of the Market PSUs is estimated on the date of grant using a Monte Carlo simulation with the following assumptions:

	2022	2021
Expected annual dividend yield	—%	—%
Expected volatility	—%	54.8%
Risk-free rate of return	—%	0.3%
Expected option term (years)	0	2.7
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A summary of the PSU activity for the years ended December 31, 2022 and 2021 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted average remaining recognition period
Balance, December 31, 2020	—	$—
Granted	424	18.65
Vested	—	—
Forfeited	—	—
Balance, December 31, 2021	424	$18.65	2.00
Granted	1,020	7.53
Vested	—	—
Forfeited	(384)	10.58
Balance, December 31, 2022	1,060	$10.87	1.70
Equity-based compensation cost is recorded within selling, general and administrative expenses within the consolidated statements of comprehensive loss. The Company recognized a benefit of $0.2 million for the year ended December 31, 2022 due to favorable expense adjustments related to reassessment of goal attainment probability for several tranches of PSU awards, and expense of approximately $4.4 million and $0 for the years ended December 31, 2021, and 2020, respectively.
NOTE 6 - WARRANTS
Warrants issued to purchase Legacy PCT Class C Units
RTI Global (“RTI”) holds warrants to purchase 971 thousand shares of PCT common stock. RTI can exercise these warrants as of March 17, 2022. The warrants expire on December 31, 2024. The Company determined the warrants are liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive loss.
A summary of the RTI warrant activity for the years ended December 31, 2022 and 2021 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	971	$5.56	$0.03	4.00
Granted	—	—	—	0
Exercised	—	—	—	0
Outstanding at December 31, 2021	971	$5.56	$0.03	3.00
Granted	—	—	—	0
Exercised	—	—	—	0
Outstanding at December 31, 2022	971	$5.56	$0.03	2.00
Exercisable	971
The Company recognized $1.5 million of benefit for the year ended December 31, 2022, and $5.2 million and $0 of expense for the years ended December 31, 2021 and December 31, 2020, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.

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
The Company may redeem the outstanding warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-day trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise. The public warrants are accounted for as equity classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification.
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
There were approximately 5.7 million Public Warrants and 0.2 million Private Placement warrants outstanding at December 31, 2022 and 2021. The Company recognized $0.2 million, $3.7 million and $0 of benefit related to the change in fair value of the Private Warrants for the years ended December 31, 2022, 2021, and 2020, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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
The Company may redeem the outstanding Series A Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-
trading day period commencing after the Series A Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the Series A Warrants for redemption, management will have the option to require all holders that wish to exercise

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.
The agreements governing the Series A Warrants (the “Series A Warrant Agreements”) provide for a Black Scholes value calculation (“Black Scholes Value”) in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The
Company has determined this provision introduces leverage to the holders of the Series A Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company has classified the Series A Warrants as a liability pursuant to ASC 815.
As of December 31, 2022, there were approximately 17.9 million Series A Warrants outstanding. The Company recognized $7.5 million of expense for the year ended December 31, 2022. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Years ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to PureCycle	$(84,746)	$(77,502)	$(52,992)
Less cumulative earnings to preferred stockholder	—	—	3,307
Net loss attributable to common stockholders	$(84,746)	$(77,502)	$(56,299)
Denominator:
Weighted average common shares outstanding, basic and diluted	155,957	102,913	28,732
Net loss per share attributable to common stockholder, basic and diluted	$(0.54)	$(0.75)	$(1.96)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. As of December 31, 2022 and 2021, the Company had outstanding instruments of approximately 24.7 million and 6.9 million vested but not exercised warrants, 0.6 million and 0 vested but not exercised stock options, 2.6 million and 2.3 million non-vested restricted stock units, 1.1 million and 0.4 million non-vested performance stock units, and 4.0 million and 4.0 million contingently-issuable shares related to the Earnout which could be dilutive to the calculation in the future, respectively.
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of December 31, 2022
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,534	$1,016	$11,518
Machinery and equipment	23,728	6,674	17,054
Leasehold improvements	2,957	803	2,154
Fixtures and furnishings	529	83	446
Land improvements	150	22	128
Land	1,150	—	1,150
Construction in process	473,269	—	473,269
Total property, plant and equipment	$514,317	$8,598	$505,719

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	As of December 31, 2021
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,029	$695	$11,334
Machinery and equipment	20,016	4,183	15,833
Leasehold improvements	2,902	154	2,748
Fixtures and furnishings	104	37	67
Land improvements	150	12	138
Land	1,150	—	1,150
Construction in process	193,944	—	193,944
Total property, plant and equipment	$230,295	$5,081	$225,214
Depreciation expense is recorded within operating costs in the consolidated statements of comprehensive loss and amounted to $3.6 million, $2.3 million, and $1.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
As of December 31, 2022 and December 31, 2021, the Company is in Phase 3 of the agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the consolidated balance sheets.
On November 13, 2019, Legacy PCT entered into a patent sublicense agreement with Impact Recycling Limited (“Impact”) through the term of the patents. The agreement outlines an initial license fee of $2.5 million and royalties on production using the license. In 2020, Legacy PCT paid $0.9 million of the initial license fee, and during the year ended December 31, 2021, the Company paid the remaining $1.6 million of the initial fee. The initial license fee of $2.5 million is recorded in prepaid expenses and other non-current assets in the consolidated balance sheets and will be ratably amortized over the term of the underlying patent using the straight-line method. In May 2021, the Company began using the technology covered by the Impact agreement and commenced amortization as of this date. The remaining balance related to the prepaid initial license fee was $0.2 million and $0.2 million in prepaid expenses and other current assets as of December 31, 2022 and 2021, respectively, and $2.1 million and $2.3 million in prepaid expenses and other non-current assets as of December 31, 2022 and 2021, respectively.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Block and Release Agreement
On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a payment of $5.0 million for future receipt of resin consisting of recycled polypropylene (“recycled PP”). The prepayment was placed in an escrow account until the “release condition” of the Company closing the bond offering and overall capital funding of at least $370.0 million has occurred. After the Company successfully raised the required capital, the $5.0 million was released during the year ended December 31, 2021 to the Company and recorded as deferred revenue in the consolidated balance sheets.
Strategic Alliance Agreement
On December 13, 2018, Legacy PCT entered into a strategic alliance agreement with Nestec Ltd. (“Nestle”), which expires on December 31, 2023. Upon execution of the agreement, Nestle committed to provide $1.0 million to Legacy PCT to fund further research and development efforts. The funding provided by Nestle may be convertible, in whole or in part, into a prepaid product purchase arrangement at Nestle’s option, upon the time of product delivery beginning in 2021. Additionally, because the research and development efforts were not successful as of December 31, 2020, up to 50% of the funding may be convertible into a 5-year term loan obligation, payable to Nestle at an interest rate equivalent to the U.S. prime rate. As of the issuance of these statements, Nestle has not elected to convert any funding into a term loan.
Legacy PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities as of December 31, 2022 and December 31, 2021. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
NOTE 11 - INCOME TAXES
Historically, Legacy PCT was a limited liability company which had elected to be treated as a partnership for income tax purposes. As such, the Company was not directly liable for income taxes for federal purposes. As of the date of the Business Combination (March 2021), the operations of the Company ceased to be taxed as a partnership resulting in a change in tax status for federal and state income tax purposes. This change in tax status requires immediate recognition of any deferred tax assets or liabilities as of the transaction date as the Company will now be directly liable for income taxes. The recognition of these initial deferred balances, if any, would be recorded as additional tax expense in the period of the transaction. In addition, the Company will accrue current and deferred tax expense based on ongoing activity from that date.
Loss from continuing operations before income taxes, classified by source of income, were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Domestic	$(84,746)	$(77,502)	$(52,992)
Total	$(84,746)	$(77,502)	$(52,992)

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The components of the provision (benefit) for income taxes were as follows (in thousands):

Years ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total current provision (benefit)	$—	$—	$—
Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—
Total deferred provision (benefit)	$—	$—	$—
Total provision (benefit) for income taxes	$—	$—	$—
The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Years ended December 31,
	2022		2021		2020
Tax at statutory federal rate	$(17,797)	21.0%	$(16,275)	21.0%	$—	—%
Rates different than the statutory rate	—	—%	2,677	(3.5)%	—	—%
State income tax	(1,433)	1.7%	—	—%	—	—%
Compensation expense	805	(0.9)%	2,973	(3.8)%	—	—%
Warrant expense and other permanent items	1,247	(1.5)%	241	(0.3)%	—	—%
Change in tax status	—	—%	(4,100)	5.3%	—	—%
Tax Credits	(3,571)	4.2%	—	—%	—	—%
Prior period adjustment	(1,880)	2.2%	—	—%	—	—%
Tax rate change	(712)	0.8%	—	—%	—	—%
Valuation allowance	24,136	(28.5)%	15,205	(19.6)%	—	—%
Other	(795)	0.9%	(721)	0.9%	—	—%
Provision (benefit) for income taxes	$—	—%	$—	—%	$—	—%
Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The components of the deferred income tax assets and liabilities were as follows (in thousands):

	Years ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses and tax credit carry-forward	$32,918	$3,585
Stock-based compensation	1,837	728
Start-up expenses	10,301	10,819
Property, plant, and equipment	—	1,107
Interest expense carryforwards	—	306
Deferred revenue	1,370	1,090
Lease liabilities	4,604	—
Other	859	788
Gross deferred tax asset	$51,889	$18,423
Less valuation allowance	(39,340)	(15,205)
Net deferred tax asset	$12,549	$3,218
Deferred tax liabilities:
Research and experimental expenses	(1,662)	(2,691)
Property, plant, and equipment	(5,821)	—
Right of use assets	(4,415)	—
Other accruals	(651)	(527)
Total deferred tax liability	$(12,549)	$(3,218)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2022, the Company has $128.8 million of gross U.S. federal net operating loss carryforward, $2.0 million post apportioned gross state net of operating loss carryforwards, and $3.9 million of research and development tax credit carryforwards. As of December 31, 2021, the Company had $14.9 million of gross U.S. federal net operating loss carryforward, $0.1 million post apportioned gross state net of operating loss carryforwards, and $0.3 million of research and development tax credit carryforwards. The attributes will be available to offset future income tax liabilities. The U.S. federal net operating losses can be carried forward indefinitely, the state net operating losses in certain jurisdictions can be carried forward indefinitely while certain jurisdictions expire at various dates, and the research and development tax credit can be carried forward for up to 20 years.
Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $39.3 million as of December 31, 2022 and 15.2 million as of December 31, 2021, resulting in a net change of $24.1 million year-over-year. The valuation allowance mainly relates to U.S. federal and state net operating loss carryforwards and start-up expenses. As the Company is pre-revenue, insufficient projected taxable income and lack of other sources of taxable income gives rise to need of a valuation allowance.
As of December 31, 2022 and 2021, the Company does not have any accumulated undistributed earnings and profits in foreign operations, as the Company did not perform any activities in foreign locations during the year.
As of December 31, 2022 and 2021, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current or prior year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods.
The Company files returns in the U.S. federal jurisdiction and in various state jurisdictions based on existing tax laws. The Company remains generally subject to examination in the U.S. for year beginning on or after January 1, 2019, however, for any tax years prior to March 2021, such audits are not expected to impact the Company

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
while the Company operated as a flow-through entity. The Company is not currently under audit in any jurisdiction.
The Company actively monitors domestic and global tax law changes to account for the effects in the period the legislation is enacted, as applicable.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Liabilities measured and recorded at Fair Value on a recurring basis
As of December 31, 2022 and December 31, 2021, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follow (in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$51,250	$—	$—	$51,250	$27,389	$—	$—	$27,389
Restricted cash equivalents - current	$68,850	$—	$—	$68,850	$141,855	$—	$—	$141,855
Restricted cash equivalents - noncurrent	$94,781	$—	$—	$94,781	$88,586	$—	$—	$88,586
Investments:
Commercial paper, available for sale	$—	$32,756	$—	$32,756	$—	$76,930	$—	$76,930
Corporate Bonds, available for sale	—	58,442	—	58,442	—	84,588	—	84,588
Municipal bonds, available for sale	—	7,394	—	7,394	—	5,847	—	5,847
Total investments	$—	$98,592	$—	$98,592	$—	$167,365	$—	$167,365

Liabilities
Warrant liability:
RTI warrants	$—	$—	$3,670	$3,670	$—	$—	$5,175	$5,175
Private warrants	—	—	784	784	—	—	938	938
Series A Warrants	—	$51,429	—	$51,429	—	—	—	—
Total warrant liability	$—	$51,429	$4,454	$55,883	$—	$—	$6,113	$6,113
Measurement of the Private Warrants
The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 for both initial measurement upon close of the Business Combination and subsequent measurement using the following assumptions:

	December 31, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	105.1%	69.5%
Risk-free rate of return	4.15%	1.14%
Expected option term (years)	3.2	4.2
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
The aggregate values of the private warrants were $0.8 million and $0.9 million on December 31, 2022 and December 31, 2021, respectively.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A summary of the private warrants activity from December 31, 2021 to December 31, 2022 is as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2021	$938
Change in fair value	(154)
Balance at December 31, 2022	$784
Refer to Note 6 – Warrants for further information.
Measurement of the RTI warrants
Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using the Black-Scholes option pricing model to calculate its fair value as of December 31, 2022 using the following assumptions:

	December 31, 2022	December 31, 2021
Expected annual dividend yield	—%	—%
Expected volatility	99.7%	59.6%
Risk-free rate of return	4.36%	0.97%
Expected option term (years)	2	3
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For December 31, 2022, the expected volatility was calculated based on the specific volatility of PCT’s publicly-traded common stock. For December 31, 2021, the expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree model calculation.
The Company has an option to repurchase the Warrants at any time. The maximum fair value of the Warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.
Changes in Level 3 liabilities measured at fair value from December 31, 2021 to December 31, 2022 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2021	$5,175
Change in fair value	(1,505)
Balance at December 31, 2022	$3,670
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
NOTE 13 - AVAILABLE-FOR-SALE INVESTMENTS
The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of December 31, 2022, consist of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the consolidated balance sheets. Refer to Note 12, "Fair Value of Financial Instruments," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$32,997	$—	$(241)	$32,756
Corporate Bonds	58,791	—	(349)	58,442
Municipal Bonds	7,446	—	(52)	7,394
Total	$99,234	$—	$(642)	$98,592

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$76,961	$—	$(31)	$76,930
Corporate Bonds	84,771	—	(183)	84,588
Municipal Bonds	5,870	—	(23)	5,847
Total	$167,602	$—	$(237)	$167,365
The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$92,253	$91,669	$117,164	$117,100
Due after one year through 5 years	6,981	6,923	50,438	50,265
Total	$99,234	$98,592	$167,602	$167,365
Debt securities as of December 31, 2022 had an average remaining maturity of 0.43 years.
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2022 and 2021, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
NOTE 14 – CONTINGENCIES
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of December 31, 2022.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
Other Matters
On February 3, 2023, the Company received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. We are currently unable to predict the outcome of this matter.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NOTE 15 - Leases
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
Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern. The assets associated with financing leases have been included in property, plant and equipment in the consolidated balance sheet. Depreciation on financing lease assets is included in operating costs on the consolidated statement of comprehensive loss. The Company does not sublease any of its material leased assets to third parties and the Company is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term.
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the year ended December 31, 2022 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the year ended December 31, 2022 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.
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
In January 2023, the Company signed a real estate lease at the Port of Antwerp-Bruges’ NextGen District, where it plans to build its first purification facility in Europe, with an initial term of 30 years and total minimum lease payments of €27.7 million, subject to annual inflation adjustments. Lease payments will begin July 1, 2023.
The components of lease expense and supplemental cash flow information related to leases for the period are as follows (in thousands):

December 31, 2022
Lease Cost
Operating lease cost	$2,227
Short-term lease cost	360
Total lease cost	$2,587

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,895
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,427
Weighted-average remaining lease term (in years) - operating leases	7.7

Discount Rates
Weighted-average discount rate - operating leases	4.7%

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The supplemental balance sheet information related to leases for the period is as follows (in thousands):

December 31, 2022
Operating Leases
Operating lease right-of-use assets	$19,136
Accrued expenses	$2,188
Other long-term liabilities	16,620
Total operating lease liabilities	$18,808

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2023	$3,015
2024	3,083
2025	3,136
2026	3,056
2027	2,694
2028	1,586
Thereafter	5,888
Total future minimum lease payments	$22,458
Less: Imputed interest	(3,650)
Present value of lease liabilities	$18,808
NOTE 16 - SUBSEQUENT EVENTS
In connection with the preparation of the consolidated financial statements for the period ended December 31, 2022, management has evaluated events through March 16, 2023 to determine whether any events required recognition or disclosure in the consolidated financial statements. The following subsequent events were identified through the date of these consolidated financial statements:
Antwerp Lease
In January 2023, the Company signed a real estate lease at the Port of Antwerp-Bruges’ NextGen District, where it plans to build its first purification facility in Europe. Refer to Note 15 – Leases for further information.
Sylebra Credit Facility
On March 15, 2023, PCT entered into a $150 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent”), which matures on June 30, 2024. The Lenders and their affiliates are greater than 5% beneficial owners of PCT. Refer to Note 3 - Notes Payable and Debt Instruments for further information.
Revenue Bond Waiver
On March 15, 2023, SOPA, the Trustee, PCT, PCTO Holdco LLC (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture), pursuant to which the pledgor pledged certain interests to

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
secure obligations of PCO under various Financing Documents (as defined in the Indenture) relating to the Revenue Bonds) and PCO (collectively, the “Company Parties”) entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the amended and restated Guaranty (as defined in the Indenture), and pursuant to which the majority holders of the Series 2020A Bonds consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement. Refer to Note 3 - Notes Payable and Debt Instruments for further information.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedure
Evaluation of Disclosure Controls and Procedures
PCT’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures in ensuring that the information required to be disclosed in reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, PCT’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K), due to material weaknesses in internal control over financial reporting, as described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principle executive and financial officers have concluded that the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
Currently Reported Material Weaknesses
In connection with the preparation of PCT’s consolidated financial statements for the years ended December 31, 2022, and 2021, certain material weaknesses were identified in PCT’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of PCT’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. Certain of the material weaknesses identified for the year ended December 31, 2021 were remediated during 2022. The unremediated material weaknesses as of December 31, 2022 is described below:
•PCT’s lack of formal processes and controls resulted in an ineffective control environment, which led to an inadequate review of the financial statements and financial reporting; and
•PCT did not design and maintain effective controls over certain information technology (“IT”) controls for certain information systems that are relevant to the preparation of its financial statements, specifically with respect to user access, to ensure appropriate segregation of duties that adequately restrict user access to financial applications, programs, and data to appropriate company personnel.
These material weaknesses could result in a material misstatement of certain of PCT’s accounts or disclosures, which would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. PCT has concluded that these material weaknesses arose because, as a recently public company, it did not have sufficient processes and personnel necessary to design and execute the internal controls required to satisfy the IT requirements of a public company, as well as the financial reporting requirements under the shortened reporting timeframe associated with recently becoming a large-accelerated filer.
Remediation Plans for Currently Reported Material Weaknesses
PCT has commenced measures to remediate the identified material weaknesses, which are described below:
PCT has designed and begun implementing formal controls over certain IT processes (including improved internal and external resources) to aid us in limiting user access, as well as monitoring and reviewing change management over IT systems that are relevant to the financial activities of PCT.
Further, PCT has designed and implemented formal controls for preparation and review of financial statements and disclosures, including more rigorous review and evaluation of disclosure requirements that may be applicable to PCT’s reporting.

PCT will continue to take steps to remediate the material weaknesses described above and further evolve its IT and financial reporting processes, controls, and reviews. PCT will continue to assess its internal controls and procedures and take further action as necessary or appropriate to address any other matters we identify or are brought to PCT’s attention.
PCT believes it is making progress toward achieving the effectiveness of its internal controls and disclosure controls and procedures. The actions that PCT is taking are subject to ongoing senior management review, as well as audit committee oversight. PCT will not be able to conclude whether the steps being taken will fully remediate the material weaknesses in internal control over financial reporting until it has completed its remediation efforts and subsequent evaluation of their effectiveness. PCT may also conclude that additional measures may be required to remediate the material weaknesses identified above, which may necessitate further action.
Remediation of Previously Reported Material Weaknesses
As previously reported in PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, management identified certain material weaknesses in PCT’s internal control over financial reporting, described as follows:
•PCT did not have sufficient, qualified personnel to determine the appropriate accounting treatment for its complex agreements or transactions that required technical accounting analysis;
•PCT’s lack of sufficient personnel also resulted in inadequate segregation of duties in the design and operation of the internal controls over financial reporting and;
•PCT did not design and maintain effective controls surrounding the completeness and cutoff of expenses and payables, such that certain expenses paid by a related entity on behalf of PCT were not appropriately allocated to PCT, and certain transactions were recorded in the period when the invoice was received rather than accrued in the period when the activity took place.
Prior to becoming a public company in March 2021, management began taking steps to identify and implement changes to PCT’s internal controls over financial reporting to remediate the control deficiencies described above that led to the material weaknesses, with continued improvements being introduced throughout 2021 and 2022. These measures include:
•Hiring multiple, qualified accounting personnel to review and determine the appropriate accounting treatment for its complex accounting transactions;
•Hiring multiple personnel and limiting access or reviewing actions pertaining to certain financial transactions so that proper segregation of duties in internal controls over financial reporting is achieved;
•Designing and implementing formal processes and controls, which include proper reviews and documentation of transactions, reconciliations of accounts, and designing and implementing policies and procedures, among other activities;
•Designing and implementing processes, reviews, analytics, and questionnaires involving key employees within the organization to specifically address accuracy, validity, completeness and cutoff of expenses and payables for both normal, recurring transactions and related party transactions; and
•Formalizing training and communication to educate both financial and non-financial employees on the importance of effective internal controls.
These actions resulted in an improved internal control environment that was in place for a sufficient period of time to allow for PCT’s management to conclude, based on evidence obtained in validating the design and implementation of these controls, that these material weaknesses have been fully remediated as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company, including the principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f)

and 15d-15(f) of the Exchange Act, which requires that internal controls are designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company assessed the effectiveness of PCT’s internal control over financial reporting as of December 31, 2022, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of material weaknesses in PCT’s internal control over financial reporting pertaining to the design and operating effectiveness of controls involving certain IT general controls, management has concluded that PCT’s internal control over financial reporting was not effective as of December 31, 2022. These material weaknesses did not result in a material misstatement in the Company’s audited financial statements for the year ended December 31, 2022.
The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. They have also audited PCT’s consolidated financial statements included in this Annual Report on Form 10-K and have issued an unqualified opinion.
Changes in Internal Control over Financial Reporting
PCT is taking actions to remediate the material weaknesses relating to its internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in PCT’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, PCT’s internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

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

4.12	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022)
10.1	PIPE Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 16, 2020)
10.2	Form of Investor Rights Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))
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

10.24	PureCycle Technologies, Inc. Executive Severance Plan, dated May 10, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2021)
10.25
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2021)

10.26
Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Award Agreement for Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2021)

10.27	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement for CFO (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2021)
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

10.30
Separation Agreement, dated December 11, 2021, by and between PureCycle Technologies, Inc. and Michael E. Dee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as amended, filed on December 15, 2021)

10.31	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022)
10.32	Board of Representation Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2022)
10.33
Separation Agreement, dated May 11, 2022, by and between PureCycle Technologies, Inc. and David Brenner (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.34
Separation Agreement, dated August 7, 2022, by and between PureCycle Technologies, Inc. and Michael Otworth (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.35
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Executive Chairman (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.36
Limited Waiver and First Supplemental Indenture, dated as of March 15, 2023, among the Southern Ohio Port Authority, UMB Bank, N.A., as Trustee, PureCycle Technologies, Inc., PCTO Holdco LLC and PureCycle: Ohio LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.37
Revolving Credit Agreement, dated as of March 15, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund, as Lenders and Madison Pacific Trust Limited, as the Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

21.1	Subsidiaries of the Registrant. *
23.1	Consent of Grant Thornton LLP. *
31.1	Rule 13a - 14(a) Certification by Dustin Olson, Chief Executive Officer, for the fiscal year ended December 31, 2022.*

31.2	Rule 13a - 14(a) Certification by Lawrence Somma, Chief Financial Officer, for the fiscal year ended December 31, 2021.*
32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the fiscal year ended December 31, 2021. *
32.2	Section 1350 Certification by Lawrence Somma, Chief Financial Officer, for the fiscal year ended December 31, 2021. *
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
PURECYCLE TECHNOLOGIES INC.
(Registrant)

By: ___/s/ Dustin Olson_________________
Dustin Olson
Chief Executive Officer

Date: March 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dustin Olson	Chief Executive Officer and Director	March 16, 2023
Dustin Olson	(Principal Executive Officer)

/s/ Lawrence Somma	Chief Financial Officer	March 16, 2023
Lawrence Somma	(Principal Financial Officer)

/s/ Melissa Trednick	Corporate Controller	March 16, 2023
Melissa Trednick	(Principal Accounting Officer)

/s/ Dan Coombs	Executive Chairman and Director	March 16, 2023
Dan Coombs

/s/ Tanya Burnell	Director	March 16, 2023
Tanya Burnell

/s/ Dr. John Scott	Director	March 16, 2023
Dr. John Scott

/s/ Jeffrey Fieler	Director	March 16, 2023
Jeffrey Fieler

/s/ Timothy Glockner	Director	March 16, 2023
Timothy Glockner

/s/ Fernando Musa	Director	March 16, 2023
Fernando Musa

/s/ Allen Jacoby	Director	March 16, 2023
Allen Jacoby

/s/ Steven Bouck	Director	March 16, 2023
Steven Bouck