Form 10-Q
period 2023-03-31
PureCycle Technologies, Inc.
filed 2023-05-09
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2023, there were approximately 163,670,396 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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
The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”) entitled “Risk Factors,” those discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:
•    PCT's ability to obtain funding for its operations and future growth and to continue as a going concern;
•    PCT's ability to meet, and to continue to meet, applicable regulatory requirements for the use of PCT’s UPR resin (as defined below) in food grade applications (including in the United States, Europe and other future international locations);
•    PCT's ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the UPR resin and PCT’s facilities (including in the United States, Europe and other future international locations);
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
•    PCT’s ability to complete and commission its first commercial-scale recycling facility in Lawrence County, Ohio (the “Ironton Facility”) in a timely and cost-effective manner;
•    PureCycle’s ability to complete the necessary funding with respect to, and complete the construction of, (i) its first U.S. multi-line facility, located in Augusta, Georgia (the “Augusta Facility”); (ii) its first commercial-scale European plant located in Antwerp, Belgium and (iii) its first commercial-scale Asian plant located in Ulsan, South Korea, in a timely and cost-effective manner;
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

PureCycle Technologies, Inc.
PART I - FINANCIAL INFORMATION — CONTINUED
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
•    the potential impact of climate change on the company, including physical and transition risks, higher regulatory and compliance costs, reputational risks, and availability of capital on attractive terms; and
•    operational risk.

PCT undertakes no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands except per share data)	March 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$38,381	$63,892
Debt securities available for sale	—	98,592
Restricted cash – current	68,028	68,850
Prepaid expenses and other current assets	7,375	4,883
Total current assets	113,784	236,217
Restricted cash – non-current	157,466	94,781
Prepaid expenses and other non-current assets	5,657	5,483
Operating lease right-of-use assets	18,939	19,136
Property, plant and equipment, net	579,585	505,719
TOTAL ASSETS	$875,431	$861,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$22,577	$1,667
Accrued expenses	41,902	35,102
Accrued interest	6,127	1,532
Total current liabilities	70,606	38,301
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Bonds payable	233,778	233,513
Warrant liability	60,718	55,883
Operating lease right-of-use liabilities	16,522	16,620
Other non-current liabilities	1,236	1,136
TOTAL LIABILITIES	$387,860	$350,453

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 163,671 and 163,550 shares issued and outstanding as of March 31, 2023 and December 31, 2022	$164	$164
Additional paid-in capital	755,774	753,885
Accumulated other comprehensive loss	—	(641)
Accumulated deficit	(268,367)	(242,525)
TOTAL STOCKHOLDERS' EQUITY	487,571	510,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$875,431	$861,336
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2023	2022
(in thousands except per share data)
Costs and expenses
Operating costs	$8,493	$4,048
Research and development	393	339
Selling, general and administrative	12,935	14,747
Total operating costs and expenses	21,821	19,134
Interest (income) expense	(1,276)	444
Change in fair value of warrants	4,835	5,835
Other expense	462	19
Total other expense	4,021	6,298
Net loss	$(25,842)	$(25,432)
Loss per share
Basic and diluted	$(0.16)	$(0.19)
Weighted average common shares
Basic and diluted	163,588	133,244

Other comprehensive loss
Unrealized gain (loss) on debt securities available for sale	$641	$(340)
Total comprehensive loss	$(25,201)	$(25,772)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the three months ended March 31, 2023
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Share repurchase	(48)	—	(277)	—	—	(277)
Equity based compensation	169	—	2,166	—	—	2,166
Unrealized gain on available for sale debt securities	—	—	—	641	—	641
Net loss	—	—	—	—	(25,842)	(25,842)
Balance, March 31, 2023	163,671	$164	$755,774	$—	$(268,367)	$487,571

	For the three months ended March 31, 2022
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	$539,423	$(237)	$(157,779)	$381,535
Issuance of common stock	35,714	35	205,261	—	—	$205,296
Share repurchase	(130)	—	(1,049)	—	—	$(1,049)
Equity based compensation	3	—	3,171	—	—	$3,171
Unrealized loss on available for sale debt securities	—	—	—	(340)	—	$(340)
Net loss	—	—	—	—	(25,432)	$(25,432)
Balance, March 31, 2022	163,234	163	746,806	(577)	(183,211)	563,181
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(25,842)	$(25,432)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	2,166	3,171
Fair value change of warrants	4,835	5,835
Depreciation expense	1,294	818
Amortization of debt issuance costs and debt discounts	265	244
(Accretion) amortization of (discount) premium on debt securities	(138)	146
Operating lease amortization expense	926	287
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,148)	(479)
Prepaid expenses and other non-current assets	(174)	11
Accounts payable	1,218	747
Accrued expenses	2,116	(2,503)
Accrued interest	324	324
Operating right-of-use liabilities	(597)	(93)
Net cash used in operating activities	$(14,755)	$(16,924)
Cash flows from investing activities
Construction of plant	(46,632)	(52,177)
Purchase of debt securities, available for sale	—	(98,070)
Sale and maturity of debt securities, available for sale	99,371	45,189
Net cash provided by (used in) investing activities	$52,739	$(105,058)
Cash flows from financing activities
Debt issuance costs	(1,344)	—
Payments to repurchase shares	(277)	(1,049)
Other payments for financing activities	(11)	(10)
Proceeds from issuance of common stock	—	206,071
Proceeds from issuance of warrants	—	43,929
Common stock issuance costs	—	(775)
Net cash (used in) provided by financing activities	$(1,632)	$248,166
Net increase in cash and restricted cash	36,352	126,184
Cash and restricted cash, beginning of period	227,523	263,858
Cash and restricted cash, end of period	$263,875	$390,042
Supplemental disclosure of cash flow information
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$30,809	$13,918
Additions to property, plant, and equipment in accounts payable	$20,509	$329
Additions to property, plant, and equipment in accrued interest	$4,271	$4,271
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
Legacy PCT unitholders will be issued up to 4.0 million additional shares of the Company’s common stock if certain conditions are met (“the Earnout”). The Legacy PCT unitholders will be entitled to 2.0 million shares if after 1 year after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the common stock is greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The Legacy PCT unitholders will be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.
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
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2023. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
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
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying consolidated financial statements, the Company has not yet begun commercial operations and does not have any sources of revenue. The following is a summary of the components of our current liquidity (in thousands):

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$38,381	$63,892
Debt securities available for sale	$—	$98,592
Unrestricted liquidity	$38,381	$162,484
Less: Other Ironton set-aside	$—	$54,560
Available unrestricted liquidity	$38,381	$107,924

Restricted Cash (current and non-current)	$225,494	$163,631

Working capital	$43,178	$197,916
Accumulated deficit	$(268,367)	$(242,525)

	For the three months ended
	March 31, 2023	March 31, 2022
Net loss	$(25,842)	$(25,432)
As of March 31, 2023, PCT had $38.4 million of Available Unrestricted Liquidity. On March 15, 2023, PCT entered into a $150.0 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes and satisfies the financing obligation imposed upon PCT by the Limited Waiver (as defined below) – refer to Note 3 –

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Notes Payable and Debt Instruments for additional information. Also in March 2023, PCT, pursuant to a Limited Waiver agreement with the Revenue Bondholders, agreed to fund additional reserves for capitalized interest of approximately $12.3 million; contribute $25.2 million to a construction project account to pay for additional Ironton facility construction costs and to transfer $50.0 million to a Revenue Bondholder escrow account (previously reflected as Other Ironton set-aside above). Additionally, the Revenue Bondholders agreed to release $13.2 million from the Trustee account for the Revenue Bonds for use as part of the remaining investment in 2023 to complete the Ironton Facility. This resulted in a net transfer of cash from unrestricted to restricted cash of $74.3 million.
As of March 31, 2023, PCT anticipates that the remaining investment to complete the Ironton Facility could range from $26.0 million up to $51.0 million, of which $25.2 million is set aside in restricted cash. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies, which would reduce the remaining 2023 investment to the lower end of the range.

PCT also has other capital commitments of approximately $21.2 million related to long-lead equipment and pre-construction work for the Augusta Facility and $39.9 million for equipment and leases related to future Feed PreP and purification facilities. There are also ongoing monthly costs associated with managing the company and preparing the Ironton Facility to become operational.
PCT believes that its current level of Unrestricted Available Liquidity is not sufficient to fund operations, outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.
In an effort to alleviate these conditions, on May 8, 2023, PureCycle Technologies, Inc. (the “Company) entered into a $40 million term loan facility (the “Term Loan Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) dated as of May 8, 2023, among the Company, as the borrower, PureCycle Technologies Holdings Corp., PureCycle Technologies, LLC and the subsidiaries of the Company as are or may from time to time become parties to the Term Loan Facility as guarantors (the “Guarantors”) and Pure Plastic LLC (as a “Lender,” “Administrative Agent,” and “Security Agent”), which matures on December 31, 2025. Affiliates of the Lender are greater than 5% beneficial owners of the Company. Borrowings under the Term Loan Credit Agreement may be used to repay indebtedness for borrowed money of the Company, to pay fees and expenses associated with the Term Loan Credit Agreement and the other loan documents and for general corporate purposes not in contravention of any law or of any loan document. Refer to Note 16 – Subsequent Events for additional information.
In addition, on May 8, 2023, the Company, through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Lease Agreement (the “Master Lease Agreement”) and Equipment Procurement Agreement (the “Equipment Agreement”) with CSC Leasing Co. (“CSC”). Under the terms of the Equipment Agreement, CSC has agreed to finance, acquire and/or purchase certain equipment (the “Equipment”) from third-party vendors and/or manufacturers (each, a “Vendor”), so that CSC may lease the Equipment to the Company pursuant to the terms and conditions of the Master Lease Agreement. The Company intends to lease assorted equipment in the amount of up to $22.0 million in connection with these agreements. Refer to Note 16 – Subsequent Events for additional information.
After considering managements plans to mitigate these conditions, including the addition of up to $62 million of available unrestricted liquidity provided by through the agreements discussed above, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
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
Restricted Cash
Proceeds from the issuance of revenue bonds are restricted for use in construction of the production facility. Amounts required by the Limited Waiver (refer to Note 3 – Notes Payable and Debt Instruments) were also placed in restricted cash for various future uses. Cash pledged as collateral for leased properties is also deemed restricted and included within this definition. Restricted cash that is expected to be spent or released from restriction within twelve months is classified as current on the consolidated balance sheet. Restricted cash that is expected to be spent or released from restriction after twelve months is classified as non-current on the consolidated balance sheet.
Investments
The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The Company had no investments holdings as of March 31, 2023. All investment holdings as of December 31, 2022 were classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.

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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”), which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The Company adopted the ASU during the first quarter of 2023 using a prospective approach. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
Long-term debt consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Revenue Bonds	$249,550	$249,550
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(15,772)	(16,037)
Bonds payable - long-term	$233,778	$233,513
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Revenue Bonds”) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of PCT, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), to be used to (i) acquire, construct and equip the Ironton Facility (referred to within the Loan Agreement as the “Ohio Phase II Facility” and, together with the FEU (referred to within the Loan Agreement as the “Phase I Facility”), the “Project”); (ii) fund a debt service reserve fund for the Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Revenue Bonds. The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”), each series in the aggregate principal amount, bearing interest and maturing as shown in the table below. The Series 2020A Bonds were issued at a total discount of $5.5 million. The discount is amortized over the term of the Revenue Bonds using the effective interest method. The purchase price of the Revenue Bonds was paid and immediately available to SOPA on October 7, 2020, the date of delivery of the Revenue Bonds to their original purchaser. PureCycle is not a direct obligor on the Revenue Bonds and is not a party to the Loan Agreement or the Indenture pursuant to which the Revenue Bonds have been issued. Legacy PCT has executed a guaranty of completion dated as of October 7, 2020 (“Guaranty”), with respect to the full and complete performance by PCO of PCO’s obligations with respect to construction and completion of the Project, including construction by the Completion Date, free and clear of any liens (other than permitted liens), and the payment of all Project costs incurred prior to completion of the Project, and all claims, liabilities, losses and damages owed by PCO to each counterparty under the Project Documents (as such terms are defined in the Indenture). In addition, pursuant to the Guaranty, PCT LLC is obligated to fund and maintain a liquidity reserve for the Project during the term of the Guaranty in the amount of $50.0 million to be held in an escrow account with U.S. Bank National Association, as escrow agent (“Liquidity Reserve”). Pursuant to the terms of the Loan Agreement PCO executed promissory notes

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
in the principal amounts of each maturity (or interest rate within a maturity), aggregating the principal amount of each series of Revenue Bonds, in favor of SOPA, which were assigned to the Trustee on October 7, 2020.

(in thousands)
Bond Series	Term	Principal Amount	Interest Rate	Maturity Date
2020A	A1	$12,370.00	6.25%	December 1, 2025
2020A	A2	$38,700.00	6.50%	December 1, 2030
2020A	A3	$168,480.00	7.00%	December 1, 2042
2020B	B1	$10,000.00	10.00%	December 1, 2025
2020B	B2	$10,000.00	10.00%	December 1, 2027
2020C	C1	$10,000.00	13.00%	December 1, 2027
The proceeds of the Revenue Bonds and certain equity contributions have been placed in various trust funds and non-interest-bearing accounts established and administered by the Trustee under the Indenture. Before each disbursement of amounts in the Project Fund held by the Trustee under the Indenture, PCO is required to submit to the Trustee a requisition for funds to be disbursed outlining the specified purpose of the disbursement and substantiating the expenditure. In addition, 100% of revenue attributable to the production of the Ironton Facility must be deposited into an operating revenue escrow fund held by U.S. Bank Trust Company, National Association, as escrow agent. Funds in the trust accounts and operating revenue escrow fund will be disbursed by the Trustee when certain conditions are met, and will be used to pay costs and expenditures related to the development and operation of the Ironton Facility, make required interest and principal payments (including sinking fund redemption amounts) and pay any premium, in certain circumstances required under the Indenture, to redeem the Revenue Bonds.
As conditions for closing of the Revenue Bonds, Legacy PCT contributed $60.0 million in equity at closing and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. PureCycle provided the Liquidity Reserve for construction of the Ironton Facility of $50.0 million and deposited that amount upon the Closing of the Business Combination. In addition, PureCycle must maintain $100.0 million of cash on its balance sheet as of January 31, 2022, including the Liquidity Reserve. The Company met these requirements and continues to maintain that cash balance at March 31, 2023.
The Revenue Bonds are recorded within Bonds payable in the condensed consolidated balance sheet. The Company incurred $4.8 million of interest cost during each of the three months ended March 31, 2023 and March 31, 2022, respectively. As the Revenue Bond proceeds are being used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $4.3 million of interest cost during each of the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023 the fair value of the Revenue Bonds was $209.5 million, which was determined using inputs characteristic of a Level 2 fair value measurement. Although the Company has determined the estimated fair value using available market information and commonly accepted valuation methodologies, considerable judgement is required in interpreting the information and in developing the estimated fair value. Therefore, this estimate is not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange.
In connection with its obligations under that certain Security Agreement dated as of October 7, 2020, between PCO, as debtor, and the Trustee, as secured party, entered into when the Revenue Bonds were issued (the “Security Agreement”), PCO must deliver consent and agreements (“Consents”) to the Trustee with respect to each agreement entered into in connection with the Project, each of which agreements is required under the Loan Agreement to be assigned to the Trustee. The forms of the Consents relating to a certain feedstock supply agreement from one supplier of feedstock to the Project (the “Supplier”) and from two purchasers of offtake from the Project (“Offtaker 2” and “Offtaker 3” and together with the Supplier, the “Counterparties”) delivered to the Trustee contained terms inconsistent with the form of the Consent required under the Security Agreement. On May 11, 2021, the Guaranty was amended and restated in an amended and restated guaranty of completion (the “ARG”) executed by PureCycle and delivered to the Trustee, which broadens the purposes for which draws by the Trustee on the Liquidity Reserve may be utilized, extends the period during which the Liquidity Reserve must be maintained, includes conditions that would permit a reduction in the amount of the Liquidity Reserve required to be maintained

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
by PureCycle, and includes conditions precedent to the elimination of the requirement that PureCycle replenish the Liquidity Reserve and to the termination of the ARG and the escrow agreement under which the Liquidity Reserve is held by the escrow agent (the “Escrow Agreement”), upon which termination, the balance of the Liquidity Reserve will be returned to PureCycle. So long as there are any Series 2020A Bonds outstanding under the Indenture, the ARG and the Escrow Agreement will remain in place upon the conditions stated in the ARG. The terms of the ARG are summarized as follows: The Liquidity Reserve shall be maintained in the amount of $50.0 million, subject to replenishment by PureCycle until certain conditions stated in the ARG relating to the following have been met: (i) the completion of construction and acquisition of the Project, (ii) the payment of all Project costs, and (iii) the replacement of the assigned agreements of the Counterparties underlying the Consents which have expired or terminated, with one or more agreements between counterparties and PCO upon terms at least as favorable to PCO as the expired or terminated agreements of the Counterparties, (a) for which a Consent that conforms to the form of Consent required by the Security Agreement is executed by the counterparties and provided to the Trustee, (b) which, in the case of supply of feedstock to the Project, provide in the aggregate for the supply of at least the minimum and maximum volumes of feedstock meeting substantially similar feedstock specifications as the Supplier had committed to supply, and (c) which, in the case of purchase of offtake from the Project, provide in the aggregate for the purchase of the minimum and maximum volumes of offtake from the Project meeting substantially similar specifications as Offtaker 2 and Offtaker 3 had committed to purchase from PCO. When the conditions stated in (i), (ii) and (iii) above have been satisfied but so long as there are Series 2020A Bonds outstanding under the Indenture, the Escrow Agreement shall remain in place but the Liquidity Reserve amount shall be reduced to $25.0 million and PureCycle shall no longer be required to replenish the amount of the reduced Liquidity Reserve if and when disbursements are made therefrom. If the conditions of (i) and (ii) have been met but only a portion of the feedstock and offtake contracted for by the Counterparties, respectively, has been replaced under replacement agreements as aforesaid in (iii) above, then the Liquidity Reserve amount may be reduced only by the applicable proportion of the amounts stated in the ARG which evidence the intent of the parties of the amount of value representing the supply or offtake of the agreements of the Counterparties. When the conditions precedent of (i), (ii), and (iii) have been satisfied and there are no longer any Series 2020A Bonds then outstanding, then PureCycle shall have no obligation to maintain the reduced Liquidity Reserve, the ARG and the Escrow Agreement shall terminate and the balance on deposit in the Liquidity Reserve escrow fund held by the escrow agent shall be returned to PureCycle.
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
On March 15, 2023, PCT LLC, PCTO Holdco LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of PCT LLC (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture), pursuant to which the pledgor pledged certain interests to secure obligations of PCO under various Financing Documents (as defined in the Indenture) relating to the Revenue Bonds) and PCO (collectively, the “Company Parties”) and SOPA and the Trustee entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the ARG, and pursuant to which the majority holders of the Series 2020A Bonds consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement.
Under the terms of the Loan Agreement, PCO was required to cause the Ironton Facility to be completed by December 1, 2022. The Ironton Facility was not completed by that date due to a variety of challenges resulting from, among other things, the COVID-19 outbreak, the ongoing military conflict between Russia and Ukraine, and certain U.S. weather-related events (the “Specified Event of Default”).
Subject to the following conditions, the Specified Event of Default is waived in exchange for PCO’s agreement to meet certain milestones toward completing the Ironton Facility, to deposit additional equity aggregating approximately $87.3 million with the Trustee for various purposes and to make certain other representations and warranties; provided, however, that any failure to comply with the terms of the Limited Waiver shall be an immediate Event of Default under the Indenture and Loan Agreement, which will be deemed to have occurred on January 2, 2023 with respect to any requirements to pay accrued and unpaid interest at the Default Rate (as defined in the Indenture).

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
PCO has agreed to, among other things, achieve the following milestones (together, the “Milestones”): (i) closure by it or its direct or indirect parent entity of a financing transaction by March 31, 2023 that provides at least $150.0 million of working capital which may be used to support the Ironton Facility (which milestone was satisfied by the closing of the Revolving Credit Facility); (ii) mechanical completion of the Ironton Facility by June 30, 2023; (iii) meet certain targeted production and performance targets during 2023; (iv) completion of the Ironton Facility by December 31, 2023; and (v) meet certain Ironton Facility pellet production targets by January 31, 2024 up to the Ironton Facility’s nameplate production capacity of 107 million pounds per year.
The additional approximately $87.3 million of equity deposited with the Trustee is comprised of: (i) a deposit of $50 million in an account controlled by the Trustee; (ii) a deposit of approximately $25 million in the Equity Account of the Project Fund (as such terms are used in the Indenture) to fund remaining construction costs; (iii) an aggregate deposit of approximately $12.3 million into the Capitalized Interest Accounts (as defined in the Indenture) for the Series 2020A Bonds, Series 2020B Bonds and Series 2020C Bonds to pay capitalized interest on the Revenue Bonds through June 30, 2024. The Limited Waiver also requires that the Liquidity Reserve of approximately $50 million remain in the Liquidity Reserve Escrow Fund (as defined in the Indenture) for a period beyond the completion date of the Ironton Facility until certain production requirements have been met, and only thereafter may the balance in that fund be reduced based on certain conditions to $25 million, which must remain therein as long as Series 2020A Bonds remain outstanding. The $50 million deposit described above, along with the $50 million remaining in the Liquidity Reserve Escrow Fund, may satisfy the minimum cash requirement of the ARG of $100 million. The Trustee also released $13.2 million from the Project Fund held under the Indenture for use as part of the remaining investment in 2023 to complete the Ironton Facility in accordance with the Limited Waiver.
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
There were no funds drawn on the Revolving Credit Facility as of March 31, 2023. The up-front commitment fee and other costs of $1.3 million have been recorded in prepaid expenses and other current assets and will be amortized over the term of the contract.
NOTE 4 - STOCKHOLDERS’ EQUITY
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 250.0 million shares of common stock with a par value of $0.001. As of March 31, 2023, and December 31, 2022, 163.67 million and 163.55 million shares are issued and outstanding, respectively.
Preferred Stock
As of March 31, 2023, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
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

As of March 31, 2023, approximately 17.0 million shares of common stock are currently authorized for issuance under the Plan, of which approximately 9.1 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals applicable to the issued Plan awards).
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of restricted stock activity for the three months ended March 31, 2023 and 2022 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2021	2,671	$14.33	3.4
Granted	980	7.24
Vested	(438)	9.86
Forfeited	(22)	17.50
Non-vested at March 31, 2022	3,191	$12.75	3.4

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2022	2,760	$11.92	2.7
Granted	1,075	6.00
Vested	(193)	6.96
Forfeited	(34)	16.45
Non-vested at March 31, 2023	3,608	$10.34	2.9
Equity-based compensation cost is recorded within the selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss, and totaled approximately $2.4 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.
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
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31, 2023	March 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	77.3%	—%
Risk-free rate of return	3.5%	—%
Expected option term (years)	6.5	0
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
A summary of stock option activity for the three months ended March 31, 2023 and 2022 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	613	$28.90	6.2
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, March 31, 2022	613	$28.90	4.8

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2022	613	$28.90	4.0
Granted	459	5.72	10.0
Exercised	—	—	—
Forfeited	—	—	—
Balance, March 31, 2023	1,072	$18.98	6.4
Exercisable	613
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss and was not material for the three months ended March 31, 2023 and 2022. The weighted average grant-date fair values of options granted during the three months ended March 31, 2023 and 2022 were $4.07 and $0, respectively. There were no stock options exercised during 2023 or 2022.
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
The Company issued 0.4 million and 0.9 million PSUs for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, the performance-based provision has not been achieved for any of the outstanding performance-based awards.
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
A summary of the PSU activity for the three months ended March 31, 2023 and 2022 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Exercise Price	Weighted average remaining recognition period
Balance, December 31, 2021	424	$18.65	2.0
Granted	853	7.24
Vested	—	—
Forfeited	(14)	19.33
Balance, March 31, 2022	1,263	$10.93	2.3

	Number of PSUs	Weighted Average Exercise Price	Weighted average remaining recognition period
Balance, December 31, 2022	1,060	$10.87	1.7
Granted	357	6.00
Vested	—	—
Forfeited	(4)	7.24
Balance, March 31, 2023	1,413	$9.64	1.9
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss, and was not material for the three months ended March 31, 2023 and 2022.

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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of the RTI warrant activity for the three months ended March 31, 2023 and 2022 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	971	$5.56	$0.03	3.0
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2022	971	$5.56	$0.03	2.8
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2022	971	$5.56	$0.03	2.0
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2023	971	$5.56	$0.03	1.8
Exercisable	971
The Company recognized $0.1 million and $1.3 million of benefit for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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
There were approximately 5.7 million Public Warrants and 0.2 million Private Placement Warrants outstanding at March 31, 2023 and 2022. The Company recognized $0.1 million of expense and $0.2 million of benefit related to the Private Warrants for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 12 - Fair Value of Financial Instruments for further information.
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

As of March 31, 2023, there were approximately 17.9 million Series A Warrants outstanding. The Company recognized $4.8 million and $7.3 million of expense related to the Series A Warrants for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
NOTE 7 – RELATED PARTY TRANSACTIONS
Sylebra Credit Facility
On March 15, 2023, PCT entered into the Revolving Credit Facility pursuant to the Revolving Credit Agreement with the Guarantors, Lenders, and the Administrative Agent, which matures on June 30, 2024. The Lenders and their affiliates are greater than 5% beneficial owners of PCT. Refer to Note 3 - Notes Payable and Debt Instruments for further information.
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
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(25,842)	$(25,432)
Denominator:		—
Weighted average common shares outstanding, basic and diluted	163,588	133,244
Net loss per share attributable to common stockholder, basic and diluted	$(0.16)	$(0.19)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. As of March 31, 2023 and 2022, the Company had outstanding instruments of approximately 24.7 million and 24.7 million vested but not exercised warrants, 0.6 million and 0.6 million vested but not exercised stock options, 3.5 million and 2.9 million non-vested restricted stock units, 1.4 million and 1.3 million non-vested performance stock units, and 4.0 million and 4.0 million contingently-issuable shares related to the Earnout which could be dilutive to the calculation in the future, respectively.
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of March 31, 2023
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,534	$1,106	$11,428
Machinery and equipment	33,132	7,681	25,451
Leasehold Improvements	2,957	961	1,996
Fixtures and Furnishings	628	105	523
Land improvements	150	25	125
Land	1,150	—	1,150
Construction in process	538,912	—	538,912
Total property, plant and equipment	$589,463	$9,878	$579,585

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
Depreciation expense is recorded within operating costs in the condensed consolidated statements of comprehensive loss and amounted to $1.3 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
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
Effective April 1, 2023, the Company and P&G executed a Second Side Letter, dated March 27, 2023, amending the date by which commercial sales must be maintained at 70% of nameplate capacity under Section 4.4 of the License Agreement from April 15, 2023 to December 31, 2024.
As of March 31, 2023 and December 31, 2022, the Company is in Phase 3 of the License Agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the condensed consolidated balance sheets.
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
Strategic Alliance Agreement
On December 13, 2018, Legacy PCT entered into a strategic alliance agreement with Nestle Ltd. (“Nestle”), which expires on December 31, 2023. Upon execution of the agreement, Nestle committed to provide $1.0 million to fund further research and development efforts. The funding provided by Nestle may be convertible, in whole or in part, into a prepaid product purchase arrangement at Nestle’s option, upon the time of product delivery beginning in 2022. Additionally, because the research and development efforts were not successful as of December 31, 2020, up to 50% of the funding may be convertible into a 5-year term loan obligation, payable to Nestle at an interest rate equivalent to the U.S. prime rate. As of the issuance of these statements, Nestle has not elected to convert any funding into a term loan.

PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
NOTE 11 - INCOME TAXES
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended March 31, 2023 and 2022, the Company has reported tax expense of $0 and $0, respectively.
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
Assets and liabilities measured and recorded at Fair Value on a recurring basis
As of March 31, 2023 and December 31, 2022, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$—	$—	$—	$51,250	$—	$—	$51,250
Restricted cash equivalents - current	68,028	—	—	68,028	68,850	—	—	68,850
Restricted cash equivalents - noncurrent	157,466	—	—	157,466	94,781	—	—	94,781
Investments:
Commercial paper, available for sale	—	—	—	—	—	32,756	—	32,756
Corporate Bonds, available for sale	—	—	—	—	—	58,442	—	58,442
Municipal bonds, available for sale	—	—	—	—	—	7,394	—	7,394
Total investments	—	—	—	—	—	98,592	—	98,592

Liabilities
Warrant liability:
RTI warrants	$—	$—	$3,612	$3,612	$—	$—	$3,670	$3,670
Private warrants	—	—	856	856	—	—	784	784
Series A warrants	—	56,250	—	56,250	—	51,429	—	51,429
Total warrant liability	$—	$56,250	$4,468	$60,718	$—	$51,429	$4,454	$55,883
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	March 31, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	115.2%	105.1%
Risk-free rate of return	3.8%	4.2%
Expected option term (years)	3.0	3.2
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The aggregate values of the private warrants were $0.9 million and $0.8 million on March 31, 2023 and December 31, 2022, respectively.
A summary of the private warrants activity from December 31, 2022 to March 31, 2023 is as follows:

Fair value (Level 3)
Balance at December 31, 2022	$784
Change in fair value	72
Balance at March 31, 2023	$856
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
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

	March 31, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	94.6%	99.7%
Risk-free rate of return	4.2%	4.4%
Expected option term (years)	1.8	2.0
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For March 31, 2023, the expected volatility was calculated based on the specific volatility of PCT’s publicly-traded common stock. For December 31, 2022, the expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree model calculation.
The Company has an option to repurchase the Warrants at any time. The maximum fair value of the Warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.
Changes in Level 3 liabilities measured at fair value from December 31, 2022 to March 31, 2023 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2022	$3,670
Change in fair value	(58)
Balance at March 31, 2023	$3,612
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
NOTE 13 - AVAILABLE-FOR-SALE INVESTMENTS
The Company classifies its investments in debt securities as available-for-sale. Debt securities have been historically comprised of highly liquid investments with minimum “A” rated securities. As of March 31, 2023, the Company does not hold any available-for-sale debt securities. The debt securities have historically been reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 12 – Fair Value of Financial Instruments for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s available-for-sale investments by major security type as of March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023
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
The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$92,253	$91,669
Due after one year through five years	—	—	6,981	6,923
Total	$—	$—	$99,234	$98,592

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2023 and 2022, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Financial Assurance
On March 14, 2023, PCT secured a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). PCT may issue additional surety bonds in the future to provide financial assurance regarding performance under contracts with other parties.
These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because PCT currently has no liability for these financial assurance instruments, they are not reflected in its consolidated balance sheets.
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of March 31, 2023.
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
NOTE 15 - LEASES
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
NOTE 16 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended March 31, 2023, management has evaluated events through May 9, 2023 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:
Mechanical Completion of the Ironton Facility
On April 25, 2023, the Company announced that it has reached mechanical completion of its first polypropylene purification plant in Ironton, Ohio, and submitted documentation to Leidos Engineering, LLC, the site’s independent construction monitor, for formal certification of completion.
On May 1, 2023, the Company announced the independent construction monitor issued its certification on April 28, 2023, confirming mechanical completion of the Ironton Facility.
The Pure Plastic Term Loan Facility
On May 8, 2023, the Company entered into a $40 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025. Affiliates of the Lender are greater than 5% beneficial owners of the Company.
Borrowings under the Term Loan Credit Agreement may be used to repay indebtedness for borrowed money of the Company, to pay fees and expenses associated with the Term Loan Credit Agreement and the other loan documents and for general corporate purposes not in contravention of any law or of any loan document.
The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender has committed to fund the term loans on any business day from the closing date until June 8, 2023, subject to certain limited conditions precedent (such date of funding, the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5%. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings.
The Term Loan Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Term Loan Credit Agreement include, among others: (a) non-payment of principal, interest, fees or other amounts; (b) default of specific covenants; (c) breach of representations and warranties; (d) cross-defaults to other indebtedness in an amount greater than $1 million, subject to certain exceptions; (e) bankruptcy and insolvency proceedings; (f) inability to pay debts or attachment; (g) judgments; and (h) change of control. Upon the occurrence of an event of default, the Administrative Agent shall, at the request of, or may, with the consent of, the Required Lenders (as defined in the Term Loan Credit Agreement) accelerate all loans and exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Term Loan Credit Agreement and the other loan documents.
Amounts outstanding under the Term Loan Credit Agreement are guaranteed by the Guarantors, and are secured by a security interest in substantially all of the assets of the Company. Subject to certain limited exceptions, any majority-owned direct or indirect subsidiaries of the Company formed after the closing date of the Term Loan Facility will also be required to guaranty the obligations under the Term Loan Credit Agreement and grant security interests in substantially all of their respective assets.
Equipment Procurement Agreement
On May 8, 2023, the Company, through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into the Master Lease Agreement with CSC. Pursuant to the Master Lease Agreement, the Company and CSC agreed to enter into schedules that establish the specific terms and conditions of leasing certain equipment, machines, devices, features and any other items listed in each equipment lease schedule. The Master Lease Agreement commenced on the date set forth above and continues in effect until the later time that it is terminated, either by CSC at the end of any lease term, or by the Company upon three months written notice prior to the expiration of a lease term.
Also on May 8, 2023, the Company, also through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into the Equipment Agreement with CSC. Under the terms of the Equipment Agreement, CSC has agreed to finance, acquire and/or purchase the Equipment from third-party vendors and/or manufacturers (each, a Vendor), so that CSC may lease the Equipment to the Company pursuant to the terms and conditions of the Master Lease Agreement. Prior to entering into formal lease schedules under the Master Lease Agreement, the Company will lease from CSC certain Equipment pursuant to the terms of the Equipment Agreement.
In connection with the above, the Company intends to lease assorted equipment in an amount of up to $22.0 million, with the final terms and conditions to be established pursuant to a lease schedule.
Amendment to Sylebra Credit Agreement
On May 8, 2023, the Company entered into the First Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Sylebra Amendment”) in connection with the Company’s $150 million revolving credit facility governed by the Credit Agreement (the “Revolving Credit Agreement”). The Sylebra Amendment, among other things: (i) permits the Company’s entry into the Term Loan Facility, (ii) provides for a new basket under the Revolving Credit Agreement’s indebtedness negative covenant allowing for offerings of unsecured convertible promissory notes of up to $200,000,000, (iii) provides for new baskets under the Revolving Credit Agreement’s indebtedness and lien negative covenants of up to $90,000,000 in additional equipment financings and (iv) exempts the proceeds of any such convertible notes offerings from the requirement for mandatory prepayments under the Revolving Credit Agreement.

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
The Ironton Facility
PCT expects to commence commissioning activities at its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), in the second quarter of 2023, which is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019. Full Ironton Facility production capacity is expected to be achieved later in 2023. PCT has secured and contracted all the feedstock and product offtake for this initial plant. The Ironton Facility’s original budget was $242.1 million and was expected to be entirely financed through the $250 million Revenue Bond offering.
As of March 31, 2023, PCT anticipates that the remaining investment to complete the project could range from $26.0 million up to $51.0 million, of which $25.2 million is included in restricted cash and can be used to fund the remaining investment. This puts the higher-end of the project investment at approximately $361.0 million. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies, which would reduce the remaining 2023 investment to the lower end of the range.
During the Ironton Facility’s construction phase, the Company incurred certain expenses that were not included in the original core project scope finalized in late 2020. The changes and additions to the original scope included investments to enhance safety, operational reliability, purification flexibility in processing different types of feedstocks, and digital automation. We believe these changes will enable the facility to (i) process higher levels of solids and contaminants, (ii) be “Born Digital,” and (iii) include enhanced safety measures. More specifically, the additional costs are a result of, among other things, the purchase of additional purification equipment; IT infrastructure, hardware, and software; as well as inflation and supply chain issues caused by COVID-19.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The Augusta Facility
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority (“AEDA”) to build its first U.S. facility with multiple lines for both Feed PreP and purification (“multi-line facility”) in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to eventually include up to eight production lines, which are expected to collectively have UPR resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of PCT’s UPR resin. PureCycle has allocated 40% of the Augusta Facility output to existing customers and expects that additional offtake agreements will close throughout 2023.
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
PreP Facilities
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT experienced new challenges obtaining the necessary water and sewer permits to construct its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourses to obtain these permits, as well as potential legal remedies with regard to its obligations for the remaining 9 years of its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in Central Florida. Also, on August 24, 2022, PCT signed a lease for a future PreP facility in Denver, Pennsylvania, which is expected to be operational by the end of 2023, provided we obtain the financing necessary for operational readiness. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process plastic bales between no. 1 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.

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
Future Expansion
On October 20, 2022, the Company executed a Joint Venture Agreement with SK geo centric Co., Ltd., to develop a UPR purification facility in Ulsan, South Korea. The parties will each hold an equal stake in the joint venture with completion of construction activities currently expected in 2025, pending necessary financing. On January 17, 2023, the Company announced its first European purification facility will be located in Antwerp, Belgium. The Company is also planning to expand its production capabilities into Asia through negotiation of joint ventures with Mitsui & Co. Ltd. in Japan for in-country production and sales.
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
Results of Operations
Comparison of three month periods ended March 31, 2023 and 2022
The following table summarizes our operating results for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except %)	2023	2022	$ Change	% Change
Costs and expenses
Operating costs	$8,493	$4,048	$4,445	110%
Research and development	393	339	54	16%
Selling, general and administrative	12,935	14,747	(1,812)	(12)%
Total operating costs and expenses	21,821	19,134	2,687	14%
Interest (income) expense	(1,276)	444	(1,720)	(387)%
Change in fair value of warrants	4,835	5,835	(1,000)	(17)%
Other expense	462	19	443	2332%
Net loss	$25,842	$25,432	$410	2%
Operating costs
The increase for the three month period was primarily attributable to higher employee costs of $3.2 million due primarily to increased headcount at the Ironton Facility, higher rent for operating facilities of $0.5 million, higher depreciation expense of $0.5 million, and $0.2 million of other net increases.
Research and development expenses
Research and development expenses did not significantly change period over period.
Selling, general and administrative expenses
The decrease for the three month period was attributable to $1.1 million lower equity compensation expense due primarily to accelerated vesting on awards related to a departing executive in the first quarter of 2022 that was not repeated in 2023, as well as $0.8 million lower bonus expense due to favorable true-up recorded in the first quarter of 2023 related to payout of the 2022 accrual, offset by $0.1 million other net increases.
Interest (income) expense
The change for the three month period was primarily attributable to higher interest income earned on available for sale debt securities and money market accounts due to rising interest rates.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Change in fair value of warrants
The decreased expense for the three month period was attributable to a $4.8 million increase in fair value of the Company’s liability-classified warrants in the first quarter of 2023 compared to a $5.8 million increase in value during the first quarter of 2022.
Liquidity and Capital Resources
To date, we have not generated any operating revenue. We expect to begin to generate revenue in 2023 from our commercial plant in Ironton. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing. Additionally, in March of 2022, we consummated an offering pursuant to which we sold to certain investors, in a private placement, an aggregate of 35.7 million shares of our common stock and warrants to purchase an aggregate of 17.9 million shares of our common stock (the “Series A Warrants”), at a price of $7.00 per Common Stock and one-half of one Series A Warrants, for gross proceeds of approximately $250.0 million (the “2022 PIPE Offering”). We incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering. Also, on March 15, 2023, we entered into the Revolving Credit Facility (as defined and described below).
The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. The Restricted Cash is restricted in terms of use primarily based on the Loan Agreement and requires PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), to use the proceeds of the Revenue Bonds exclusively to construct and equip the Ironton Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds. Further, we placed funds in an escrow account to support certain initial construction commitments for the Augusta Facility. These funds are recorded in Restricted Cash below.

(in millions)	March 31, 2023	December 31, 2022
Cash	$38.4	$63.9
Debt Securities Available for Sale	—	98.6
Unrestricted Liquidity	$38.4	$162.5
Less: Other Ironton Set-aside	—	54.6
Available Unrestricted Liquidity	$38.4	$107.9

Ironton Facility Construction	$25.2	$13.2
Liquidity Reserve	100.9	50.0
Capitalized Interest and Debt Reserve	50.2	38.0
Other Required Reserves Ironton	23.5	21.2
Augusta Construction Escrow	24.4	39.4
Letters of Credit and Other Collateral	1.3	1.3
Restricted Cash (current and non-current)	$225.5	$163.1

Bonds and Notes Payable	$233.8	$233.5
Add: Discount and Issuance Costs	15.8	16.1
Gross Bonds and Notes Payable	$249.6	$249.6
As of March 31, 2023, PCT had $38.4 million of Available Unrestricted Liquidity. On March 15, 2023, PCT entered into a $150.0 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes and satisfies the financing obligation imposed upon PCT by the Limited Waiver – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q for additional information. Also in March 2023, PCT, pursuant to a Limited Waiver agreement with the

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Revenue Bondholders, agreed to fund additional reserves for capitalized interest of approximately $12.3 million; contribute $25.2 million to a construction project account to pay for additional Ironton facility construction costs and to transfer $50.0 million to a Revenue Bondholder escrow account (previously reflected as Other Ironton set-aside above). Additionally, the Revenue Bondholders agreed to release $13.2 million from the Trustee account for the Revenue Bonds for use as part of the remaining investment in 2023 to complete the Ironton Facility. This resulted in a net transfer of cash from unrestricted to restricted cash of $74.3 million.
As of March 31, 2023, PCT anticipates that the remaining investment to complete the Ironton Facility could range from $26.0 million to $51.0 million, of which $25.2 million is set aside in restricted cash as shown above. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies, which would reduce the remaining 2023 investment to the lower end of the range.
PCT also has other capital commitments of approximately $21.2 million related to long-lead equipment and pre-construction work for the Augusta Facility and $39.9 million for equipment and leases related to future Feed PreP and purification facilities. There are also ongoing monthly costs associated with managing the company and preparing for the Ironton Facility to become operational.
PCT believes that its current level of Unrestricted Available Liquidity is not sufficient to fund operations, outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.
In an effort to alleviate these conditions, on May 8, 2023, PureCycle Technologies, Inc. (the “Company) entered into a $40 million term loan facility (the “Term Loan Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) dated as of May 8, 2023, among the Company, as the borrower, PureCycle Technologies Holdings Corp., PureCycle Technologies, LLC and the subsidiaries of the Company as are or may from time to time become parties to the Term Loan Facility as guarantors (the “Guarantors”) and Pure Plastic LLC (as a “Lender,” “Administrative Agent,” and “Security Agent”), which matures on December 31, 2025. Affiliates of the Lender are greater than 5% beneficial owners of the Company. Borrowings under the Term Loan Credit Agreement may be used to repay indebtedness for borrowed money of the Company, to pay fees and expenses associated with the Term Loan Credit Agreement and the other loan documents and for general corporate purposes not in contravention of any law or of any loan document. Refer to Note 16 (“Subsequent Events”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q for additional information.
In addition, on May 8, 2023, the Company, through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Lease Agreement (the “Master Lease Agreement”) and Equipment Procurement Agreement (the “Equipment Agreement”) with CSC Leasing Co. (“CSC”). Under the terms of the Equipment Agreement, CSC has agreed to finance, acquire and/or purchase certain equipment (the “Equipment”) from third-party vendors and/or manufacturers (each, a “Vendor”), so that CSC may lease the Equipment to the Company pursuant to the terms and conditions of the Master Lease Agreement. The Company intends to lease assorted equipment in the amount of up to $22.0 million in connection with these agreements. Refer to Note 16 (“Subsequent Events”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q for additional information.
After considering managements plans to mitigate these conditions, including the addition of up to $62 million of available unrestricted liquidity provided by through the agreements discussed above, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
PCT’s future capital requirements will depend on many factors, including actual construction costs for the Ironton Facility, the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a pre-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with its Available Unrestricted Liquidity balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
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
Other than the surety bond discussed in the Financial Assurance section below, PCT has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. PCT does not have any off-balance sheet arrangements or interests in variable interest entities that would require consolidation. Note that while certain legally binding offtake arrangements have been entered into with customers, these arrangements are not unconditional and definite agreements subject only to customer closing conditions, and do not qualify as off-balance sheet arrangements required for disclosure.
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except %)	2023	2022	$ Change	% Change
Net cash used in operating activities	$(14,755)	$(16,924)	$2,169	(13)%
Net cash provided by (used in) investing activities	52,739	(105,058)	157,797	(150)%
Net cash (used in) provided by financing activities	(1,632)	248,166	(249,798)	(101)%
Cash and cash equivalents, beginning of period	227,523	263,858	(36,335)	(14)%
Cash and cash equivalents, end of period	$263,875	$390,042	$(126,167)	(32)%
Cash Flows from Operating Activities
The $2.0 million decrease in net cash used in operating activities for the three months ending March 31, 2023 compared to the same period in 2022 was attributable to lower cash payments for employee costs of approximately $3.5 million which was primarily related to deferral of 2022 bonus payout, as well as $0.4 million other net increases, offset by approximately $1.7 million higher cash paid for raw materials and maintenance inventory as the Company prepares for commercial operations to commence at the Ironton Facility.
Cash Flows from Investing Activities
The $158.0 million increase in cash provided by investing activities for the three months ending March 31, 2023 compared to the same period in 2022 was attributable to $98.1 million lower investment purchases, $54.2 million higher maturities and sales of investments, and $5.5 lower capital expenditure payments.
Cash Flows from Financing Activities
The $249.8 million decrease in net cash provided by financing activities for the three months ending March 31, 2023 compared to the same period in 2022 was primarily attributable to proceeds from the 2022 PIPE Offering which was not repeated in 2023.
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
On March 15, 2023, PCT LLC, PCTO Holdco LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of PCT LLC, (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture), pursuant to which the pledgor pledged certain interests to secure obligations of PCO under various Financing Documents (as defined in the Indenture) relating to the Revenue Bonds) and PCO (collectively, the “Company Parties”) and SOPA and the Trustee entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the ARG, and pursuant to which the majority holders of the Series 2020A Bonds consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement.
Under the terms of the Loan Agreement, PCO was required to cause the Ironton Facility to be completed by December 1, 2022. The Ironton Facility was not completed by that date due to a variety of challenges resulting from, among other things, the COVID-19 outbreak, the ongoing military conflict between Russia and Ukraine, and certain U.S. weather-related events (the “Specified Event of Default”).
Subject to the following conditions, the Specified Event of Default is waived in exchange for PCO’s agreement to meet certain milestones toward completing the Ironton Facility, to deposit additional equity aggregating approximately $87.3 million with the Trustee for various purposes and to make certain other representations and warranties; provided, however, that any failure to comply with the terms of the Limited Waiver shall be an immediate Event of Default under the Indenture and Loan Agreement, which will be deemed to have occurred on January 2, 2023 with respect to any requirements to pay accrued and unpaid interest at the Default Rate (as defined in the Indenture).
PCO has agreed to, among other things, achieve the following milestones (together, the “Milestones”): (i) closure by it or its direct or indirect parent entity of a financing transaction by March 31, 2023 that provides at least $150.0 million of working capital which may be used to support the Ironton Facility (which milestone was satisfied by the closing of the Revolving Credit Facility); (ii) mechanical completion of the Ironton Facility by June 30, 2023; (iii) meet certain targeted production and performance targets during 2023; (iv) completion of the Ironton Facility by December 31, 2023; and (v) meet certain Ironton Facility pellet production targets by January 31, 2024 up to the Ironton Facility’s nameplate production capacity of 107 million pounds per year.
The additional approximately $87.3 million of equity deposited with the Trustee is comprised of: (i) a deposit of $50 million in an account controlled by the Trustee; (ii) a deposit of approximately $25 million in the Equity Account of the Project Fund (as such terms are used in the Indenture) to fund remaining construction costs; (iii) an aggregate deposit of approximately $12.3 million into the Capitalized Interest Accounts (as defined in the Indenture) for the Series 2020A Bonds, Series 2020B Bonds and Series 2020C Bonds to pay capitalized interest on the Revenue Bonds through June 30, 2024. The Limited Waiver also requires that the Liquidity Reserve of approximately $50 million remain in the Liquidity Reserve Escrow Fund (as defined in the Indenture) for a period beyond the completion date of the Ironton Facility until certain production requirements have been met, and only thereafter may the balance in that fund be reduced based on certain conditions to $25 million, which must remain therein as long as Series 2020A Bonds remain outstanding. The $50 million deposit described above, along with the $50 million remaining in the Liquidity Reserve Escrow Fund, may satisfy the minimum cash requirement of the ARG of $100 million. The Trustee also released $13.2 million from the Project Fund held under the Indenture for use as part of the remaining investment in 2023 to complete the Ironton Facility in accordance with the Limited Waiver.

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
There were no funds drawn on the Revolving Credit Facility as of March 31, 2023.
The Pure Plastic Term Loan Facility
On May 8, 2023, PureCycle Technologies, Inc. (the “Company) entered into a $40 million term loan facility (the “Term Loan Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) dated as of May 8, 2023, among the Company, as the borrower, PureCycle Technologies Holdings Corp., PureCycle Technologies, LLC and the subsidiaries of the Company as are or may from time to time become parties to the Term Loan Facility as guarantors (the “Guarantors”) and Pure Plastic LLC (as a “Lender,” “Administrative Agent,” and “Security Agent”), which matures on December 31, 2025. Affiliates of the Lender are greater than 5% beneficial owners of the Company.
Borrowings under the Term Loan Credit Agreement may be used to repay indebtedness for borrowed money of the Company, to pay fees and expenses associated with the Term Loan Credit Agreement and the other loan documents and for general corporate purposes not in contravention of any law or of any loan document.
The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender has committed to fund the term loans on any business day from the closing date until June 8, 2023, subject to certain limited conditions precedent (such date of funding, the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
effect for such period plus an applicable margin. The applicable margin is equal to 7.5%. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings.
The Term Loan Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Term Loan Credit Agreement include, among others: (a) non-payment of principal, interest, fees or other amounts; (b) default of specific covenants; (c) breach of representations and warranties; (d) cross-defaults to other indebtedness in an amount greater than $1 million, subject to certain exceptions; (e) bankruptcy and insolvency proceedings; (f) inability to pay debts or attachment; (g) judgments; and (h) change of control. Upon the occurrence of an event of default, the Administrative Agent shall, at the request of, or may, with the consent of, the Required Lenders (as defined in the Term Loan Credit Agreement) accelerate all loans and exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Term Loan Credit Agreement and the other loan documents.
Amounts outstanding under the Term Loan Credit Agreement are guaranteed by the Guarantors, and are secured by a security interest in substantially all of the assets of the Company. Subject to certain limited exceptions, any majority-owned direct or indirect subsidiaries of the Company formed after the closing date of the Term Loan Facility will also be required to guaranty the obligations under the Term Loan Credit Agreement and grant security interests in substantially all of their respective assets.
Amendment to Sylebra Credit Agreement
On May 8, 2023, the Company entered into the First Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Sylebra Amendment”) in connection with the Company’s $150 million revolving credit facility governed by the Credit Agreement (the “Revolving Credit Agreement”). The Sylebra Amendment, among other things: (i) permits the Company’s entry into the Term Loan Facility, (ii) provides for a new basket under the Revolving Credit Agreement’s indebtedness negative covenant allowing for offerings of unsecured convertible promissory notes of up to $200,000,000, (iii) provides for new baskets under the Revolving Credit Agreement’s indebtedness and lien negative covenants of up to $90,000,000 in additional equipment financings and (iv) exempts the proceeds of any such convertible notes offerings from the requirement for mandatory prepayments under the Revolving Credit Agreement.
Financial Assurance
On March 14, 2023, PCT secured a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). PCT may issue additional surety bonds in the future to provide financial assurance regarding performance under contracts with other parties.
These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because PCT currently has no liability for these financial assurance instruments, they are not reflected in its consolidated balance sheets.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

PureCycle Technologies, Inc.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks as of March 31, 2023 does not differ materially from that included in our most recent Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
PCT’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures in ensuring that the information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, PCT’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of March 31, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q), due to material weaknesses in internal control over financial reporting, as further described in our Annual Report on Form 10-K and summarized below:
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
Remediation Plans
PCT has commenced measures to remediate the identified material weaknesses. These measures include:
•PCT has designed and begun implementing formal controls over certain IT processes (including improved internal and external resources) to aid us in limiting user access, as well as monitoring and reviewing change management over IT systems that are relevant to the financial activities of PCT.
•Further, PCT has designed and implemented formal controls for preparation and review of financial statements and disclosures, including more rigorous review and evaluation of disclosure requirements that may be applicable to PCT’s reporting.
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
Changes in Internal Control over Financial Reporting
PCT is taking actions to remediate the material weaknesses relating to its internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in PCT’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, PCT’s internal control over financial reporting.

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 14 (“Commitments and Contingencies”) to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.
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
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our most recent Annual Report on Form 10-K in response to Part 1, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the first quarter of 2023:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	885	$6.53	—	$—
February 1 to February 28	885	8.39	—	—
March 1 to March 31	46,032	5.62	—	—
Total	47,802	$5.69	—	$—
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

10.2
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

10.3	Second Side Letter, dated March 27, 2023, by and between PureCycle Technologies, LLC and The Procter & Gamble Company*

10.4
Credit Agreement, dated as of May 8, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

10.5
First Amendment to Credit Agreement, Dated as of May 8, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended March 31, 2023*

31.2	Rule 13a – 14(a) Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended March 31, 2023*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended March 31, 2023

32.2	Section 1350 Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended March 31, 2023*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Unaudited Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2023 and 2022.

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION — CONTINUED

(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three Months Ended March 31, 2023 and 2022.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022.
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

PURECYCLE TECHNOLOGIES INC.
(Registrant)
By: ___/s/ Dustin Olson___________________
Dustin Olson
Chief Executive Officer
(Principal Executive Officer)

By: ___/s/ Lawrence Somma_______________
Lawrence Somma
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2023