Form 10-Q
period 2023-06-30
PureCycle Technologies, Inc.
filed 2023-08-08
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 001-40234

PureCycle Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2293091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were approximately 163,991,927 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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
The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”) entitled “Risk Factors,” those discussed and identified in other public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:
•    PCT's ability to obtain funding for its operations and future growth and to continue as a going concern;
•    PCT's ability to meet, and to continue to meet, applicable regulatory requirements for the use of PCT’s UPR resin (as defined below) in food grade applications (including in the United States, Europe, Asia and other future international locations);
•    PCT's ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the UPR resin and PCT’s facilities (including in the United States, Europe, Asia and other future international locations);
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
•    The ability of PCT’s first commercial-scale recycling facility in Lawrence County, Ohio (the “Ironton Facility”) to be appropriately certified by Leidos (as defined below), following certain performance and other tests, and commence full-scale commercial operations in a timely and cost-effective manner;
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

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands)	June 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$28,885	$63,892
Debt securities available for sale	—	98,592
Restricted cash – current	36,098	68,850
Prepaid expenses and other current assets	10,867	4,883
Total current assets	75,850	236,217
Restricted cash – non-current	151,345	94,781
Prepaid expenses and other non-current assets	7,108	5,483
Operating lease right-of-use assets	29,891	19,136
Property, plant and equipment, net	628,818	505,719
TOTAL ASSETS	$893,012	$861,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,861	$1,667
Accrued expenses	35,323	35,102
Current portion of long-term debt	6,426	—
Accrued interest	1,746	1,532
Total current liabilities	54,356	38,301
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	247,370	233,513
Related party note payable	36,443	—
Warrant liability	87,031	55,883
Operating lease right-of-use liabilities	27,371	16,620
Other non-current liabilities	1,221	1,136
TOTAL LIABILITIES	$458,792	$350,453

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 450,000 shares authorized; 163,796 and 163,550 shares issued and outstanding as of June 30, 2023 and December 31, 2022	$164	$164
Additional paid-in capital	758,999	753,885
Accumulated other comprehensive loss	—	(641)
Accumulated deficit	(324,943)	(242,525)
TOTAL STOCKHOLDERS' EQUITY	434,220	510,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$893,012	$861,336
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(in thousands except per share data)
Costs and expenses
Operating costs	$14,023	$6,449	$22,516	$10,497
Research and development	160	250	553	589
Selling, general and administrative	13,618	12,954	26,553	27,701
Total operating costs and expenses	27,801	19,653	49,622	38,787
Interest expense (income), net	2,449	(176)	1,173	268
Change in fair value of warrants	26,313	(4,495)	31,148	1,340
Other expense	13	22	475	41
Total other expense	28,775	(4,649)	32,796	1,649
Net loss	$(56,576)	$(15,004)	$(82,418)	$(40,436)
Loss per share
Basic and diluted	$(0.35)	$(0.09)	$(0.50)	$(0.27)
Weighted average common shares
Basic and diluted	163,739	163,249	163,664	148,413

Other comprehensive loss
Unrealized (loss) gain on debt securities available for sale	$—	(460)	641	(800)
Total comprehensive loss	$(56,576)	$(15,464)	$(81,777)	$(41,236)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Six Months Ended June 30, 2023
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Share repurchase	(48)	—	(277)	—	—	(277)
Equity-based compensation	169	—	2,166	—	—	2,166
Unrealized gain on available for sale debt securities	—	—	—	641	—	641
Net loss	—	—	—	—	(25,842)	(25,842)
Balance, March 31, 2023	163,671	$164	$755,774	$—	$(268,367)	$487,571
Share repurchase	(9)	—	(27)	—	—	(27)
Forfeiture of restricted stock	(1)	—	—	—	—	—
Equity-based compensation	135	—	3,252	—	—	3,252
Net loss	—	—	—	—	(56,576)	(56,576)
Balance, June 30, 2023	163,796	$164	$758,999	$—	$(324,943)	$434,220

	For the Three and Six Months Ended June 30, 2022
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	$539,423	$(237)	$(157,779)	$381,535
Issuance of common stock	35,714	35	205,261	—	—	205,296
Share repurchase	(130)	—	(1,049)	—	—	(1,049)
Equity-based compensation	3	—	3,171	—	—	3,171
Unrealized loss on available for sale debt securities	—	—	—	(340)	—	(340)
Net loss	—	—	—	—	(25,432)	(25,432)
Balance, March 31, 2022	163,234	$163	$746,806	$(577)	$(183,211)	$563,181
Share repurchase	(2)	—	(17)	—	—	(17)
Equity-based compensation	50	—	3,267	—	—	3,267
Unrealized loss on available for sale debt securities	—	—	—	(460)	—	(460)
Net loss	—	—	—	—	(15,004)	(15,004)
Balance, June 30, 2022	163,282	$163	$750,056	$(1,037)	$(198,215)	$550,967
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(82,418)	$(40,436)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	5,418	6,438
Fair value change of warrants	31,148	1,340
Depreciation expense	5,306	1,693
Amortization of debt issuance costs and debt discounts	657	492
(Accretion) amortization of (discount) premium on debt securities	(139)	20
Operating lease amortization expense	1,459	531
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,788)	(3,572)
Prepaid expenses and other non-current assets	(1,625)	(875)
Accounts payable	2,372	1,094
Accrued expenses	1,175	(1,649)
Accrued interest	2,060	—
Operating right-of-use liabilities	(1,049)	(166)
Net cash used in operating activities	$(40,424)	$(35,090)
Cash flows from investing activities
Purchase of property, plant & equipment	(124,239)	(127,067)
Purchase of debt securities, available for sale	—	(177,755)
Sale and maturity of debt securities, available for sale	99,371	112,968
Net cash used in investing activities	$(24,868)	$(191,854)
Cash flows from financing activities
Proceeds from related party note payable	38,000	—
Proceeds from equipment lease financing	19,747	—
Related party note payable issuance costs	(2,100)	—
Debt issuance costs	(1,196)	—
Payments to repurchase shares	(304)	(1,066)
Other payments for financing activities	(50)	(23)
Proceeds from issuance of common stock	—	206,071
Proceeds from issuance of warrants	—	43,929
Common stock issuance costs	—	(775)
Net cash provided by financing activities	$54,097	$248,136
Net (decrease) increase in cash and restricted cash	(11,195)	21,192
Cash and restricted cash, beginning of period	227,523	263,858
Cash and restricted cash, end of period	$216,328	$285,050
Supplemental disclosure of cash flow information
Interest paid during the period, net of capitalized interest	$650	$650
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$24,980	$22,059
Additions to property, plant, and equipment in accounts payable	$7,639	$3,267
Non-cash financing activities
PIK interest on related party note payable	$422	$—
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
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2023. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming that PCT will continue as a going concern; however, the conditions described below raise substantial doubt about PCT’s ability to do so, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional unrestricted liquidity.
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying consolidated financial statements, the Company recently began commercial operations but does not yet have any sources of revenue. Revenue generation is expected in 2023. The following is a summary of the components of our current liquidity (in thousands):

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$28,885	$63,892
Debt securities available for sale	—	98,592
Unrestricted liquidity	28,885	162,484
Less: Other Ironton set-aside	—	54,560
Available unrestricted liquidity	$28,885	$107,924

Restricted Cash (current and non-current)	$187,443	$163,631

Working capital	$21,494	$197,916
Accumulated deficit	$(324,943)	$(242,525)

	For the six months ended
	June 30, 2023	June 30, 2022
Net loss	$(82,418)	$(40,436)
As of June 30, 2023, PCT had $28.9 million of Available Unrestricted Liquidity. On March 15, 2023, PCT entered into a $150.0 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Agreement (as described in Note 3 – Notes Payable and Debt Instruments) may be used for working capital, capital

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
expenditures and other general corporate purposes. There are currently no borrowings under the Revolving Credit Facility.
As of June 30, 2023, PCT anticipates that the remaining investment to complete the Ironton Facility will likely range from approximately $10.0 million to $22.5 million, inclusive of a performance guarantee payment, due after successful completion of a performance testing milestone. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies.

PCT also has other capital commitments of approximately $13.3 million related to long-lead equipment and pre-construction work for the Augusta Facility and $15.8 million for equipment and leases related to future Feed PreP and purification facilities. There are also ongoing monthly costs associated with managing the company, paying debt service obligations, and preparing the Ironton Facility for revenue generation.
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
Through June 30, 2023, PCT has met all the required Milestones currently due under the Limited Waiver (as described in Note 3 – Notes Payable and Debt Instruments), including mechanical completion of the Ironton Facility, and commenced production of post-industrial recycled pellets by July 1, 2023. The Ironton Facility is being commissioned and PCT expects to achieve the remaining pellet production targets on or before their required deadlines. Further, PCT extended the Revolving Credit Facility to March 31, 2025. After considering management’s plans to mitigate substantial doubt, including the plant becoming commercially viable and revenue generating later in 2023, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a pre-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with its Available Unrestricted Liquidity balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results or revenue generation, and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s common stock.
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
Investments
The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The Company had no investments holdings as of June 30, 2023. All investment holdings as of December 31, 2022 were classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
The Company’s debt balances consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Revenue Bonds	$249,550	$249,550
Equipment Financing Payable	19,747	—
	269,297	249,550
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(15,501)	(16,037)
Less: Current portion	(6,426)	—
Long-term debt, less current portion	$247,370	$233,513

Pure Plastic Note Payable	$40,422	$—
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(3,979)	—
Related party note payable	$36,443	$—
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
As conditions for closing of the Revenue Bonds, Legacy PCT contributed $60.0 million in equity at closing and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. PureCycle provided the Liquidity Reserve for construction of the Ironton Facility of $50.0 million and deposited that amount upon the Closing of the Business Combination. In addition, PureCycle must maintain $100.0 million of cash on its balance sheet as of January 31, 2022, including the Liquidity Reserve. The Company met these requirements and continues to maintain that cash balance at June 30, 2023.
The Revenue Bonds are recorded within Long-term debt in the condensed consolidated balance sheet. The Company incurred $4.9 million and $4.9 million of interest cost during each of the three months ended June 30, 2023 and 2022, respectively, and $9.7 million and $9.7 million of interest cost during the six months ended June 30, 2023 and 2022, respectively. As the Revenue Bond proceeds are being used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment until the construction was complete in June 2023. The Company capitalized $2.8 million and $4.2 million of interest cost during each of the three months ended June 30, 2023 and 2022, respectively, and $7.1 million and $8.5 million of interest cost during the six months ended June 30, 2023 and 2022. As of June 30, 2023 the fair value of the Revenue Bonds was $199.4 million, which was determined using inputs characteristic of a Level 2 fair value measurement. Although the Company has determined the estimated fair value using available market information and commonly accepted valuation methodologies, considerable judgement is required in interpreting the information and in developing the estimated fair value. Therefore, this estimate is not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange.
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
On March 15, 2023, PCT LLC, PCTO Holdco LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of PCT LLC (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture), pursuant to which the pledgor pledged certain interests to secure obligations of PCO under various Financing Documents (as defined in the Indenture) relating to the Revenue Bonds) and PCO and SOPA and the Trustee entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the ARG, and pursuant to which the majority holders of the Series 2020A Bonds consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement.
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
PCO has agreed to, among other things, achieve the following milestones (together, the “Milestones”): (i) closure by it or its direct or indirect parent entity of a financing transaction by March 31, 2023 that provides at least $150.0 million of working capital which may be used to support the Ironton Facility (which milestone was satisfied by the closing of the Revolving Credit Facility); (ii) mechanical completion of the Ironton Facility by June 30, 2023 (which milestone was satisfied on April 25, 2023); (iii) meet certain targeted production and performance targets during 2023; (iv) completion of the Ironton Facility by December 31, 2023; and (v) meet certain Ironton Facility pellet production targets by January 31, 2024 up to the Ironton Facility’s nameplate production capacity of 107 million pounds per year.
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
Equipment Financing
On May 8, 2023, the Company, through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Lease Agreement (the “Master Lease Agreement”) with CSC Leasing Co. (“CSC”). Pursuant to the Master Lease Agreement, the Company and CSC agreed to enter into schedules that establish the specific terms and conditions of leasing certain equipment, machines, devices, features and any other items listed in each equipment lease schedule. The Master Lease Agreement commenced on the date set forth above and continues in effect until the later time that it is terminated, either by CSC at the end of any lease term, or by the Company upon three months written notice prior to the expiration of a lease term.
Also on May 8, 2023, the Company, also through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into an Equipment Procurement Agreement (the “Equipment Agreement”) with CSC. Under the terms of the Equipment Agreement, CSC has agreed to finance, acquire and/or purchase certain equipment (the “Equipment”) from third-party vendors and/or manufacturers (each, a “Vendor”), so that CSC may lease the Equipment to the Company pursuant to the terms and conditions of the Master Lease Agreement. Prior to entering into formal lease schedules under the Master Lease Agreement, the Company will lease from CSC certain Equipment pursuant to the terms of the Equipment Agreement.
In connection with the above, CSC has funded $19.8 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36 month lease, which will commence when 1) the Company accepts delivery of the equipment at its operating location and 2) all final bills from Vendor are paid. The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the condensed consolidated balance sheet and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in the first quarter of 2024, and the repayment schedule below assumes payments under the 36 month term commence on January 1, 2024.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The Company is also required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023 and are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC (the “Lease Rate Factor”). The Company has determined that these payments represent a cost of borrowing under the financing arrangement and has recorded the payments as interest expense in the condensed consolidated statements of comprehensive loss. The Company incurred $0.8 million of interest related to these obligations for the three and six months ended June 30, 2023. The Lease Rate Factor is indexed to the WSJ Prime Rate as published by the Wall Street Journal and may be increased for every five basis point change in the index prior to final commencement of the 36 month lease term. Upon commencement of the 36 month lease term, the payments will be characterized as repayment of debt, and the expected coupon rate for the 36 month term is 7.25% based on the WSJ Prime Rate published as of June 30, 2023.
The Master Lease Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Master Lease Agreement include, among others: (a) non-payment of principal, interest, fees or other amounts; (b) default of specific covenants; (c) breach of representations and warranties; (d) discontinuation of authorized electronic payments without CSC’s consent; (e) failure to furnish proof of insurance; (f) bankruptcy and insolvency proceedings; and (g) any unauthorized conveyance or transfer of the Equipment to a third party. Upon the occurrence of an event of default, CSC may accelerate all unpaid rents and exercise all rights and remedies available to it under the Master Lease Agreement and Equipment Agreement. Amounts due under the lease are guaranteed by PCT.
Sylebra Credit Facility
On March 15, 2023, PCT entered into a $150 million Revolving Credit Facility pursuant to a Credit Agreement (the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent”), which matures on March 31, 2025 (as further described in the Second Amendment (as defined below)). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.
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
On May 8, 2023, the Company entered into the First Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Sylebra Amendment”) in connection with the Company’s $150 million Revolving Credit Facility governed by the Revolving Credit Agreement. The Sylebra Amendment, among other things: (i) permits the Company’s entry into the Term Loan Facility (as defined below), (ii) provides for a new basket under the Revolving Credit Agreement’s indebtedness negative covenant allowing for offerings of unsecured convertible promissory notes of up to $200,000,000, (iii) provides for new baskets under the Revolving Credit Agreement’s indebtedness and lien negative covenants of up to $90,000,000 in additional equipment financings and (iv) exempts the proceeds of any such convertible notes offerings from the requirement for mandatory prepayments under the Revolving Credit Agreement.
On August 4, 2023, the Company entered into the Second Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Second Amendment”), in connection with the Company’s $150 million Revolving Credit Facility governed by the Revolving Credit Agreement, to extend the maturity date of the Revolving Credit Facility to March 31, 2025.
There were no funds drawn on the Revolving Credit Facility as of June 30, 2023. The up-front commitment fee and other costs of $1.3 million have been recorded in prepaid expenses and other current assets and will be amortized over the term of the contract.
The Pure Plastic Term Loan Facility
On May 8, 2023, the Company entered into a $40 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Company, the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025 (the “Term Loan Facility”). Affiliates of the Lender are greater than 5% beneficial owners of the Company. Balances related to the Term Loan Credit Agreement are recorded within related party note payable in the condensed consolidated balance sheets and, in certain instances, the Term Loan Credit Agreement is referred to as the “Related party note payable.”
Borrowings under the Term Loan Credit Agreement may be used to repay indebtedness for borrowed money of the Company, to pay fees and expenses associated with the Term Loan Credit Agreement and the other loan documents and for general corporate purposes not in contravention of any law or of any loan document.
The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender funded the term loan on May 17, 2023 (the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5%, and the interest rate for the outstanding term loan was 12.7% as of June 30, 2023. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings. The Company incurred $0.6 million of interest cost during the three and six months ended June 30, 2023. The interest due to date of $0.4 million was paid entirely in kind, which increased the principal amount of the Term Loan Facility by this amount (the “PIK Interest”). The Company has the contractual

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
right to pay all interest payments in kind and may make this election for all interest payments for the duration of the Term Loan Facility. The repayment schedule presented below does not contemplate future PIK Interest.
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
Principal repayments due on Long-term debt and Related party note payable over the next five years are as follows (in thousands):

Years ending December 31,	Long-term debt	Related party note payable
2023 (July through December)	$—	$—
2024	13,088	—
2025	23,301	40,422
2026	14,634	—
2027	25,105	—
2028	7,710	—
Thereafter	185,459	—
	269,297	40,422
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(15,501)	(3,979)
Less: Current Portion	(6,426)	—
Total	$247,370	$36,443
NOTE 4 - STOCKHOLDERS’ EQUITY
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 450.0 million shares of common stock with a par value of $0.001. As of June 30, 2023, and December 31, 2022, 163.80 million and 163.55 million shares are issued and outstanding, respectively.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Preferred Stock
As of June 30, 2023, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
NOTE 5 - EQUITY-BASED COMPENSATION
2021 Equity Incentive Plan
On March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).
The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board of Directors (the “Board”) of the Company.

As of June 30, 2023, approximately 17.0 million shares of common stock are currently authorized for issuance under the Plan, of which approximately 8.9 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals applicable to the issued Plan awards).
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
A summary of restricted stock activity for the six months ended June 30, 2023 and 2022 is as follows (in thousands except per share data):

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2021	2,671	$14.33	3.4
Granted	1,211	7.45
Vested	(543)	8.31
Forfeited	(23)	17.58
Non-vested at June 30, 2022	3,316	$12.53	3.2

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2022	2,760	$11.92	2.7
Granted	1,238	6.15
Vested	(352)	7.12
Forfeited	(52)	12.92
Non-vested at June 30, 2023	3,594	$10.35	2.6
Equity-based compensation cost is recorded within the selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss, and totaled approximately $2.9 million and $5.3 million for the three and six months ended June 30, 2023, respectively, and $3.0 million and $6.3 million for the three and six months ended June 30, 2022, respectively.
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
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	June 30, 2023	June 30, 2022
Expected annual dividend yield	—%	—%
Expected volatility	77.3%	—%
Risk-free rate of return	3.5%	—%
Expected option term (years)	6.5	0
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of stock option activity for the six months ended June 30, 2023 and 2022 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	613	$28.90	6.2
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance, June 30, 2022	613	$28.90	4.6

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2022	613	$28.90	4.0
Granted	459	5.72	10.0
Exercised	—	—	—
Forfeited	—	—	—
Balance, June 30, 2023	1,072	$18.98	6.2
Exercisable	613
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss and was not material for the three and six months ended June 30, 2023 and 2022. The weighted average grant-date fair values of options granted during the six months ended June 30, 2023 and 2022 were $4.07 and $0, respectively. There were no stock options exercised during 2023 or 2022.
Performance-Based Restricted Stock Agreements
The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the performance-based stock units (“Performance PSUs”) will be earned based on achievement of pre-established financial and operational performance objectives and will vest on the date the attainment of such performance objectives as determined by the Compensation Committee (the “Committee”) of the Board, subject to the participant’s continued employment with the Company. The Company has also issued performance-based stock units that vest if the market price of the Company’s common stock exceeds a defined target during the performance period (“Market PSUs”, together with the Performance PSUs, the “PSUs”).
The Company issued 0.4 million and 0.9 million PSUs for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, the performance-based provision has not been achieved for any of the outstanding performance-based awards.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A summary of the PSU activity for the six months ended June 30, 2023 and 2022 is as follows (in thousands except per share data):

	Number of PSUs	Weighted average grant date fair value	Weighted average remaining recognition period
Balance, December 31, 2021	424	$18.65	2.0
Granted	900	7.36
Vested	—	—
Forfeited	(14)	19.33
Balance, June 30, 2022	1,310	$10.88	2.0

	Number of PSUs	Weighted average grant date fair value	Weighted average remaining recognition period
Balance, December 31, 2022	1,060	$10.87	1.7
Granted	416	6.08
Vested	—	—
Forfeited	(5)	7.24
Balance, June 30, 2023	1,471	$9.52	1.7
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive loss, and was not material for the three and six months ended June 30, 2023 and 2022.

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
A summary of the RTI warrant activity for the six months ended June 30, 2023 and 2022 is as follows (in thousands, except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	971	$5.56	$0.03	3.0
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2022	971	$5.56	$0.03	2.5
Exercisable	971

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2022	971	$5.56	$0.03	2.0
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2023	971	$5.56	$0.03	1.5
Exercisable	971
The Company recognized $2.6 million and $2.6 million of expense for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.8 million of benefit for the three and six months ended June 30, 2022, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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
There were approximately 5.7 million public warrants and 0.2 million private placement warrants outstanding at June 30, 2023 and 2022. The Company recognized $0.3 million and $0.4 million of expense related to the private warrants for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.3 million of benefit for the three and six months ended June 30, 2022. Refer to Note 12 - Fair Value of Financial Instruments for further information.

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

As of June 30, 2023, there were approximately 17.9 million Series A Warrants outstanding. The Company recognized $23.4 million and $28.2 million of expense related to the Series A Warrants for the three and six months ended June 30, 2023, respectively, and $3.9 million of benefit and $3.4 million of expense for the three and six months ended June 30, 2022, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
NOTE 7 – RELATED PARTY TRANSACTIONS
Sylebra Credit Facility
On March 15, 2023, PCT entered into the Revolving Credit Facility pursuant to the Revolving Credit Agreement with the Guarantors, Lenders, and the Administrative Agent, which matures on March 31, 2025. The Revolving Credit Facility was amended on May 8, 2023 and August 4, 2023. The Lenders and their affiliates are greater than 5% beneficial owners of PCT. Refer to Note 3 - Notes Payable and Debt Instruments for further information.
The Pure Plastic Term Loan Facility
On May 8, 2023, the Company entered into a $40.0 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025. Affiliates of the Lender are greater than 5% beneficial owners of the Company. Balances related to the Term Loan Credit Agreement are recorded within related party note payable in the condensed consolidated balance sheets and, in certain instances, the Term Loan Credit Agreement is referred to as the “Related party note payable.” Refer to Note 3 - Notes Payable and Debt Instruments for further information.
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
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(56,576)	$(15,004)	$(82,418)	$(40,436)
Denominator:				—
Weighted average common shares outstanding, basic and diluted	163,739	163,249	163,664	148,413
Net loss per share attributable to common stockholder, basic and diluted	$(0.35)	$(0.09)	$(0.50)	$(0.27)
The weighted-average outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive. As of June 30, 2023 and 2022, the Company had outstanding instruments of approximately 24.7 million and 24.7 million vested but not exercised warrants, 0.6 million and 0.6 million vested but not exercised stock options, 3.5 million and 3.1 million non-vested restricted stock units, 1.5 million and 1.3 million non-vested performance stock units, and 4.0 million and 4.0 million contingently-issuable shares related to the Earnout which could be dilutive to the calculation in the future, respectively.
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of June 30, 2023
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$81,351	$1,347	$80,004
Machinery and equipment	324,968	11,264	313,704
Leasehold Improvements	2,957	1,122	1,835
Fixtures and Furnishings	628	128	500
Land improvements	150	27	123
Land	1,150	—	1,150
Construction in process	231,502	—	231,502
Total property, plant and equipment	$642,706	$13,888	$628,818

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
Depreciation expense is recorded within operating costs in the condensed consolidated statements of comprehensive loss and amounted to $4.0 million and $5.3 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, the Company is in Phase 3 of the License Agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the condensed consolidated balance sheets.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Block and Release Agreement
On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a payment of $5.0 million for future receipt of resin consisting of recycled polypropylene. The prepayment was placed in an escrow account until the “release condition” of the Company closing the bond offering and overall capital funding of at least $370.0 million has occurred. After the Company successfully raised the required capital, the $5.0 million was released to the Company in 2021 and recorded as deferred revenue in the condensed consolidated balance sheets.
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

PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
NOTE 11 - INCOME TAXES
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended June 30, 2023 and 2022, the Company has reported tax expense of $0 and $0, respectively.
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
Assets and liabilities measured and recorded at Fair Value on a recurring basis
As of June 30, 2023 and December 31, 2022, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$—	$—	$—	$51,250	$—	$—	$51,250
Restricted cash equivalents - current	36,098	—	—	36,098	68,850	—	—	68,850
Restricted cash equivalents - noncurrent	151,345	—	—	151,345	94,781	—	—	94,781
Investments:
Commercial paper, available for sale	—	—	—	—	—	32,756	—	32,756
Corporate Bonds, available for sale	—	—	—	—	—	58,442	—	58,442
Municipal bonds, available for sale	—	—	—	—	—	7,394	—	7,394
Total investments	$—	$—	$—	$—	$—	$98,592	$—	$98,592

Liabilities
Warrant liability:
RTI warrants	$—	$—	$6,233	$6,233	$—	$—	$3,670	$3,670
Private warrants	—	—	1,155	1,155	—	—	784	784
Series A warrants	—	79,643	—	79,643	—	51,429	—	51,429
Total warrant liability	$—	$79,643	$7,388	$87,031	$—	$51,429	$4,454	$55,883
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	June 30, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	87.8%	105.1%
Risk-free rate of return	4.6%	4.2%
Expected option term (years)	2.7	3.2
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The aggregate values of the private warrants were $1.2 million and $0.8 million on June 30, 2023 and December 31, 2022, respectively.
A summary of the private warrants activity from December 31, 2022 to June 30, 2023 is as follows:

Fair value (Level 3)
Balance at December 31, 2022	$784
Change in fair value	371
Balance at June 30, 2023	$1,155
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
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

	June 30, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	85.9%	99.7%
Risk-free rate of return	5.1%	4.4%
Expected option term (years)	1.5	2.0
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For June 30, 2023, the expected volatility was calculated based on the specific volatility of PCT’s publicly-traded common stock. For December 31, 2022, the expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree model calculation.
The Company has an option to repurchase the warrants at any time. The maximum fair value of the warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.
Changes in Level 3 liabilities measured at fair value from December 31, 2022 to June 30, 2023 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2022	$3,670
Change in fair value	2,563
Balance at June 30, 2023	$6,233
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
NOTE 13 - AVAILABLE-FOR-SALE INVESTMENTS
The Company classifies its investments in debt securities as available-for-sale. Debt securities have been historically comprised of highly liquid investments with minimum “A” rated securities. As of June 30, 2023, the Company does not hold any available-for-sale debt securities. The debt securities have historically been reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 12 – Fair Value of Financial Instruments for information related to the fair value measurements and valuation methods utilized.
The Company did not own any available-for-sale investments as of June 30, 2023. The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$32,997	$—	$(241)	$32,756
Corporate Bonds	58,791	—	(349)	58,442
Municipal Bonds	7,446	—	(52)	7,394
Total	$99,234	$—	$(642)	$98,592
The Company did not own any available-for-sale investments as of June 30, 2023. The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year	$92,253	$91,669
Due after one year through five years	6,981	6,923
Total	$99,234	$98,592
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2023 and 2022, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.

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
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of June 30, 2023.
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
On November 12, 2021, PCT and the individual defendants affiliated with PCT (“PCT Defendants”) and Byron Roth each filed separate motions to dismiss Lead Plaintiffs’ amended complaint. Additional submissions by the parties were filed in December 2021 and January 2022.
On August 4, 2022, the U.S. District Court for the Middle District of Florida dismissed the Class Action Lawsuits, without prejudice. Plaintiffs filed their second amended complaint on August 18, 2022. On September 15, 2022, the PCT Defendants and Byron Roth each filed a motion to dismiss the second amended complaint, and the parties filed additional responsive pleadings in October 2022. On June 15, 2023, the U.S. District Court for the Middle District of Florida granted the PCT Defendants’ motion solely with regard to named defendant Tamsin Ettefagh, but denied the motion as to all other defendants. On June 30, 2023, the PCT Defendants filed a motion for Reconsideration. Further, on July 14, 2023, each of the PCT and Roth Defendants filed their respective Answers and Counterclaims.

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
On January 27, 2022, Patrick Ayers, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court of the District of Delaware, captioned Patrick Ayers v. Otworth et. al., Case No. 1:22-cv-00110, against certain members of PCT’s management, PCT’s directors and others (collectively, the “Individual Ayers Defendants”), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties, as well as claims for unjust enrichment, gross mismanagement, contribution, and indemnification (“Ayers Derivative Suit"). The Ayers Derivative Suit generally alleges that the Individual Ayers Defendants made materially false and misleading statements in press releases, webinars and other public filings regarding the Technology, PCT’s business, PCT’s prospects, and the background and experience of the Individual Ayers Defendants. The Ayers Derivative Suit seeks unspecified monetary damages, declaratory relief, unspecified disgorgement and restitution from the Individual Ayers Defendants, and costs and fees associated with bringing the action.
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
Denham-Blythe Arbitration
On October 7, 2020, PCO, a subsidiary of PCT and Denham-Blythe Company, Inc. (“DB”) executed an Engineering, Procurement, and Construction Agreement for certain construction activities associated with the Ironton Facility (“EPC Contract”).

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
On June 16, 2023, following unsuccessful efforts at mediating various disputes over certain unapproved change orders and payment applications, DB filed a demand for binding arbitration (“Arbitration Demand”) with the American Arbitration Association, seeking approximately $17.0 million related to certain fee applications, change orders and amounts currently held in retainage by PCO, and, on June 21, 2023, filed a mechanics lien in Lawrence County, Ohio for the same sum. On July 20, 2023, PCO filed its Answer and Counterclaim, in which PCO contends that various deficiencies in DB’s work resulted in damages to PCO in excess of DB’s $17.0 million Arbitration Demand, including, but not limited to, the following: DB’s insufficient and incomplete engineering drawings and packages, insufficient and unorganized material management, insufficient and inefficient contractor management, insufficient and rudimentary schedule management, incomplete and inefficient procurement procedures, and that the Company was required to undertake significant re-work at additional cost resulting from DB’s failure to adequately perform its obligations under the EPC Contract.
PCO intends to vigorously defend itself against DB’s claims and to pursue recovery of damages resulting from DB’s failure to perform adequately under the EPC Contract. Given the stage of the arbitration, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may result from the Arbitration Demand.
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
NOTE 15 - LEASES
Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts determined to be, or contain, a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would be charged to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment as appropriate for lease currency and lease term.
The Company enters into contracts to lease real estate, equipment and vehicles. The Company’s most individually significant lease liability relates to a real estate lease with an initial contract lease term of 30 years. The Company’s most significant lease liabilities in aggregate value relate to real estate leases that have initial contract lease terms ranging from 1 to 30 years. Certain leases include renewal, termination or purchase options that were not deemed reasonably assured of exercise under ASC 840. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.
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
ASC Topic 842 includes practical expedient and policy election choices. The Company elected the package of practical expedients available in the standard and, as a result, did not reassess the lease classification of existing leases, did not reassess whether existing contracts are or contain leases and did not reassess the initial direct costs associated with existing leases. The Company did not elect the hindsight practical expedient, and so did not re-evaluate lease term for existing leases.
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
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended June 30, 2023 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended June 30, 2023 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets.
On August 24, 2022, the Company signed a real estate lease for a future feedstock preprocessing facility in Denver, Pennsylvania with an initial term of 15 years and total minimum lease payments of $52.3 million. The lease is currently expected to commence in the first half of 2024.
In January 2023, the Company signed a real estate lease at the Port of Antwerp-Bruges’ NextGen District, where it plans to build its first purification facility in Europe, with an initial term of 30 years and total minimum lease payments of €27.7 million, subject to annual inflation adjustments. This lease commenced at the end of June 2023.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The components of lease expense and supplemental cash flow information related to leases for the periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$893	349	$1,790	$772
Short-term lease cost	462	105	584	208
Total lease cost	$1,355	$454	$2,374	$980

			Six Months Ended June 30,
			2023	2022
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases			$1,522	$427
Right-of-use assets obtained in exchange for new operating lease liabilities			$12,335	$80
Weighted-average remaining lease term (in years) - operating leases			15.8	9.7

Discount rates
Weighted-average discount rate - operating leases			6.0%	4.1%
The supplemental balance sheet information related to leases for the period is as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$29,891	$19,136
Accrued expenses	$2,397	$2,188
Other long-term liabilities	27,371	16,620
Total operating lease liabilities	$29,768	$18,808
Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2023 (July through December)	$1,960
2024	4,284
2025	4,290
2026	4,210
2027	3,799
2028	2,556
Thereafter	30,086
Total lease payments	51,185
Less: Imputed interest	(21,417)
Present value of lease liabilities	$29,768

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
AEDA Sale-leaseback Transaction
On June 30, 2023, PCT entered into a series of agreements with the Development Authority of Augusta, Georgia (the “AEDA”) to construct phase one (“Phase One”) of its first U.S. multi-line facility in Augusta, Georgia. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyers and pipelines (the “Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. PCT anticipates that the first portion of Phase One will consist of one purification line, with construction expected to begin by the end of 2023. PCT is obligated to spend at least $440 million toward the construction of Phase One. Construction of the first purification line must be completed by December 31, 2026, but PCT expects that it will be completed sooner. Through June 30, 2023, PCT has invested approximately $74 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments.
The legal sale-leaseback structure provides local property tax incentives to PCT as lessee of the Augusta Project. PCT will remain the owner of the Improvements and Equipment for accounting purposes during the term of the lease as PCT will have the right to acquire title to the Augusta Project for a nominal amount during the term and at the conclusion of the arrangement, which has an initial expiration date in 2044. The payments PCT makes to the AEDA during the term of the arrangement are not otherwise expected to be material.
NOTE 16 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended June 30, 2023, management has evaluated events through August 8, 2023 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:
Second Amendment to the Revolving Credit Facility
On August 4, 2023, the Company entered into the Second Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent, in connection with the Company’s $150 million Revolving Credit Facility governed by the Revolving Credit Agreement, to extend the maturity date of the Revolving Credit Facility to March 31, 2025.

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
The Ironton Facility
PCT commenced commissioning activities at its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), in the second quarter of 2023; has achieved mechanical completion of the plant and commenced initial post-industrial recycled pellet production. On June 28, 2023, the independent construction monitor reviewing construction and commissioning of the Ironton Facility issued its certification confirming commencement of production of post-industrial recycled pellets, which was required to achieve a key milestone in connection with the Ironton Facility financing. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019, and the Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. PCT expects to begin producing and selling its UPR resin in 2023, with full Ironton Facility production capacity achieved in early 2024. The Ironton Facility’s original budget was $242.1 million and was expected to be entirely financed through the $250 million Revenue Bond offering.
As of June 30, 2023, PCT anticipates that the remaining investment to complete the Ironton Facility will likely range from approximately $10.0 million to $22.5 million, inclusive of a performance guarantee payment, due after successful completion of a performance testing milestone. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies.
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
The Augusta Facility
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority (“AEDA”) to build its first U.S. facility with multiple lines for both Feed PreP and purification (“multi-line facility”) in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to eventually include up to eight production lines, which are expected to collectively have UPR resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of PCT’s UPR resin. PureCycle has allocated 40% of the Augusta Facility output to existing customers and expects that additional offtake agreements will continue to be negotiated.
On June 30, 2023, PCT and the AEDA executed an Economic Development Agreement (“EDA”) related to the Company’s plans to construct the Augusta Facility. Pursuant to the EDA, PCT expects to receive certain property tax abatement benefits as well as certain other incentives, including site infrastructure development assistance (“Incentive Benefits”). In order to receive the Incentive Benefits under Phase One (as defined below) of the Augusta Project, PCT will be obligated to create 82 full-time jobs with investments of at least $440 million no later than December 31, 2026. Through June 30, 2023, PCT has invested approximately $74 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments. If PCT elects to activate the second phase of the Augusta Project, PCT will be required to create an additional 25 full-time jobs and investments of $295 million no later than December 31, 2028. To the extent PCT fails to achieve an average of 80% of the jobs and investment commitments in any year over the 20-years of each phase, PCT will be required to make a repayment to the AEDA of a pro rata portion of the total value of the Incentive Benefits received by PCT in such year.
Also on June 30, 2023, PCT entered into a series of agreements with the AEDA to construct phase one (“Phase One”) of the Augusta Facility. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyers and pipelines (the “Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. As noted above, PCT anticipates that the first portion of Phase One, will consist of one purification line with construction expected to begin by the end of 2023. Also as noted above, construction of the first purification line must be completed by December 31, 2026, but PCT expects that it will be completed sooner.
The legal sale-leaseback structure provides the Incentive Benefits to PCT as lessee of the Augusta Project. PCT will remain the owner of the Improvements and Equipment for accounting purposes during the term of the lease as PCT will have the right to acquire title to the Augusta Project for a nominal amount during the term and at the conclusion of the arrangement, which has an initial expiration date in 2044. The payments PCT makes to the AEDA during the term of the arrangement are not otherwise expected to be material.
Pursuant to the EDA, PCT must commence construction activities with regard to the first purification line under the first phase of the Augusta Project no later than December 31, 2023 or risk losing certain Incentive Benefits. Market conditions remain challenging and have created uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility. As a result, PCT is currently pursuing various structures for project financing of our Augusta Facility. While PCT remains confident in its ability to finance the Augusta Facility, it is limiting its expenses and adjusting its timeline in light of this uncertainty. If PCT is unable to raise additional debt or equity, when desired, or on terms favorable to PCT, PCT’s business, financial condition, and results of operations would be adversely affected. PCT expects to begin construction of the Augusta facility before the end of 2023 and, as noted above, failing to do so would result in the loss of certain Incentive Benefits.
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
PreP Facilities
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT experienced challenges obtaining the necessary water and sewer permits to construct its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourses to obtain these permits, as well as potential legal remedies with regard to its obligations for the remaining 9 years of its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in Central Florida. Also, on August 24, 2022, PCT signed a lease for a future PreP facility in Denver, Pennsylvania, which is expected to be operational in the first half of 2024, provided we obtain the financing necessary for operational readiness. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process plastic bales between no. 1 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
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

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of three and six month periods ended June 30, 2023 and 2022
The following table summarizes our operating results for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except %)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Costs and expenses
Operating costs	$14,023	$6,449	$7,574	117%	$22,516	$10,497	$12,019	114%
Research and development	160	250	(90)	(36)%	553	589	(36)	(6)%
Selling, general and administrative	13,618	12,954	664	5%	26,553	27,701	(1,148)	(4)%
Total operating costs and expenses	27,801	19,653	8,148	41%	49,622	38,787	10,835	28%
Interest expense (income), net	2,449	(176)	2,625	1491%	1,173	268	905	338%
Change in fair value of warrants	26,313	(4,495)	30,808	685%	31,148	1,340	29,808	2224%
Other expense	13	22	(9)	(41)%	475	41	434	1059%
Net loss	$(56,576)	$(15,004)	$(41,572)	277%	$(82,418)	$(40,436)	$(41,982)	104%
Operating costs
The increase for the three and six month periods was primarily attributable to higher employee costs of $2.2 million and $5.4 million due primarily to increased headcount at the Ironton Facility, higher rent for operating facilities of $0.8 million and $1.3 million, higher depreciation expense of $3.1 million and $3.6 million due primarily to placing the Ironton Facility assets in service in the second quarter of 2023, $0.8 million and $0.5 million related to increased operational consulting due primarily to on-site third party assistance for Ironton Facility mechanical completion and commissioning activities, increased operational site costs of $0.4 million and $0.7 million related to operating the Ironton Facility, and $0.2 million and $0.5 million of other net increases, respectively.
Research and development expenses
Research and development expenses did not significantly change period over period.
Selling, general and administrative expenses
Selling, general and administrative expenses did not significantly change year over year for the three month period. The decrease for the six month period was attributable to $1.1 million lower equity compensation expense due primarily to accelerated vesting on awards related to a departing executive in the first half of 2022 that was not repeated in 2023.
Interest expense (income), net
The change for the three and six month periods was primarily attributable to higher interest expense related to additional financing incurred in the second quarter of 2023 as well as ceasing capitalization of interest on the Revenue Bonds beginning in June 2023 as the plant is now in service.
Change in fair value of warrants
The increased expense for the three month period was attributable to a $26.3 million increase in fair value of the Company’s liability-classified warrants in the second quarter of 2023 compared to a $4.5 million benefit during the second quarter of 2022. The increased expense for the six month period was attributable to a $31.1 million increase in fair value of the Company’s liability-classified warrants in the first six months of 2023 compared to a $1.3 million increase in valuation during the first six months of 2022. For all periods, the primary driver of the change in valuation was the underlying price of PCT’s common stock, as well as fluctuations in volatility and reduction in the warrant terms with the passage of time.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Other expense
Other expenses did not significantly change period over period.
Liquidity and Capital Resources
To date, PCT has not generated any operating revenue. PCT expects to begin to generate revenue in 2023 from our commercial plant in Ironton. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing. Additionally, in March of 2022, PCT consummated an offering pursuant to which PCT sold to certain investors, in a private placement, an aggregate of 35.7 million shares of our common stock and warrants to purchase an aggregate of 17.9 million shares of our common stock (the “Series A Warrants”), at a price of $7.00 per Common Stock and one-half of one Series A Warrants, for gross proceeds of approximately $250.0 million (the “2022 PIPE Offering”). PCT incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering. On March 15, 2023, PCT entered into the Revolving Credit Facility (as defined and described below), and in May of 2023, PCT entered into the Term Loan Facility (as defined and described below), as well as the Master Lease Agreement and Equipment Procurement Agreement (as defined and described below), which provided additional unrestricted liquidity.
The following is a summary of the components of our current liquidity. The Restricted Cash is restricted in terms of use primarily based on the Loan Agreement and requires PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), to use the proceeds of the Revenue Bonds exclusively to construct and equip the Ironton Facility, fund a debt service reserve fund for the Series 2020A Bonds, finance capitalized interest, and pay the costs of issuing the Revenue Bonds. Further, PCT placed funds in an escrow account to support certain initial construction commitments for the Augusta Facility. These funds are recorded in Restricted Cash below.

(in millions)	June 30, 2023	December 31, 2022
Cash	$28.9	$63.9
Debt Securities Available for Sale	—	98.6
Unrestricted Liquidity	$28.9	$162.5
Less: Other Ironton Set-aside	—	54.6
Available Unrestricted Liquidity	$28.9	$107.9

Ironton Facility Construction	$—	$13.2
Liquidity Reserve	101.7	50.0
Capitalized Interest and Debt Reserve	41.2	38.0
Other Required Reserves Ironton	24.7	21.2
Augusta Construction Escrow	16.3	39.4
Letters of Credit and Other Collateral	3.5	1.3
Restricted Cash (current and non-current)	$187.4	$163.1

Revenue Bonds	$234.1	$233.5
Equipment Financing Payable	19.7	—
Pure Plastic Note Payable	36.4	—
Add: Discount and Issuance Costs	19.5	16.1
Gross Long-term Debt and Related Party Note Payable	$309.7	$249.6
As of June 30, 2023, PCT had $28.9 million of Available Unrestricted Liquidity. On March 15, 2023, PCT entered into a $150.0 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes. There are currently no borrowings under the Revolving Credit Facility.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
As of June 30, 2023, PCT anticipates that the remaining investment to complete the Ironton Facility will likely range from approximately $10.0 million to $22.5 million, inclusive of a performance guarantee payment, due after successful completion of a performance testing milestone. This range is dependent upon various contract contingencies and their ultimate resolution. PCT expects to successfully negotiate at least some of these contingencies.
PCT also has other capital commitments of approximately $13.3 million related to long-lead equipment and pre-construction work for the Augusta Facility and $15.8 million for equipment and leases related to future Feed PreP and purification facilities. There are also ongoing monthly costs associated with managing the company, paying debt service obligations, and preparing the Ironton Facility for revenue generation.
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
Through June 30, 2023, PCT has met all the required Milestones currently due under the Limited Waiver (as described in Note 3 – Notes Payable and Debt Instruments), including mechanical completion of the Ironton Facility, and commenced production of post-industrial recycled pellets by July 1, 2023. The Ironton Facility is being commissioned and PCT expects to achieve the remaining pellet production targets on or before their required deadlines. Further, PCT extended the Revolving Credit Facility to March 31, 2025. After considering management’s plans to mitigate substantial doubt, including the plant becoming commercially viable and revenue generating later in 2023, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a pre-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with its Available Unrestricted Liquidity balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results or revenue generation, and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s common stock.
Other than the surety bond discussed in the Financial Assurance section below, PCT has no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. PCT does not have any off-balance sheet arrangements or interests in variable interest entities that would require consolidation. Note that while certain legally binding offtake arrangements have been entered into with customers, these arrangements are not unconditional and definite agreements subject only to customer closing conditions, and do not qualify as off-balance sheet arrangements required for disclosure.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
(in thousands, except %)	2023	2022	$ Change	% Change
Net cash used in operating activities	$(40,424)	$(35,090)	$(5,334)	15%
Net cash used in investing activities	(24,868)	(191,854)	166,986	(87)%
Net cash provided by financing activities	54,097	248,136	(194,039)	(78)%
Cash and cash equivalents, beginning of period	227,523	263,858	(36,335)	(14)%
Cash and cash equivalents, end of period	$216,328	$285,050	$(68,722)	(24)%
Cash Flows from Operating Activities
The $5.3 million increase in net cash used in operating activities for the six months ending June 30, 2023 compared to the same period in 2022 was attributable to higher cash paid for raw materials and maintenance inventory of approximately $3.5 million, increased cash paid related to higher employee costs of $1.3 million, higher payments on operating lease liabilities of $0.9 million related to increased lease activity in 2023 over the same period in 2022, offset by $0.4 million of other net decreases.
Cash Flows from Investing Activities
The $167.0 million decrease in cash used in investing activities for the six months ending June 30, 2023 compared to the same period in 2022 was attributable to $177.8 million lower investment purchases and $2.8 million lower capital expenditure payments, offset by $13.6 million lower maturities and sales of investments.
Cash Flows from Financing Activities
The $194.0 million decrease in net cash provided by financing activities for the six months ending June 30, 2023 compared to the same period in 2022 was primarily attributable to a decrease of $250.0 million related to proceeds from the 2022 PIPE Offering which was not repeated in 2023, higher debt issuance costs in 2023 of $3.3 million related to new financings incurred in 2023 (none in 2022), offset by a $57.7 million increase in cash proceeds from debt financings in 2023 (none in 2022), lower equity issuance costs in 2023 compared to 2022 of $0.8 million, and lower share repurchase activity related to withholding on equity vesting of $0.8 million.
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
pursuant to which the pledgor pledged certain interests to secure obligations of PCO under various Financing Documents (as defined in the Indenture) relating to the Revenue Bonds) and PCO and SOPA and the Trustee entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the ARG, and pursuant to which the majority holders of the Series 2020A Bonds consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement.
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
PCO has agreed to, among other things, achieve the following milestones (together, the “Milestones”): (i) closure by it or its direct or indirect parent entity of a financing transaction by March 31, 2023 that provides at least $150.0 million of working capital which may be used to support the Ironton Facility (which milestone was satisfied by the closing of the Revolving Credit Facility); (ii) mechanical completion of the Ironton Facility by June 30, 2023 (which milestone was satisfied on April 25, 2023); (iii) meet certain targeted production and performance targets during 2023; (iv) completion of the Ironton Facility by December 31, 2023; and (v) meet certain Ironton Facility pellet production targets by January 31, 2024 up to the Ironton Facility’s nameplate production capacity of 107 million pounds per year.
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
Equipment Financing
On May 8, 2023, the Company, through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Lease Agreement (the “Master Lease Agreement”) with CSC Leasing Co. (“CSC”). Pursuant to the Master Lease Agreement, the Company and CSC agreed to enter into schedules that establish the specific terms and conditions of leasing certain equipment, machines, devices, features and any other items listed in each equipment lease schedule. The Master Lease Agreement commenced on the date set forth above and continues in effect until the later time that it is terminated, either by CSC at the end of any lease term, or by the Company upon three months written notice prior to the expiration of a lease term.
Also on May 8, 2023, the Company, also through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into an Equipment Procurement Agreement (the “Equipment Agreement”) with CSC. Under the terms of the Equipment Agreement, CSC has agreed to finance, acquire and/or purchase certain equipment (the “Equipment”) from third-party vendors and/or manufacturers (each, a “Vendor”), so that CSC may lease the

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Equipment to the Company pursuant to the terms and conditions of the Master Lease Agreement. Prior to entering into formal lease schedules under the Master Lease Agreement, the Company will lease from CSC certain Equipment pursuant to the terms of the Equipment Agreement.
In connection with the above, CSC has funded $19.8 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36 month lease, which will commence when 1) the Company accepts delivery of the equipment at its operating location and 2) all final bills from Vendor are paid. The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the condensed consolidated balance sheet and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in the first quarter of 2024, and the repayment schedule below assumes payments under the 36 month term commence on January 1, 2024.
The Company is also required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023 and are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC (the “Lease Rate Factor”). The Company has determined that these payments represent a cost of borrowing under the financing arrangement and has recorded the payments as interest expense in the condensed consolidated statements of comprehensive loss. The Company incurred $0.8 million of interest related to these obligations for the three and six months ended June 30, 2023. The Lease Rate Factor is indexed to the WSJ Prime Rate as published by the Wall Street Journal and may be increased for every five basis point change in the index prior to final commencement of the 36 month lease term. Upon commencement of the 36 month lease term, the payments will be characterized as repayment of debt, and the expected coupon rate for the 36 month term is 7.25% based on the WSJ Prime Rate published as of June 30, 2023.
The Master Lease Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Master Lease Agreement include, among others: (a) non-payment of principal, interest, fees or other amounts; (b) default of specific covenants; (c) breach of representations and warranties; (d) discontinuation of authorized electronic payments without CSC’s consent; (e) failure to furnish proof of insurance; (f) bankruptcy and insolvency proceedings; and (g) any unauthorized conveyance or transfer of the Equipment to a third party. Upon the occurrence of an event of default, CSC may accelerate all unpaid rents and exercise all rights and remedies available to it under the Master Lease Agreement and Equipment Agreement. Amounts due under the lease are guaranteed by PCT.
Sylebra Credit Facility
On March 15, 2023, PCT entered into a $150 million Revolving Credit Facility pursuant to a Credit Agreement (the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent”), which matures on March 31, 2025 (as further described in the Second Amendment (as defined below)). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.
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
On May 8, 2023, PCT entered into the First Amendment to Credit Agreement, by and among PCT, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Sylebra Amendment”) in connection with PCT’s $150 million Revolving Credit Facility governed by the Revolving Credit Agreement. The Sylebra Amendment, among other things: (i) permits PCT’s entry into the Term Loan Facility, (ii) provides for a new basket under the Revolving Credit Agreement’s indebtedness negative covenant allowing for offerings of unsecured convertible promissory notes of up to $200,000,000, (iii) provides for new baskets under the Revolving Credit Agreement’s indebtedness and lien negative covenants of up to $90,000,000 in additional equipment financings and (iv) exempts the proceeds of any such convertible notes offerings from the requirement for mandatory prepayments under the Revolving Credit Agreement.
On August 4, 2023, the Company entered into the Second Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Second Amendment”), in connection with the Company’s $150 million Revolving Credit Facility governed by the Revolving Credit Agreement, to extend the maturity date of the Revolving Credit Facility to March 31, 2025.
There were no funds drawn on the Revolving Credit Facility as of June 30, 2023.
The Pure Plastic Term Loan Facility
On May 8, 2023, PCT entered into a $40 million term loan facility (the “Term Loan Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) dated as of May 8, 2023, among PCT, as the borrower, PureCycle Technologies Holdings Corp., PureCycle Technologies, LLC and the subsidiaries of PCT as are or may from time to time become parties to the Term Loan Facility as guarantors (the “Guarantors”) and Pure Plastic LLC (as a “Lender,” “Administrative Agent,” and “Security Agent”), which matures on December 31, 2025. Affiliates of the Lender are greater than 5% beneficial owners of PCT. Balances related to the Term Loan Credit Agreement are recorded within related party note payable in the condensed consolidated balance sheets and, in certain instances, the Term Loan Credit Agreement is referred to as the “Related party note payable.”
Borrowings under the Term Loan Credit Agreement may be used to repay indebtedness for borrowed money of PCT, to pay fees and expenses associated with the Term Loan Credit Agreement and the other loan documents and for general corporate purposes not in contravention of any law or of any loan document.
The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender has committed to fund the term loans on any business day from the closing date until June 8, 2023, subject to certain limited conditions precedent (such date of funding, the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5%. PCT is also required to

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, PCT may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings.
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
Amounts outstanding under the Term Loan Credit Agreement are guaranteed by the Guarantors, and are secured by a security interest in substantially all of the assets of PCT. Subject to certain limited exceptions, any majority-owned direct or indirect subsidiaries of PCT formed after the closing date of the Term Loan Facility will also be required to guaranty the obligations under the Term Loan Credit Agreement and grant security interests in substantially all of their respective assets.
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

PureCycle Technologies, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks as of June 30, 2023 does not differ materially from that included in our most recent Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
PCT’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures in ensuring that the information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, PCT’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of June 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q), due to material weaknesses in internal control over financial reporting, as further described in our Annual Report on Form 10-K and summarized below:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the second quarter of 2023:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	727	$6.65	—	$—
May 1 to May 31	8,211	7.17	—	—
June 1 to June 30	—	—	—	—
Total	8,938	$7.13	—	$—
* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2023.
Second Amendment to the Revolving Credit Facility
On August 4, 2023, the Company entered into the Second Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent, in

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION — CONTINUED
connection with the Company’s $150 million Revolving Credit Facility governed by the Revolving Credit Agreement, to extend the maturity date of the Revolving Credit Facility to March 31, 2025.

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION — CONTINUED

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies, LLC. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

3.1
Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Declassify the Board of Directors (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Incorporate Certain Other Changes (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.4	Second Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

10.1
Credit Agreement, dated as of May 8, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

10.2
First Amendment to Credit Agreement, Dated as of May 8, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

10.3
Second Amendment to Credit Agreement, dated as of August 4, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent*

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2023*

31.2	Rule 13a – 14(a) Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended June 30, 2023*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2023

32.2	Section 1350 Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended June 30, 2023*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2023 and 2022.

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION — CONTINUED

(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Six Months Ended June 30, 2023 and 2022.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022.
(v) Notes to the Interim Condensed Consolidated Financial Statements.

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

Date: August 8, 2023