Form 10-Q
period 2023-09-30
PureCycle Technologies, Inc.
filed 2023-11-09
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were approximately 164,059,311 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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
•    PCT’s ability to meet, and to continue to meet, the requirements imposed upon it and its subsidiaries by the funding for its operations, including the funding for the Ironton Facility;
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

PureCycle Technologies, Inc.
PART I - FINANCIAL INFORMATION — CONTINUED
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
•    any business disruptions due to political or economic instability, pandemics, armed hostilities (including the ongoing conflict between Russia and Ukraine and the current situation in Israel);
•    the potential impact of climate change on PCT, including physical and transition risks, higher regulatory and compliance costs, reputational risks, and availability of capital on attractive terms; and
•    operational risk.
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

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands)	September 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$199,349	$63,892
Debt securities available for sale	12,026	98,592
Restricted cash – current	33,277	68,850
Prepaid expenses and other current assets	12,689	4,883
Total current assets	257,341	236,217
Restricted cash – non-current	151,513	94,781
Prepaid expenses and other non-current assets	7,004	5,483
Operating lease right-of-use assets	30,050	19,136
Property, plant and equipment, net	625,925	505,719
TOTAL ASSETS	$1,071,833	$861,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,847	$1,667
Accrued expenses	29,824	35,102
Current portion of long-term debt	7,065	—
Accrued interest	8,230	1,532
Total current liabilities	51,966	38,301
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	468,317	233,513
Related party note payable	38,029	—
Warrant liability	38,214	55,883
Operating lease right-of-use liabilities	27,556	16,620
Other non-current liabilities	1,185	1,136
TOTAL LIABILITIES	$630,267	$350,453

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 450,000 shares authorized; 164,059 and 163,550 shares issued and outstanding as of September 30, 2023 and December 31, 2022	$164	$164
Additional paid-in capital	761,466	753,885
Accumulated other comprehensive loss	(7)	(641)
Accumulated deficit	(320,057)	(242,525)
TOTAL STOCKHOLDERS' EQUITY	441,566	510,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,071,833	$861,336
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(in thousands except per share data)
Costs and expenses
Operating costs	$21,897	$6,451	$44,413	$16,948
Research and development	178	254	731	843
Selling, general and administrative	13,172	14,382	39,725	42,083
Total operating costs and expenses	35,247	21,087	84,869	59,874
Interest expense	10,750	159	14,883	1,197
Interest income	(2,117)	(1,261)	(5,077)	(2,031)
Change in fair value of warrants	(48,817)	14,884	(17,669)	16,224
Other expense	51	79	526	120
Total other (income) expense	(40,133)	13,861	(7,337)	15,510
Net income (loss)	$4,886	$(34,948)	$(77,532)	$(75,384)
Earnings (loss) per share
Basic	$0.03	$(0.21)	$(0.47)	$(0.49)
Diluted	$0.00	$(0.21)	$(0.48)	$(0.49)
Weighted average common shares
Basic	164,018	163,490	163,783	153,513
Diluted	165,548	163,490	163,980	153,699

Other comprehensive income (loss)
Unrealized (loss) gain on debt securities available for sale	(7)	14	634	(800)
Total comprehensive income (loss)	$4,879	$(34,934)	$(76,898)	$(76,184)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Nine Months Ended September 30, 2023
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Share repurchase	(48)	—	(277)	—	—	(277)
Equity-based compensation	169	—	2,166	—	—	2,166
Unrealized gain on available for sale debt securities	—	—	—	641	—	641
Net loss	—	—	—	—	(25,842)	(25,842)
Balance, March 31, 2023	163,671	$164	$755,774	$—	$(268,367)	$487,571
Share repurchase	(9)	—	(27)	—	—	(27)
Forfeiture of restricted stock	(1)	—	—	—	—	—
Equity-based compensation	135	—	3,252	—	—	3,252
Net loss	—	—	—	—	(56,576)	(56,576)
Balance, June 30, 2023	163,796	$164	$758,999	$—	$(324,943)	$434,220
Share repurchase	(78)	—	(818)	—	—	(818)
Equity based compensation	341	—	3,285	—	—	3,285
Unrealized loss on available-for-sale debt securities	—	—	—	(7)	—	(7)
Net Income	—	—	—	—	4,886	4,886
Balance at September 30, 2023	164,059	$164	$761,466	$(7)	$(320,057)	$441,566

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three and Nine Months Ended September 30, 2022
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	$539,423	$(237)	$(157,779)	$381,535
Issuance of common stock	35,714	35	205,261	—	—	205,296
Share repurchase	(130)	—	(1,049)	—	—	(1,049)
Equity-based compensation	3	—	3,171	—	—	3,171
Unrealized loss on available for sale debt securities	—	—	—	(340)	—	(340)
Net loss	—	—	—	—	(25,432)	(25,432)
Balance, March 31, 2022	163,234	$163	$746,806	$(577)	$(183,211)	$563,181
Share repurchase	(2)	—	(17)	—	—	(17)
Equity-based compensation	50	—	3,267	—	—	3,267
Unrealized loss on available for sale debt securities	—	—	—	(460)	—	(460)
Net loss	—	—	—	—	(15,004)	(15,004)
Balance, June 30, 2022	163,282	$163	$750,056	$(1,037)	$(198,215)	$550,967
Share repurchase	(71)	—	(506)	—	—	(506)
Equity based compensation	298	1	3,009	—	—	3,010
Unrealized gain on available-for-sale debt securities	—	—	—	14	—	14
Net loss	—	—	—	—	(34,948)	(34,948)
Balance at September 30, 2022	163,509	$164	$752,559	$(1,023)	$(233,163)	$518,537
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(77,532)	$(75,384)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	8,703	9,448
Fair value change of warrants	(17,669)	16,224
Depreciation expense	14,618	2,583
Amortization of debt issuance costs and debt discounts	1,840	746
Accretion of discount on debt securities	(149)	(235)
Operating lease amortization expense	2,171	964
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,957)	(3,320)
Prepaid expenses and other non-current assets	(1,523)	(1,296)
Accounts payable	1,527	827
Accrued expenses	4,375	491
Accrued interest	9,867	324
Operating right-of-use liabilities	(1,601)	(1,536)
Net cash used in operating activities	$(61,330)	$(50,164)
Cash flows from investing activities
Purchase of property, plant & equipment	(142,680)	(212,095)
Purchase of debt securities, available for sale	(12,020)	(192,388)
Sale and maturity of debt securities, available for sale	99,371	200,689
Net cash used in investing activities	$(55,329)	$(203,794)
Cash flows from financing activities
Proceeds from issuance of convertible notes	225,000	—
Proceeds from related party note payable	38,000	—
Proceeds from equipment lease financing	22,101	—
Convertible notes issuance costs	(6,498)	—
Related party note payable issuance costs	(2,100)	—
Debt issuance costs	(1,849)	—
Payments to repurchase shares	(1,122)	(1,572)
Other payments for financing activities	(257)	(36)
Proceeds from issuance of common stock	—	206,072
Proceeds from issuance of warrants	—	43,929
Common stock issuance costs	—	(775)
Net cash provided by financing activities	$273,275	$247,618
Net increase (decrease) in cash and restricted cash	156,616	(6,340)
Cash and restricted cash, beginning of period	227,523	263,858
Cash and restricted cash, end of period	$384,139	$257,518
Supplemental disclosure of cash flow information
Interest paid during the period, net of capitalized interest	$2,736	$650
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$16,152	$22,059
Additions to property, plant, and equipment in accounts payable	$4,470	$3,267
Additions to property, plant, and equipment in accrued interest	$—	$4,271
Non-cash financing activities
PIK interest on related party note payable	$1,745	$—
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
Legacy PCT unitholders will be issued up to 4.0 million additional shares of the Company’s common stock if certain conditions are met (“the Earnout”). The Legacy PCT unitholders will be entitled to 2.0 million shares if after 1 year after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the common stock is greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The Legacy PCT unitholders will also be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.
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
Refer to Note 6 – Warrants for further information.
Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2023. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the nine months ended September 30, 2023 and 2022.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming that PCT will continue as a going concern; however, the conditions described below raise substantial doubt about PCT’s ability to do so, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional unrestricted liquidity.
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying consolidated financial statements, the Company recently began commercial operations but does not yet have any sources of revenue. Revenue generation is expected later in 2023. The following is a summary of the components of our current liquidity (in thousands):

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$199,349	$63,892
Debt securities available for sale	12,026	98,592
Unrestricted liquidity	211,375	162,484
Less: Other Ironton set-aside	—	54,560
Available unrestricted liquidity	$211,375	$107,924

Restricted Cash (current and non-current)	$184,790	$163,631

Working capital	$205,375	$197,916
Accumulated deficit	$(320,057)	$(242,525)

	For the nine months ended
	September 30, 2023	September 30, 2022
Net loss	$(77,532)	$(75,384)

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
As of September 30, 2023, PCT had $211.4 million of Available Unrestricted Liquidity. On March 15, 2023, PCT entered into a $150.0 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes. There are currently no borrowings under the Revolving Credit Facility.
As of September 30, 2023, PCT anticipates that up to $12.5 million will be needed to complete the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone.
As further described in Note 3 – Notes Payable and Debt Instruments, the Company and its subsidiaries agreed to achieve certain Milestones set forth in the Limited Waiver in connection with the Ironton Facility (terms used as defined below). As of September 30, 2023, the Ironton Facility failed to meet one such Milestone related to certain targeted production and performance targets, specifically, it failed to produce 4.45 million pounds of pellets from its feedstock in a single month by that date (“September Milestone”). This created a Specified Event of Default under the Limited Waiver (the “September Milestone Event of Default”).
On November 8, 2023, the Limited Waiver parties entered into a Limited Waiver and Second Supplemental Indenture (the “Second Limited Waiver”) pursuant to which the September Milestone Event of Default was waived, various Milestones were amended and extended and certain additional requirements were imposed upon PCT and its subsidiaries (as described further in Note 3 – Notes Payable and Debt Instruments). These additional requirements include depositing $50 million of additional collateral to the Trustee Account, which was paid on November 8, 2023.
PCT also has other capital commitments of approximately $24.6 million related to long-lead equipment and pre-construction work for the Augusta Facility and $21.3 million for equipment and leases related to future Feed PreP and purification facilities. There are also ongoing monthly costs associated with managing the company, paying debt service obligations, and preparing the Ironton Facility for revenue generation.
PCT believes that its current level of Liquidity, including the unused Revolving Credit Facility may be sufficient to fund operations and outstanding commitments. However, given the September Milestone Event of Default under the Limited Waiver, and lack of revenue to date, there is substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.
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
(Unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going Concern
Refer to Note 1 – Organization for further discussion.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of September 30, 2023, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as commercial paper and US treasuries with maturities of 90 days or less at acquisition. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
Restricted Cash
Proceeds from the issuance of revenue bonds are restricted for use in construction of the Ironton Facility. Amounts required by the Limited Waiver (refer to Note 3 – Notes Payable and Debt Instruments) were also placed in restricted cash for various future uses. Cash pledged as collateral for leased properties is also deemed restricted and included within this definition. Restricted cash that is expected to be spent or released from restriction within twelve months is classified as current on the consolidated balance sheet. Restricted cash that is expected to be spent or released from restriction after twelve months is classified as non-current on the consolidated balance sheet.
Investments
The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of September 30, 2023 and December 31, 2022 were classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.
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
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
The Company’s debt balances consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Revenue Bonds	$249,550	$249,550
Equipment Financing Payable	21,911	—
Green Convertible Notes	250,000	—
	$521,461	$249,550
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(46,079)	(16,037)
Less: Current portion	(7,065)	—
Long-term debt, less current portion	$468,317	$233,513

Pure Plastic Note Payable	$41,745	$—
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(3,716)	—
Related party note payable	$38,029	$—
Revenue Bonds
On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Revenue Bonds”) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of PCT, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), to be used to (i) acquire, construct and equip the Ironton Facility (referred to within the Loan Agreement as the “Ohio Phase II Facility” and, together with the FEU (referred to within the Loan Agreement as the “Phase I Facility”), the “Project”); (ii) fund a debt service reserve fund for the Series 2020A Bonds; (iii) finance capitalized interest; and (iv) pay the costs of issuing the Revenue Bonds. The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”), each series in the aggregate principal amount, bearing interest and maturing as shown in the table below. The Series 2020A Bonds were issued at a total discount of $5.5 million. The discount is amortized over the term of the Revenue Bonds using the effective interest method. The purchase price of the Revenue Bonds was paid and immediately available to SOPA on October 7, 2020, the date of delivery of the Revenue Bonds to their original purchaser. PureCycle is not a direct obligor on the Revenue Bonds and is not a party to the Loan Agreement or the Indenture pursuant to which the Revenue Bonds have been issued. Legacy PCT has executed a guaranty of completion dated as of October 7, 2020 (“Guaranty”), with respect to the full and complete performance by PCO of PCO’s obligations with respect to construction and completion of the Project, including construction by the Completion Date, free and clear of any liens (other than permitted liens), and the payment of all Project costs incurred prior to completion of the Project, and all claims, liabilities, losses and damages owed by PCO to each counterparty under the Project Documents (as such terms are defined in the Indenture). In addition, pursuant to the

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Guaranty, PCT LLC is obligated to fund and maintain a liquidity reserve for the Project during the term of the Guaranty in the amount of $50.0 million to be held in an escrow account with U.S. Bank National Association, as escrow agent (“Liquidity Reserve”). Pursuant to the terms of the Loan Agreement PCO executed promissory notes in the principal amounts of each maturity (or interest rate within a maturity), aggregating the principal amount of each series of Revenue Bonds, in favor of SOPA, which were assigned to the Trustee on October 7, 2020.

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
As conditions for closing of the Revenue Bonds, Legacy PCT contributed $60.0 million in equity at closing and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the closing of the Business Combination. PureCycle provided the Liquidity Reserve for construction of the Ironton Facility of $50.0 million and deposited that amount upon the closing of the Business Combination. In addition, PureCycle must maintain $100.0 million of cash on its balance sheet as of January 31, 2022, including the Liquidity Reserve. The Company met these requirements and continues to maintain that cash balance at September 30, 2023.
The Revenue Bonds are recorded within Long-term debt in the condensed consolidated balance sheet. The Company incurred $4.9 million and $4.8 million of interest cost during each of the three months ended September 30, 2023 and 2022, respectively, and $14.6 million and $14.5 million of interest cost during the nine months ended September 30, 2023 and 2022, respectively. As the Revenue Bond proceeds are being used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within property, plant and equipment until the construction was complete in June 2023. The Company capitalized $0 and $4.2 million of interest cost during each of the three months ended September 30, 2023 and 2022, respectively, and $7.1 million and $12.8 million of interest cost during the nine months ended September 30, 2023 and 2022. As of September 30, 2023 the fair value of the Revenue Bonds was $169.4 million, which was determined using inputs characteristic of a Level 2 fair value measurement. Although the Company has determined the estimated fair value using available market information and commonly accepted valuation methodologies, considerable judgement is required in interpreting the information and in developing the estimated fair value. Therefore, this estimate is not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange.
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
Subject to the following conditions, the Specified Event of Default was waived in exchange for PCO’s agreement to meet certain milestones toward completing the Ironton Facility, to deposit additional equity aggregating approximately $87.3 million with the Trustee for various purposes and to make certain other representations and warranties; provided, however, that any failure to comply with the terms of the Limited Waiver would be an immediate Event of Default under the Indenture and Loan Agreement, which will be deemed to have occurred on January 2, 2023 with respect to any requirements to pay accrued and unpaid interest at the Default Rate (as defined in the Indenture).
PCO agreed to, among other things, achieve the following milestones (together, the “Milestones”): (i) closure by it or its direct or indirect parent entity of a financing transaction by March 31, 2023 that provides at least $150.0 million of working capital which may be used to support the Ironton Facility (which milestone was satisfied by the closing of the Revolving Credit Facility); (ii) mechanical completion of the Ironton Facility by June 30, 2023 (which milestone was satisfied on April 25, 2023); (iii) meet certain targeted production and performance targets during 2023; (iv) completion of the Ironton Facility by December 31, 2023; and (v) meet certain Ironton Facility pellet production targets by January 31, 2024 up to the Ironton Facility’s nameplate production capacity of 107 million pounds per year.
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
As a result of the September Milestone Event of Default (as further described in Note 1 - Organization), on November 8, 2023, the Limited Waiver parties entered into the Second Limited Waiver. The principal terms of the Second Limited Waiver, include, but are not limited to, the following:
i.PCO will deposit an additional $50,000,000 (the “Trustee Account Deposit”) in the Trustee Account (as defined in the Limited Waiver), such that at least $100,000,000 (the “Aggregate Trustee Deposit”) shall be on deposit in the Trustee Account so long as any Revenue Bonds remain outstanding; provided, that if no Event of Default shall have occurred and be continuing, $50,000,000 of funds in the Trustee Account shall be released back to PCO upon satisfaction of the conditions set forth in Section 4.11(a) of the amended and restated Guaranty.
ii.subject to there being no default or event of default and compliance with the other terms of the Second Limited Waiver, once per quarter, PCO (and the Guarantor, if applicable) may request the release to PCO (or the Guarantor, as applicable) of any investment income or earnings with respect to amounts in the Trustee Account and the Liquidity Reserve Escrow Fund that have been invested pursuant to the terms of the Indenture or the Liquidity Reserve Escrow Agreement (as applicable).
iii.PCO shall have produced 4.45 million pounds of pellets from its feedstock for thirty consecutive days by December 31, 2023, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee;
iv.performance testing of the Ironton Facility shall be complete by no later than February 28, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee;

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
v.completion of the Project, including the acquisition, construction and equipping of the Ironton Facility, shall occur by no later than March 31, 2024, which shall be evidenced by a Certificate of Completion delivered to the Trustee;
vi.PCO shall have produced 8.90 million pounds of pellets from its feedstock for thirty consecutive days by April 30, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee; and PCO shall have fully-ramped production at the Ironton Facility to nameplate capacity of 107 million pounds per year produced from its feedstock by no later than April 30, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee; and
vii.the milestones referenced in (iii) – (vi) above (each, a “ Revised Milestone”), shall replace the corresponding Milestones in the Limited Waiver. If PCO fails to meet any of the Revised Milestones, no Event of Default shall have occurred until PCO has failed to meet such Revised Milestone on the date that is ninety days after such Revised Milestone date; provided, however, that during such ninety-day period, PCO will pay interest from the date of the Revised Milestone requirement until the date that the Revised Milestone is satisfied at the Default Rate, and notwithstanding anything to the contrary in the Indenture, the Loan Agreement, the Limited Waiver or the other Financing Documents or Bond Documents (each as defined in the Second Limited Waiver), PCO shall not have any access to any funds in the Trust Estate or otherwise held with the Trustee or a third-party (including, without limitation, funds in the Operating Revenue Escrow Fund and the Liquidity Reserve Escrow Fund (terms used as defined in the Second Limited Waiver)) pursuant to the Financing Documents until the date that such Milestone is satisfied.
Equipment Financing
CSC Leasing Co.
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
In connection with the above, CSC has funded $19.8 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36 month lease, which will commence when 1) the Company accepts delivery of the equipment at its operating location and 2) all final bills from Vendor are paid. The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the condensed consolidated balance sheet and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in late second quarter of 2024, and the repayment schedule below assumes payments under the 36 month term commence on June 1, 2024.
The Company is also required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023 and are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC (the “Lease Rate Factor”). The

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Company has determined that these payments represent a cost of borrowing under the financing arrangement and has recorded the payments as interest expense in the condensed consolidated statements of comprehensive income (loss). The Company incurred $1.9 million and $2.7 million of interest related to these obligations for the three and nine months ended September 30, 2023. The Lease Rate Factor is indexed to the WSJ Prime Rate as published by the Wall Street Journal and may be increased for every five basis point change in the index prior to final commencement of the 36 month lease term. Upon commencement of the 36 month lease term, the payments will be characterized as repayment of debt, and the expected coupon rate for the 36 month term is 7.25% based on the WSJ Prime Rate published as of September 30, 2023.
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
Other Equipment Financing
The Company has executed other equipment sale leasebacks which qualify as financing arrangements, with a total of $2.1 million outstanding as of September 30, 2023.
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
On August 21, 2023, the Company further amended the Revolving Credit Agreement to (i) increase the amount available to the Company under the indebtedness covenant basket for offerings of unsecured convertible notes from $200,000,000 to $250,000,000 and (ii) make certain changes to the restricted payments covenant and the events of default section in order to permit the Notes (as defined below).
There were no funds drawn on the Revolving Credit Facility as of September 30, 2023. The up-front commitment fee and other costs of $1.3 million have been recorded in prepaid expenses and other current assets and will be amortized over the term of the contract.
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
The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender funded the term loan on May 17, 2023 (the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5%, and the interest rate for the outstanding term loan was 12.9% as of September 30, 2023. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees,

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings. The Company incurred $1.3 and $2.0 million of interest cost during the three and nine months ended September 30, 2023. The interest due to date of $1.7 million was paid entirely in kind, which increased the principal amount of the Term Loan Facility by this amount (the “PIK Interest”). The Company has the contractual right to pay all interest payments in kind and may make this election for all interest payments for the duration of the Term Loan Facility. The repayment schedule presented below does not contemplate future PIK Interest.
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
On August 21, 2023, the Company amended the Term Loan Credit Agreement to (i) increase the amount available to the Company under the indebtedness covenant basket for offerings of unsecured convertible notes from $200,000,000 to $250,000,000 and (ii) make certain changes to the restricted payments covenant and the events of default section in order to permit the Notes.
Green Convertible Notes
On August 21, 2023, the Company priced its private offering of $215.0 million in aggregate principal amount of 7.25% Green Convertible Senior Notes due 2030 (the “Initial Notes”). On August 22, 2023, the initial purchaser in such offering exercised its option to purchase an additional $35.0 million in aggregate principal amount of the 7.25% Green Convertible Senior Notes due 2030 (together with the “Initial Notes”, the “Notes”), bringing the total aggregate principal amount of the Notes to $250.0 million.
On August 24, 2023, the Company completed the private offering of the Notes. Each $1,000 principal amount at maturity of the Notes was issued at a price of $900. An amount equal to the difference between the issue price and the principal amount at maturity will accrete from the original issue date through August 15, 2027. The Notes are senior unsecured obligations of the Company. Entities affiliated with Sylebra Capital Management purchased $50.0 million aggregate principal amount at maturity of Notes.
The net proceeds from this offering were approximately $218.50 million, after deducting the initial purchaser’s discounts and fees paid to our financial advisor. The Company intends to allocate an amount equal to the net proceeds from this offering to the financing and refinancing of recently completed and future Eligible Green Projects (as defined below) in the United States. In particular, the Company intends to allocate the net proceeds from this offering to make payments on certain long-lead items and fund initial outside battery limits engineering design work, both associated with a multi-line purification facility to be built in Augusta, Georgia. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes.
“Eligible Green Projects” means: (i) investments in acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case, that have received, or are expected to receive, in the three years prior to the issuance of the Notes or during the term of the Notes, a Leadership in Energy and Environmental Design (LEED) Silver, Gold or Platinum certification (or environmentally equivalent successor standards).

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
In connection with the issuance of the Notes, the Company entered into an Indenture, dated August 24, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The events of default, as set forth in the Indenture and subject in certain cases to customary grace and cure periods, include customary events including a default in the payment of principal or interest, failure to comply with the obligation to deliver amounts due upon conversion, failure to give certain notices, failure to comply with the obligations in respect of certain merger transactions, defaults under certain other indebtedness and certain events of bankruptcy and insolvency.
The Notes will mature on August 15, 2030 (the “Maturity Date”), unless earlier repurchased, redeemed or converted. The Notes will bear interest at a rate of 7.25% per annum on the principal amount at maturity from August 24, 2023, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024.
Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will initially be 67.4764 shares of common stock per $1,000 principal amount at maturity of notes (equivalent to an initial conversion price of approximately $14.82 per share of common stock), which represents a conversion premium of approximately 50% to the $9.88 per share closing price of the Company’s common stock on the Nasdaq Capital Market on August 21, 2023. The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, following certain corporate events described in the Indenture that occur prior to August 15, 2027, or upon the issuance of a notice of redemption (as described below) prior to August 15, 2027 for an optional redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or elects to convert its notes called (or deemed called) for optional redemption during the related redemption period.
Holders of the Notes have the right to require the Company to repurchase for cash all or any portion of their Notes on August 15, 2027 at a repurchase price equal to 100% of the principal amount at maturity of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, August 15, 2027. In addition, if the Company undergoes a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase their Notes at a cash repurchase price equal to 100% of the accreted principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Company may not redeem the Notes prior to August 20, 2025. The Company may redeem for cash all or any portion of the Notes (subject to certain exceptions and restrictions specified in the Indenture), at its option, on or after August 20, 2025 and on or before the 40th scheduled trading day immediately before the Maturity Date, at a cash redemption price equal to 100% of the accreted principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption to the holders of the Notes. No sinking fund is provided for the Notes.
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Contractual interest expense	$1,863	$—	$1,863	$—
Amortization of deferred financing costs	$643	$—	$643	$—
Effective interest rate	11.2%	—%	11.2%	—%
The following provides a summary of the convertible notes (in thousands):

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of
	September 30 2023	September 30 2022
Unamortized deferred issuance costs	$30,855	$—
Net carrying amount	219,145	—
Fair value	$177,750	$—
Fair value level	Level 3	—
Principal repayments due on Long-term debt and Related party note payable over the next five years are as follows (in thousands):

Years ending December 31,	Long-term debt	Related party note payable
2023 (October through December)	$402	$—
2024	12,249	—
2025	23,106	41,745
2026	14,424	—
2027	28,110	—
2028	257,710	—
Thereafter	185,460	—
	521,461	41,745
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(46,079)	(3,716)
Less: Current Portion	(7,065)	—
Total	$468,317	$38,029
NOTE 4 - STOCKHOLDERS’ EQUITY
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 450.0 million shares of common stock with a par value of $0.001. As of September 30, 2023, and December 31, 2022, 164.06 million and 163.55 million shares are issued and outstanding, respectively.
Preferred Stock
As of September 30, 2023, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
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
As of September 30, 2023, approximately 17.0 million shares of common stock are currently authorized for issuance under the Plan, of which approximately 8.9 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals applicable to the issued Plan awards).
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
A summary of restricted stock activity for the nine months ended September 30, 2023 and 2022 is as follows (in thousands except per share data):

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2021	2,671	$14.33	3.4
Granted	1,395	7.61
Vested	(872)	6.47
Forfeited	(441)	9.78
Non-vested at September 30, 2022	2,753	$11.52	2.9

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2022	2,760	$11.92	2.7
Granted	1,254	6.22
Vested	(716)	11.69
Forfeited	(114)	10.24
Non-vested at September 30, 2023	3,184	$9.75	2.4
Equity-based compensation cost is recorded within the selling, general and administrative expenses in the condensed consolidated statements of comprehensive income (loss), and totaled approximately $2.8 million and $8.1 million for the three and nine months ended September 30, 2023, respectively, and $2.4 million and $8.7 million for the three and nine months ended September 30, 2022, respectively.

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
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30, 2023	September 30, 2022
Expected annual dividend yield	—%	—%
Expected volatility	77.30%	—%
Risk-free rate of return	3.54%	—%
Expected option term (years)	6.50	—
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
A summary of stock option activity for the nine months ended September 30, 2023 and 2022 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	613	$28.90	6.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2022	613	$28.90	4.3

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2022	613	$28.90	4.0
Granted	459	5.72	10.0
Exercised	—	—
Forfeited	(5)	5.72
Balance, September 30, 2023	1,067	$19.03	5.9
Exercisable	613

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive income (loss) and was not material for the three and nine months ended September 30, 2023 and 2022. The weighted average grant-date fair values of options granted during the nine months ended September 30, 2023 and 2022 were $4.07 and $0, respectively. There were no stock options exercised during 2023 or 2022.
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
The Company issued 0.4 million and 1.0 million PSUs for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, the performance-based provision has not been achieved for any of the outstanding performance-based awards.
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
A summary of the PSU activity for the nine months ended September 30, 2023 and 2022 is as follows (in thousands except per share data):

	Number of PSUs	Weighted average grant date fair value	Weighted average remaining recognition period
Balance, December 31, 2021	424	$18.65	2.0
Granted	1,020	7.53	—
Vested	—	—	—
Forfeited	(382)	10.59	—
Balance, September 30, 2022	1,062	$10.86	1.9

	Number of PSUs	Weighted average grant date fair value	Weighted average remaining recognition period
Balance, December 31, 2022	1,060	$10.87	1.7
Granted	416	6.08	—
Vested	—	—	—
Forfeited	(11)	6.84	—
Balance, September 30, 2023	1,465	$9.53	1.5
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive income (loss), and was not material for the three and nine months ended September 30, 2023 and 2022.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 6 - WARRANTS
RTI Warrants
RTI Global (“RTI”) holds warrants to purchase 971 thousand shares of PCT common stock. RTI can exercise these warrants as of March 17, 2022. The warrants expire on December 31, 2024. The Company determined the warrants are liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the statements of comprehensive income (loss).
A summary of the RTI warrant activity for the nine months ended September 30, 2023 and 2022 is as follows (in thousands, except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	971	$5.56	$0.03	3.0
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	971	$5.56	$0.03	2.3
Exercisable	971

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2022	971	$5.56	$0.03	2.0
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2023	971	$5.56	$0.03	1.3
Exercisable	971
The Company recognized $4.0 million and $1.5 million of benefit for the three and nine months ended September 30, 2023, respectively, and $1.2 million of expense and $0.6 million of benefit for the three and nine months ended September 30, 2022, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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
There were approximately 5.7 million public warrants and 0.2 million private placement warrants outstanding at September 30, 2023 and 2022. The Company recognized $0.7 million and $0.3 million of benefit related to the private warrants for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0 of expense for the three and nine months ended September 30, 2022. Refer to Note 12 - Fair Value of Financial Instruments for further information.
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
The agreements governing the Series A Warrants (the “Series A Warrant Agreements”) provide for a Black-Scholes value calculation (“Black-Scholes Value”) in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series A Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company will classify the Series A Warrants as a liability pursuant to ASC 815.
As of September 30, 2023, there were approximately 17.9 million Series A Warrants outstanding. The Company recognized $44.1 million and $15.9 million of benefit related to the Series A Warrants for the three and nine months ended September 30, 2023, respectively, and $13.4 million and $16.8 million of expense for the three and nine months ended September 30, 2022, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
NOTE 7 – RELATED PARTY TRANSACTIONS
Sylebra Credit Facility
On March 15, 2023, PCT entered into the Revolving Credit Facility pursuant to the Revolving Credit Agreement with the Guarantors, Lenders, and the Administrative Agent, which matures on March 31, 2025. The Revolving Credit Facility was amended on May 8, 2023, August 4, 2023 and August 21, 2023. The Lenders and their affiliates are greater than 5% beneficial owners of PCT. Refer to Note 3 - Notes Payable and Debt Instruments for further information.
The Pure Plastic Term Loan Facility
On May 8, 2023, the Company entered into a $40.0 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025. The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company. Balances related to the Term Loan Credit Agreement are recorded within related party note payable in the condensed consolidated balance sheets and, in certain instances, the Term Loan Credit Agreement is referred to as the “Related party note payable.” Refer to Note 3 - Notes Payable and Debt Instruments for further information.
Green Convertible Notes
On August 24, 2023, the Company completed the private offering of the Notes. Entities affiliated with a greater than 5% beneficial owner of the Company purchased $50.0 million aggregate principal amount at maturity of the Notes.
NOTE 8 – NET INCOME (LOSS) PER SHARE
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
Presented in the table below is a reconciliation of the numerator and denominator for the basic earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income (loss) attributable to PureCycle Technologies	$4,886	$(34,948)	$(77,532)	$(75,384)
Less income attributable to participating warrants	(480)	—	—	—
Net income (loss) attributable to common shareholders	$4,406	$(34,948)	$(77,532)	$(75,384)

Weighted average common shares outstanding, basic	164,018	163,490	163,783	153,513
Net loss per share attributable to common stockholder, basic	$0.03	$(0.21)	$(0.47)	$(0.49)

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Presented in the table below is a reconciliation of the numerator and denominator for the diluted EPS calculations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to PureCycle Technologies	$4,886	$(34,948)	$(77,532)	$(75,384)
Less change in fair value of RTI Warrants	(4,049)	—	(1,485)	(553)
Less income attributable to participating warrants	(81)	—	—	—
Net income (loss) attributable to common shareholders	$756	$(34,948)	$(79,017)	$(75,937)
Denominator:
Weighted average common shares outstanding, basic	164,018	163,490	163,783	153,513
Add common equivalent shares from warrants	395	—	197	186
Add common equivalent shares from equity awards	1,135	—	—	—
Weighted average common shares outstanding, diluted	165,548	163,490	163,980	153,699

Net loss per share attributable to common stockholder, diluted	$0.00	$(0.21)	$(0.48)	$(0.49)
Certain outstanding common share equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. For the three months ended September 30, 2023 and 2022, the Company had outstanding instruments of approximately 23.8 million and 24.7 million warrants, 0.6 million and 0.6 million stock options, 0.7 million and 2.6 million non-vested restricted stock units, 1.5 million and 1.1 million non-vested performance stock units, 4.0 million and 4.0 million contingently-issuable shares related to the Earnout, and 16.9 million and 0 shares issuable upon conversion of the Green Convertible Notes (as described further in Note 3 – Notes Payable and Debt Instruments) which could be dilutive to the calculation in the future, respectively. For the nine months ended September 30, 2023 and 2022, the Company had outstanding instruments of approximately 23.8 million and 23.8 million warrants, 1.1 million and 0.6 million stock options, 3.1 million and 2.6 million non-vested restricted stock units, 1.5 million and 1.1 million non-vested performance stock units, 4.0 million and 4.0 million contingently-issuable shares related to the Earnout, and 16.9 million and 0 shares issuable upon conversion of the Green Convertible Notes which could be dilutive to the calculation in the future, respectively.
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of September 30, 2023
(in thousands)	Cost		Accumulated Depreciation	Net Book Value
Building	$81,526		$1,893	$79,633
Machinery and equipment	329,656		19,836	309,820
Leasehold Improvements	2,957		1,284	1,673
Fixtures and Furnishings	679		151	528
Land improvements	150		30	120
Land	1,150		—	1,150
Construction in process	233,001		—	233,001
Total property, plant and equipment	$649,119	649,119	$23,194	$625,925

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
Depreciation expense is recorded within operating costs in the condensed consolidated statements of comprehensive income (loss) and amounted to $9.3 million and $14.6 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, the Company is in Phase 3 of the License Agreement and has recorded $2.0 million within prepaid expenses and other non-current assets in the condensed consolidated balance sheets.
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
PCT received the funding from Nestle on January 8, 2019. The Company has recorded $1.0 million as a deferred research and development obligation within other non-current liabilities in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. Recognition related to the funding received will be deferred until it is probable that Nestle will not exercise their option. If the prepaid product purchase option is exercised, the obligation will be recognized as an adjustment to the transaction price of future product sales (e.g., net revenue presentation). If the option is not exercised, or in the case of development efforts not being successful, any amounts not converted to a loan obligation will be recognized as a reduction to research and development costs.
NOTE 11 - INCOME TAXES
The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended September 30, 2023 and 2022, the Company has reported tax expense of $0 and $0, respectively.
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
Assets and liabilities measured and recorded at Fair Value on a recurring basis
As of September 30, 2023 and December 31, 2022, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,349	$129,261	$—	$189,610	$51,250	$—	$—	$51,250
Restricted cash equivalents - current	33,277	—	—	33,277	68,850	—	—	68,850
Restricted cash equivalents - noncurrent	151,513	—	—	151,513	94,781	—	—	94,781
Investments:
Commercial paper, available for sale	—	9,866	—	9,866	—	32,756	—	32,756
Corporate Bonds, available for sale	—	—	—	—	—	58,442	—	58,442
US Treasury Notes, Available for sale	2,160	—	—	2,160	—	—	—	—
Municipal bonds, available for sale	—	—	—	—	—	7,394	—	7,394
Total investments	$2,160	$9,866	$—	$12,026	$—	$98,592	$—	$98,592

Liabilities
Warrant liability:
RTI warrants	$—	$—	$2,185	$2,185	$—	$—	$3,670	$3,670
Private warrants	—	—	493	493	—	—	784	784
Series A warrants	—	35,536	—	35,536	—	51,429	—	51,429
Total warrant liability	$—	$35,536	$2,678	$38,214	$—	$51,429	$4,454	$55,883
Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	September 30, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	101.1%	105.1%
Risk-free rate of return	4.9%	4.2%
Expected option term (years)	2.5	3.2
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
The aggregate values of the private warrants were $0.5 million and $0.8 million on September 30, 2023 and December 31, 2022, respectively.
A summary of the private warrants activity from December 31, 2022 to September 30, 2023 is as follows:

Fair value (Level 3)
Balance at December 31, 2022	$784
Change in fair value	(291)
Balance at September 30, 2023	$493
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
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

	September 30, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	89.5%	99.7%
Risk-free rate of return	5.3%	4.4%
Expected option term (years)	1.3	2.0
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For September 30, 2023, the expected volatility was calculated based on the specific volatility of PCT’s publicly-traded common stock. For December 31, 2022, the expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree model calculation.
The Company has an option to repurchase the warrants at any time. The maximum fair value of the warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.
Changes in Level 3 liabilities measured at fair value from December 31, 2022 to September 30, 2023 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2022	$3,670
Change in fair value	(1,485)
Balance at September 30, 2023	$2,185

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
The following table represents the Company’s available-for-sale investments by major security type as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$9,871	$—	$(5)	$9,866
US Treasury Notes	2,162	—	(2)	2,160
Corporate Bonds	—	—	—	—
Municipal Bonds	—	—	—	—
Total	$12,033	$—	$(7)	$12,026

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$32,997	$—	$(241)	$32,756
Corporate Bonds	58,791	—	(349)	58,442
Municipal Bonds	7,446	—	(52)	7,394
Total	$99,234	$—	$(642)	$98,592

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table represents the Company’s available-for-sale investments by contractual maturity as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,033	$12,026	$92,253	$91,669
Due after one year through five years	—	—	6,981	6,923
Total	$12,033	$12,026	$99,234	$98,592
Debt securities as of September 30, 2023 had an average remaining maturity of 0.3 years.
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2023 and 2022, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
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
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of September 30, 2023.
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
On August 4, 2022, the U.S. District Court for the Middle District of Florida dismissed the Class Action Lawsuits, without prejudice. Plaintiffs filed their second amended complaint on August 18, 2022 in which they seek to represent a class of investors who purchased or otherwise acquired PCT’s securities between November 16, 2020, and November 10, 2021. On September 15, 2022, the PCT Defendants and Byron Roth each filed a motion to dismiss the second amended complaint, and the parties filed additional responsive pleadings in October 2022. On June 15, 2023, the U.S. District Court for the Middle District of Florida granted the PCT Defendants’ motion solely with regard to named defendant Tamsin Ettefagh, but denied the motion as to all other defendants. On June 30, 2023, the PCT Defendants filed a Motion for Reconsideration. Further, on July 14, 2023, each of the PCT and Roth Defendants filed their respective Answers and Counterclaims. The Motion for Reconsideration remains pending.
On September 29, 2023, Jay Southgate, a purported shareholder, filed a complaint in the U.S. District Court for the Southern District of New York against PCT, and certain senior members of management, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings between August 8, 2023 and September 13, 2023, regarding the status of commissioning activities at the Ironton Facility, and specifically the impact of a power outage at the Ironton Facility in August 2023 and subsequent seal system failure in September 2023.
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
At this stage of the litigation, neither PCT nor the Individual Ayers Defendants have answered Ayers’ complaint, moved to dismiss the complaint, or otherwise responded to the complaint. On March 17, 2022, the court granted the parties’ joint stipulation to stay the Ayers Derivative Suit and administratively closed the matter pending the disposition of the motions to dismiss in the Class Action Lawsuits. Should the Ayers Derivative Suit be reopened in the future, the Individual Ayers Defendants intend to vigorously defend against the Ayers Derivative Suit. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Ayers Derivative Suit.
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
On June 16, 2023, following unsuccessful efforts at mediating various disputes over certain unapproved change orders and payment applications, DB filed a demand for binding arbitration (“Arbitration Demand”) with the American Arbitration Association (“AAA”), seeking approximately $17.0 million related to certain fee applications, change orders and amounts currently held in retainage by PCO, and, on June 21, 2023, filed a mechanics lien in Lawrence County, Ohio for the same sum. On July 20, 2023, PCO filed its Answer and Counterclaim, in which PCO contends that various deficiencies in DB’s work resulted in damages to PCO in excess of DB’s $17.0 million Arbitration Demand, including, but not limited to, the following: DB’s insufficient and incomplete engineering drawings and packages, insufficient and unorganized material management, insufficient and inefficient contractor management, insufficient and rudimentary schedule management, incomplete and inefficient procurement procedures, and that the Company was required to undertake significant re-work at additional cost resulting from DB’s failure to adequately perform its obligations under the EPC Contract. On September 14, 2023, DB filed a motion with the AAA seeking to join ThermalTech Engineering, Inc., and ThermalTech Turnkey Solutions LLC, a subcontractor engaged by DB to provide engineering services for the Ironton Project. PCO and ThermalTech Engineering, Inc. have objected to the joinder and the matter remains pending.
On August 30, 2023, DB filed a breach of contract claim against PCO and others in Lawrence County Ohio, alleging the same facts contained in its arbitration demand, as well as an action to foreclose on a lien filed in Lawrence County, Ohio. Concurrently DB requested the complaint be stayed pending the resolution of all issues in the arbitration.
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
On October 6, 2023 and October 27, 2023, the Company received two additional books and records demands pursuant to Section 220 of the Delaware General Corporation Law, from two purported stockholders of the Company, in connection with the stockholders’ investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. We are currently unable to predict the outcome of this matter.
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
Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern. The assets associated with financing leases have been included in property, plant and equipment in the condensed consolidated balance sheet. Depreciation on financing lease assets is included in operating costs on the condensed consolidated statement of comprehensive income (loss). The Company does not sublease any of its material leased assets to third parties and the Company is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
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
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended September 30, 2023 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended September 30, 2023 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.
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

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The components of lease expense and supplemental cash flow information related to leases for the periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$1,252	$618	$3,042	$1,390
Short-term lease cost	211	83	795	291
Total lease cost	$1,463	$701	$3,837	$1,681

			Nine Months Ended September 30,
			2023	2022
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases			$2,687	$1,829
Right-of-use assets obtained in exchange for new operating lease liabilities			$13,084	$8,266
Weighted-average remaining lease term (in years) - operating leases			15.3	7.9

Discount rates
Weighted-average discount rate - operating leases			6.0%	4.7%
The supplemental balance sheet information related to leases for the period is as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$30,050	$19,136
Accrued expenses	$2,446	$2,188
Other long-term liabilities	27,556	16,620
Total operating lease liabilities	$30,002	$18,808

PureCycle Technologies, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2023 (October through December)	$813
2024	4,495
2025	4,551
2026	4,457
2027	4,054
2028	2,814
Thereafter	29,347
Total lease payments	50,531
Less: Imputed interest	(20,529)
Present value of lease liabilities	$30,002
AEDA Sale-leaseback Transaction
On June 30, 2023, PCT entered into a series of agreements with the Development Authority of Augusta, Georgia (the “AEDA”) to construct phase one (“Phase One”) of its first U.S. multi-line facility in Augusta, Georgia. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyers and pipelines (the “Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. PCT anticipates that the first portion of Phase One will consist of one purification line, with construction expected to begin by the end of 2023. PCT is obligated to spend at least $440 million toward the construction of Phase One. Construction of the first purification line must be completed by December 31, 2026, but PCT expects that it will be completed sooner. Through September 30, 2023, PCT has invested approximately $77 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments.
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
NOTE 16 - SUBSEQUENT EVENTS
In connection with the preparation of the condensed consolidated interim financial statements for the period ended September 30, 2023, management has evaluated events through November 9, 2023 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:
On November 8, 2023, the Limited Waiver parties entered into the Second Limited Waiver pursuant to which the September Milestone Event of Default was waived, various Milestones were amended and extended and certain additional requirements were imposed upon PCT and its subsidiaries. Refer to Note 3 – Notes Payable and Debt Instruments for further information.

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
The Ironton Facility
PCT commenced commissioning activities at its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), in the second quarter of 2023; has achieved mechanical completion of the plant and commenced initial post-industrial recycled pellet production. On June 28, 2023, the independent construction monitor reviewing construction and commissioning of the Ironton Facility issued its certification confirming commencement of production of post-industrial recycled pellets, which was required to achieve a key milestone in connection with the Ironton Facility financing. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019, and the Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. PCT expects to begin producing and selling its UPR resin in 2023, with full Ironton Facility production capacity achieved in 2024.
During the Ironton Facility’s construction phase, the Company incurred certain expenses that were not included in the original core project scope finalized in late 2020. The changes and additions to the original scope included investments to enhance safety, operational reliability, purification flexibility in processing different types of feedstocks, and digital automation. We believe these changes will enable the facility to (i) process higher levels of solids and contaminants, (ii) be “Born Digital,” and (iii) include enhanced safety measures. More specifically, the additional costs are a result of, among other things, the purchase of additional purification equipment; IT infrastructure, hardware, and software; as well as inflation and supply chain issues caused by COVID-19. As of September 30, 2023, PCT anticipates that up to $12.5 million will be needed to complete the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone. The final investment for the Ironton Facility was approximately $360 million, exclusive of this performance guarantee payment.

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
On June 30, 2023, PCT and the AEDA executed an Economic Development Agreement (“EDA”) related to the Company’s plans to construct the Augusta Facility. Pursuant to the EDA, PCT expects to receive certain property tax abatement benefits as well as certain other incentives, including site infrastructure development assistance (“Incentive Benefits”). In order to receive the Incentive Benefits under Phase One (as defined below) of the Augusta Project, PCT will be obligated to create 82 full-time jobs with investments of at least $440 million no later than December 31, 2026. Through September 30, 2023, PCT has invested approximately $77 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments. If PCT elects to activate the second phase of the Augusta Project, PCT will be required to create an additional 25 full-time jobs and investments of $295 million no later than December 31, 2028. To the extent PCT fails to achieve an average of 80% of the jobs and investment commitments in any year over the 20-years of each phase, PCT will be required to make a repayment to the AEDA of a pro rata portion of the total value of the Incentive Benefits received by PCT in such year.
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
To date, we have not generated any operating revenue. We expect to begin to generate revenue later in 2023 when we expect the Ironton Facility to become commercially operational.
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

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of three and nine month periods ended September 30, 2023 and 2022
The following table summarizes our operating results for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except %)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Costs and expenses
Operating costs	$21,897	$6,451	$15,446	239%	$44,413	$16,948	$27,465	162%
Research and development	178	254	(76)	(30)%	731	843	(112)	(13)%
Selling, general and administrative	13,172	14,382	(1,210)	(8)%	39,725	42,083	(2,358)	(6)%
Total operating costs and expenses	35,247	21,087	14,160	67%	84,869	59,874	24,995	42%
Interest expense	10,750	159	10,591	(6661)%	14,883	1,197	13,686	1143%
Interest income	(2,117)	(1,261)	(856)	(68)%	(5,077)	(2,031)	(3,046)	150%
Change in fair value of warrants	(48,817)	14,884	(63,701)	428%	(17,669)	16,224	(33,893)	(209)%
Other expense	51	79	(28)	(35)%	526	120	406	338%
Net income (loss)	$4,886	$(34,948)	$39,834	(114)%	$(77,532)	$(75,384)	$(2,148)	3%
Operating costs
The increase for the three and nine month periods was primarily attributable to higher employee costs of $2.0 million and $7.5 million due primarily to increased headcount at the Ironton Facility, higher depreciation expense of $8.4 million and $12.0 million due primarily to placing the Ironton Facility assets in service in the second quarter of 2023, increased operational site costs of $3.6 million and $4.4 million related to commissioning and operating the Ironton Facility, higher rent for operating facilities of $0.7 million and $2.0 million, $0.4 million and $0.9 million related to increased operational consulting due primarily to on-site third party assistance for Ironton Facility mechanical completion and commissioning activities, and $0.3 million and $0.7 million of other net increases, respectively.
Research and development expenses
Research and development expenses did not significantly change period over period.
Selling, general and administrative expenses
The decrease for the three and nine month periods was primarily attributable to lower bonus expense due to lower expected attainment of organizational goals over the prior period.
Interest expense
The increase for the three and nine month periods was attributable to additional financing incurred in the second and third quarters of 2023, including closing of $250.0 million of green convertible senior notes in August 2023, as well as ceasing capitalization of interest on the Revenue Bonds beginning in June 2023 as the plant is now in service.
Interest income
The increase for the three and nine month periods was attributable to higher interest earned on PCT’s investment portfolio and money market funds due to rising interest rates.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Change in fair value of warrants
The increased benefit for the three and nine month periods was attributable to the change in fair value of the Company’s liability-classified warrants, of which the primary drivers of the change in valuation related to changes in the underlying price of PCT’s common stock, as well as fluctuations in volatility and reduction in the warrant terms with the passage of time.
Other expense
Other expenses did not significantly change period over period.
Liquidity and Capital Resources
To date, PCT has not generated any operating revenue. PCT expects to begin to generate revenue in 2023 from our commercial plant in Ironton. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing. Additionally, in March of 2022, PCT consummated an offering pursuant to which PCT sold to certain investors, in a private placement, an aggregate of 35.7 million shares of our common stock and warrants to purchase an aggregate of 17.9 million shares of our common stock (the “Series A Warrants”), at a price of $7.00 per Common Stock and one-half of one Series A Warrants, for gross proceeds of approximately $250.0 million (the “2022 PIPE Offering”). PCT incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering. On March 15, 2023, PCT entered into the Revolving Credit Facility (as defined and described below), and in May of 2023, PCT entered into the Term Loan Facility (as defined and described below), as well as the Master Lease Agreement and Equipment Procurement Agreement (as defined and described below), which provided additional unrestricted liquidity. Further, in August 2023, PCT priced the Green Convertible Notes for an aggregate gross principal amount of $250.0 million (as described below).
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

(in millions)	September 30, 2023	December 31, 2022
Cash	$199.4	$63.9
Debt Securities Available for Sale	12.0	98.6
Unrestricted Liquidity	$211.4	$162.5
Less: Other Ironton Set-aside	—	54.6
Available Unrestricted Liquidity	$211.4	$107.9

Ironton Facility Construction	$—	$13.2
Liquidity Reserve	102.2	50.0
Capitalized Interest and Debt Reserve	41.7	38.0
Other Required Reserves Ironton	26.0	21.2
Augusta Construction Escrow	13.5	39.4
Letters of Credit and Other Collateral	1.4	1.3
Restricted Cash (current and non-current)	$184.8	$163.1

Revenue Bonds	$234.3	$233.5
Green Convertible Notes	219.2	—
Equipment Financing Payable	21.9	—
Pure Plastic Note Payable	38.0	—
Add: Discount and Issuance Costs	49.8	16.1
Gross Long-term Debt and Related Party Note Payable	$563.2	$249.6
As of September 30, 2023, PCT had $211.4 million of Available Unrestricted Liquidity. On March 15, 2023, PCT entered into a $150.0 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes. There are currently no borrowings under the Revolving Credit Facility.
As of September 30, 2023, PCT anticipates that up to $12.5 million will be needed to complete the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone.
As further described in Note 3 – Notes Payable and Debt Instruments – to the notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, the Company and its subsidiaries agreed to achieve certain Milestones set forth in the Limited Waiver in connection with the Ironton Facility (terms used as defined below). As of September 30, 2023, the Ironton Facility failed to meet one such Milestone related to certain targeted production and performance targets, specifically, it failed to produce 4.45 million pounds of pellets from its feedstock in a single month by that date (“September Milestone”). This created a Specified Event of Default under the Limited Waiver (the “September Milestone Event of Default”).
On November 8, 2023, the Limited Waiver parties entered into a Limited Waiver and Second Supplemental Indenture (the “Second Limited Waiver”) pursuant to which the September Milestone Event of Default was waived, various Milestones were amended and extended and certain additional requirements were imposed upon PCT and its subsidiaries (as described further in Note 3 – Notes Payable and Debt Instruments – to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q). These additional requirements include depositing $50 million of additional collateral to the Trustee Account, which was paid on November 8, 2023.
PCT also has other capital commitments of approximately $24.6 million related to long-lead equipment and pre-construction work for the Augusta Facility and $21.3 million for equipment and leases related to future Feed PreP

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
and purification facilities. There are also ongoing monthly costs associated with managing the company, paying debt service obligations, and preparing the Ironton Facility for revenue generation.
PCT believes that its current level of Liquidity, including the unused Revolving Credit Facility may be sufficient to fund operations and outstanding commitments. However, given the September Milestone Event of Default, and lack of revenue to date, there is substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.
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
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
(in thousands, except %)	2023	2022	$ Change	% Change
Net cash used in operating activities	$(61,330)	$(50,164)	$(11,166)	22%
Net cash used in investing activities	(55,329)	(203,794)	148,465	(73)%
Net cash provided by financing activities	273,275	247,618	25,657	10%
Cash and cash equivalents, beginning of period	227,523	263,858	(36,335)	(14)%
Cash and cash equivalents, end of period	$384,139	$257,518	$126,621	49%
Cash Flows from Operating Activities
The $11.2 million increase in net cash used in operating activities for the nine months ending September 30, 2023 compared to the same period in 2022 was attributable to higher cash paid for raw materials and maintenance inventory of approximately $5.1 million, increased cash paid related to higher employee costs of $1.8 million, $3.4

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
million in additional interest and security deposit payments related to an equipment financing liability, and $0.9 million of other net increases.
Cash Flows from Investing Activities
The $148.5 million decrease in cash used in investing activities for the nine months ending September 30, 2023 compared to the same period in 2022 was attributable to $180.4 million lower investment purchases and $69.4 million lower capital expenditure payments, offset by $101.3 million of lower maturities and sales of investments.
Cash Flows from Financing Activities
The $25.7 million increase in net cash provided by financing activities for the nine months ending September 30, 2023 compared to the same period in 2022 was primarily attributable to $285.1 million debt financing raised in 2023 compared to $250.0 million raised in 2022 related to proceeds from the 2022 PIPE Offering, lower share repurchase activity related to withholding on equity vesting of $0.4 million in 2023 compared to 2022, offset by $10.6 million in debt issuance costs and LOC fees related to new financing arrangements incurred in 2023 compared to equity issuance costs in 2022 of $0.8 million,
Indebtedness
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
Subject to the following conditions, the Specified Event of Default was waived in exchange for PCO’s agreement to meet certain milestones toward completing the Ironton Facility, to deposit additional equity aggregating approximately $87.3 million with the Trustee for various purposes and to make certain other representations and warranties; provided, however, that any failure to comply with the terms of the Limited Waiver would be an immediate Event of Default under the Indenture and Loan Agreement, which will be deemed to have occurred on January 2, 2023 with respect to any requirements to pay accrued and unpaid interest at the Default Rate (as defined in the Indenture).

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
As a result of the September Milestone Event of Default (as further described above), on November 8, 2023, the Limited Waiver parties entered into the Second Limited Waiver. The principal terms of the Second Limited Waiver, include, but are not limited to, the following:
i.PCO will deposit an additional $50,000,000 (the “Trustee Account Deposit”) in the Trustee Account (as defined in the Limited Waiver), such that at least $100,000,000 (the “Aggregate Trustee Deposit”) shall be on deposit in the Trustee Account so long as any Revenue Bonds remain outstanding; provided, that if no Event of Default shall have occurred and be continuing, $50,000,000 of funds in the Trustee Account shall be released back to PCO upon satisfaction of the conditions set forth in Section 4.11(a) of the amended and restated Guaranty.
ii.subject to there being no default or event of default and compliance with the other terms of the Second Limited Waiver, once per quarter, PCO (and the Guarantor, if applicable) may request the release to PCO (or the Guarantor, as applicable) of any investment income or earnings with respect to amounts in the Trustee Account and the Liquidity Reserve Escrow Fund that have been invested pursuant to the terms of the Indenture or the Liquidity Reserve Escrow Agreement (as applicable).
iii.PCO shall have produced 4.45 million pounds of pellets from its feedstock for thirty consecutive days by December 31, 2023, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee;
iv.performance testing of the Ironton Facility shall be complete by no later than February 28, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee;
v.completion of the Project, including the acquisition, construction and equipping of the Ironton Facility, shall occur by no later than March 31, 2024, which shall be evidenced by a Certificate of Completion delivered to the Trustee;
vi.PCO shall have produced 8.90 million pounds of pellets from its feedstock for thirty consecutive days by April 30, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee; and PCO shall have fully-ramped production at the Ironton Facility to nameplate capacity of 107 million pounds per year produced from its feedstock by no later than April 30, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee; and
vii.the milestones referenced in (iii) – (vi) above (each, a “ Revised Milestone”), shall replace the corresponding Milestones in the Limited Waiver. If PCO fails to meet any of the Revised Milestones, no

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Event of Default shall have occurred until PCO has failed to meet such Revised Milestone on the date that is ninety days after such Revised Milestone date; provided, however, that during such ninety-day period, PCO will pay interest from the date of the Revised Milestone requirement until the date that the Revised Milestone is satisfied at the Default Rate, and notwithstanding anything to the contrary in the Indenture, the Loan Agreement, the Limited Waiver or the other Financing Documents or Bond Documents (each as defined in the Second Limited Waiver), PCO shall not have any access to any funds in the Trust Estate or otherwise held with the Trustee or a third-party (including, without limitation, funds in the Operating Revenue Escrow Fund and the Liquidity Reserve Escrow Fund (terms used as defined in the Second Limited Waiver)) pursuant to the Financing Documents until the date that such Milestone is satisfied.
Equipment Financing
CSC Leasing Co.
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
In connection with the above, CSC has funded $19.8 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36 month lease, which will commence when 1) the Company accepts delivery of the equipment at its operating location and 2) all final bills from Vendor are paid. The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the condensed consolidated balance sheet and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence late in second quarter of 2024, and the repayment schedule below assumes payments under the 36 month term commence on June 1, 2024.
The Company is also required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023 and are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC (the “Lease Rate Factor”). The Company has determined that these payments represent a cost of borrowing under the financing arrangement and has recorded the payments as interest expense in the condensed consolidated statements of comprehensive income (loss). The Company incurred $1.9 million and $2.7 million of interest related to these obligations for the three and nine months ended September 30, 2023. The Lease Rate Factor is indexed to the WSJ Prime Rate as published by the Wall Street Journal and may be increased for every five basis point change in the index prior to final commencement of the 36 month lease term. Upon commencement of the 36 month lease term, the payments will be characterized as repayment of debt, and the expected coupon rate for the 36 month term is 7.25% based on the WSJ Prime Rate published as of September 30, 2023.
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
Other Equipment Financing
PCT has executed other equipment sale leasebacks which qualify as financing arrangements, with a total of $ 2.1 million outstanding as of September 30, 2023.
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
On August 21, 2023, the Company further amended the Revolving Credit Agreement to (i) increase the amount available to the Company under the indebtedness covenant basket for offerings of unsecured convertible notes from $200,000,000 to $250,000,000 and (ii) make certain changes to the restricted payments covenant and the events of default section in order to permit the Notes (as described below).
There were no funds drawn on the Revolving Credit Facility as of September 30, 2023. The up-front commitment fee and other costs of $1.3 million have been recorded in prepaid expenses and other current assets and will be amortized over the term of the contract.
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
The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender funded the term loan on May 17, 2023 (the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5% and the interest rate for the outstanding ter loan was 12.9% as of September 30, 2023. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings. The Company incurred $1.3 and $2.0 million of interest cost during the three and nine months ended September 30, 2023. The interest due to date of $$1.7 million was paid entirely in kind, which increased the principal amount of the Term Loan Facility by this amount (the “PIK Interest”). The Company has the contractual right to pay all interest payments in kind and may make this election for all interest payments for the duration of the Term Loan Facility. The repayment schedule presented below does not contemplate future PIK Interest.
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
On August 21, 2023, the Company amended the Term Loan Credit Agreement to (i) increase the amount available to the Company under the indebtedness covenant basket for offerings of unsecured convertible notes from $200,000,000 to $250,000,000 and (ii) make certain changes to the restricted payments definition and the restricted payments covenant in order to permit the Notes.
Green Convertible Notes
On August 24, 2023, the Company completed the private offering of $250.0 million total aggregate principal amount of 7.25% Green Convertible Senior Notes due 2030 (the “Notes”). Each $1,000 principal amount at maturity of the Notes was issued at a price of $900. An amount equal to the difference between the issue price and the principal amount at maturity will accrete from the original issue date through August 15, 2027. The Notes are senior unsecured obligations of the Company. Entities affiliated with Sylebra Capital Management purchased $50.0 million aggregate principal amount at maturity of Notes.
The net proceeds from this offering, excluding any offering expenses, were approximately $218.50 million, after deducting the initial purchaser’s discounts and fees paid to our financial advisor. The Company intends to allocate an amount equal to the net proceeds from this offering to the financing and refinancing of recently completed and future Eligible Green Projects (as defined below) in the United States. In particular, the Company intends to allocate the net proceeds from this offering to make payments on certain long-lead items and fund initial outside battery limits engineering design work, both associated with a multi-line purification facility to be built in Augusta, Georgia. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes.
“Eligible Green Projects” means: (i) investments in acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case, that have received, or are expected to receive, in the three years prior to the issuance of the Notes or during the term of the Notes, a Leadership in Energy and Environmental Design (LEED) Silver, Gold or Platinum certification (or environmentally equivalent successor standards).
In connection with the issuance of the Notes, the Company entered into an Indenture, dated August 24, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The events of default, as set forth in the Indenture and subject in certain cases to customary grace and cure periods, include customary events including a default in the payment of principal or interest, failure to comply with the obligation to deliver amounts due upon conversion, failure to give certain notices, failure to comply with the obligations in respect of certain merger transactions, defaults under certain other indebtedness and certain events of bankruptcy and insolvency.
The Notes will mature on August 15, 2030, unless earlier repurchased, redeemed or converted. The Notes will bear interest at a rate of 7.25% per annum on the principal amount at maturity from August 24, 2023, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024.
Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will initially be 67.4764 shares of common stock per $1,000 principal amount at maturity of notes (equivalent to an initial conversion price of approximately $14.82 per share of common stock), which represents a conversion premium of approximately 50% to the $9.88 per share closing price of the Company’s common stock on the Nasdaq Capital Market on August 21, 2023. The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, following certain corporate events described in the Indenture that occur prior to August 15, 2027, or upon the issuance of a notice of redemption (as described below) prior to August 15, 2027 for an optional redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or elects to convert its notes called (or deemed called) for optional redemption during the related redemption period.
Holders of the Notes have the right to require the Company to repurchase for cash all or any portion of their Notes on August 15, 2027 at a repurchase price equal to 100% of the principal amount at maturity of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, August 15, 2027. In addition, if the Company undergoes a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase their Notes at a cash repurchase price equal to 100% of the accreted principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Company may not redeem the Notes prior to August 20, 2025. The Company may redeem for cash all or any portion of the Notes (subject to certain exceptions and restrictions specified in the Indenture), at its option, on or after August 20, 2025 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the accreted principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption to the holders of the Notes. No sinking fund is provided for the Notes.
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

PureCycle Technologies, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks as of September 30, 2023 does not differ materially from that included in our most recent Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
PCT’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures in ensuring that the information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, PCT’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of September 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q), due to material weaknesses in internal control over financial reporting, as further described in our Annual Report on Form 10-K and summarized below:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the third quarter of 2023:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	63,444	$10.60	—	$—
August 1 to August 31	12,947	10.33	—	—
September 1 to September 30	1,174	9.13	—	—
Total	77,565	$10.53	—	$—
* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2023.

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

4.1
Indenture, dated as of August 24, 2023, between PureCycle Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2023)

4.2	Form of 7.25% Green Convertible Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2023)

10.1
Second Amendment to Credit Agreement, dated as of August 4, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023)

10.2
First Amendment to Credit Agreement, dated as of August 21, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2023)

10.3
Third Amendment to Credit Agreement, dated as of August 21, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2023)

10.4
Limited Waiver and Second Supplemental Indenture, dated as of November 8, 2023, among the Southern Ohio Port Authority, UMB Bank, N.A., as Trustee, PureCycle Technologies, Inc., PCTO Holdco LLC and PureCycle: Ohio LLC.*

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2023*

31.2	Rule 13a – 14(a) Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended September 30, 2023*

PureCycle Technologies, Inc.
PART II — OTHER INFORMATION — CONTINUED

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2023*

32.2	Section 1350 Certification by Lawrence Somma, Chief Financial Officer, for the quarter ended September 30, 2023*

101.1	The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022.
(iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Nine Months Ended September 30, 2023 and 2022.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022.
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

Date: November 9, 2023