Form 10-K
period 2023-12-31
PureCycle Technologies, Inc.
filed 2024-03-06
CIK 1830033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.3 billion based on a closing price of $10.69 as reported on the Nasdaq Capital Market on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.
As of March 1 2024, there were 164,334,516 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement (the “Proxy Statement”) for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•    the ability of PCT’s first commercial-scale recycling facility in Lawrence County, Ohio (the “Ironton Facility”) to be appropriately certified by Leidos (as defined below), following certain performance and other tests, and commence full-scale commercial operations in a timely and cost-effective manner, or at all;
•    PCT’s ability to meet, and to continue to meet, the requirements imposed upon it and its subsidiaries by the funding for its operations, including the funding for the Ironton Facility;
•PCT’s ability to minimize or eliminate the many hazards and operational risks at its manufacturing facilities that can result in potential injury to individuals, disrupt its business, (including interruptions or disruptions in operations at its facilities), and subject PCT to liability and increased costs;
•    PCT’s ability to complete the necessary funding with respect to, and complete the construction of, (i) its first U.S. multi-line facility, located in Augusta, Georgia (the “Augusta Facility”); (ii) its first commercial-scale European plant located in Antwerp, Belgium and (iii) its first commercial-scale Asian plant located in Ulsan, South Korea, in a timely and cost-effective manner;
•    PCT’s ability to establish, sort and process polypropylene plastic waste at its plastic waste prep (“Feed PreP”) facilities;

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
•    the outcome of any legal or regulatory proceedings to which PCT is, or may become, a party including the securities class action and putative class action cases;
•    geopolitical risk and changes in applicable laws or regulations;
•    the possibility that PCT may be adversely affected by other economic, business, and/or competitive factors, including interest rates, availability of capital, economic cycles, and other macro-economic impacts;
•    turnover or increases in employees and employee-related costs;
•    changes in the prices and availability of labor (including labor shortages), transportation and materials, including inflation, supply chain conditions and its related impact on energy and raw materials, and PCT’s ability to obtain them in a timely and cost-effective manner;
•    any business disruptions due to political or economic instability, pandemics, armed hostilities (including the ongoing conflict between Russia and Ukraine and the conflict in the Middle East);
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

PureCycle Technologies, Inc.
PART 1

Item 1.    Business
Overview
PCT is commercializing a patented purification recycling technology (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin with near-virgin characteristics, called ultra-pure recycled (“UPR”) resin, which has nearly identical properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. In April 2023, we certified as mechanically complete our first commercial scale recycling facility (the "Ironton Facility"), which is expected to have capacity of approximately 107 million pounds/year when fully operational. Commissioning activities have begun but the plant is not yet operating at the expected full capacity. The plant is expected to be fully operational later in 2024. Our goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, provide consumers with polypropylene-based products that are sustainable, and reduce overall polypropylene waste in the world’s landfills and oceans.
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
PCT intends to build new recycling production facilities globally, as project financing becomes available. In addition to the Ironton Facility and our first U.S. facility with multiple lines for purification (“multi-line facility”) to be located in Augusta, Georgia (the “Augusta Facility”), and multiple Feed PreP facilities centrally located, we currently expect the next plants to be located in the Port of Antwerp in Belgium and Ulsan, South Korea under a joint venture. The Augusta Facility will be our first scaled up multi-line facility model. Pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility is currently underway and is expected to create efficiencies across the construction and permitting processes. Further, we have placed orders for our long-lead equipment for the Augusta Facility, with additional construction progress expected to begin sometime in late 2024, pending timely completion of project financing.
PCT is pursuing a leading role in solvent-based polypropylene recycling. The Company’s Feedstock Evaluation Unit (“FEU”), which has been operational since July 2019, is a smaller scale replica of the Ironton Facility. The FEU was designed to simulate commercial production and validate for PCT’s customers and suppliers the viability of our process, which has helped PCT secure 20+ year signed offtake agreements and feedstock supply agreements with large multi-national partners and industry participants. Based on the testing PCT has performed and continues to perform through the FEU and independent labs, PCT believes a sufficient number of feedstock sources have been identified that are suitable for its purification technology. PCT has partnered with suppliers to provide the required mix and quality of feedstock necessary to meet its offtake requirements at Ironton, and believes it will be able source feedstock sufficient to support future operations in the U.S., Europe, and Asia.
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
Industry Background
Currently, polypropylene is one of the largest contributors to the global plastics waste crisis. Each year more than 170 billion pounds of polypropylene are manufactured and incorporated into a wide array of consumer facing and industrial products. According to a 2022 report from Greenpeace, the EPA (as defined below) estimated in a 2018 study that less than 1% of polypropylene is collected and recycled annually, compared to approximately 19% of polyethylene terephthalate (“PET”). Many of the advantages attributed to polypropylene (strength, toughness, elasticity) also contribute to its problematic waste stream after initial use. Due to its chemical makeup, polypropylene does not react with diluted bases and acids. Consequently, polypropylene does not break down and can remain a pollutant in our oceans, landfills, and food chain for centuries. Despite these environmental consequences, polypropylene utilization continues to increase, with a projected 3.5% average annual growth rate over the next 5 years, based on 2022 data.
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
PureCycle’s Solution: Ultra-Pure Recycled Polypropylene
PCT’s recycling technology is a purification recycling process that uses a combination of solvent, temperature, and pressure. Waste stream polypropylene is returned to near-virgin condition through a novel configuration of commercially available equipment and unit operations. The process puts the plastic through a physical extraction process using super critical fluids that both extract and filter out contaminants and purify the color, opacity, and odor of the plastic with minimal controlled alteration of the physical characteristics of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin. The unique super-critical fluid extraction process does not require chemical reactions.
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
Offtake and Customers
Based on current offtake subscription agreements and letters of intent (“LOIs”), PCT intends to market and sell the UPR resin to a wide range of industries, including but not limited to: resin distributors, resin converters, compounders, consumer goods manufacturers, food and beverage producers, toy manufacturers and personal care goods producers. Polypropylene is used in a variety of end markets, including consumer packaged goods, electronics, automotive, building & construction, household goods and agriculture. Due to a growing awareness around sustainability and many multinational companies shifting their strategic focus to sustainability as a key differentiator, PCT intends to provide UPR resin to a diversified customer base across most, if not all, of these end markets over time.
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
PCT’s efforts to reliably and cost-effectively source high quality polypropylene content waste feedstock are ongoing and primarily consist of purchasing pre-sorted polypropylene waste feedstock from various suppliers and purchasing non-sorted plastic waste that PCT itself sorts through its Feed PreP facilities. PCT’s polypropylene waste feedstock sourcing strategy will evolve as the market for polypropylene waste feedstock evolves.
The Processing Facilities
The Feedstock Evaluation Unit
The FEU is an 11,000 square foot facility located adjacent to the commercial line at the Ironton Facility in Lawrence County, Ohio with over 1 mile of stainless-steel piping. The facility was completed in July 2019 and has been producing UPR resin product since that time. The FEU is considered a pilot scale replica of the larger commercial line at the Ironton Facility. It serves the strategic purpose of determining if new feedstock streams are of sufficient quality before introducing them into the commercial line at the Ironton Facility, as well as providing sample UPR resin to prospective customers. Quantities of offtake from the FEU have been provided to offtake partners for evaluation. To date, the product produced is within ranges acceptable under contractual offtake agreements. The FEU will remain a critical component for testing feedstock for PCT’s current and future plants.
Ironton Facility
Located on the same site as the FEU, PCT commenced construction in October 2020 on the Ironton Facility, began commissioning in April 2023, and became operational later in 2023. While the plant began operations in 2023, it has not yet reached significant continuous operational volumes. The approximately 150,000 square foot facility houses commercial-scale equipment designed to process 182 tons of feedstock per day into UPR resin and will also be used for feedstock pre-processing and feedstock storage. An additional building has been leased for feedstock pre-processing research and development. The Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. We expect the Ironton Facility to be fully operational later in 2024.
Augusta Facility
PCT announced that it had secured the site location for its second purification facility in Augusta, Georgia on July 29, 2021 and executed a lease on June 30, 2023, for an approximately 150-acre tract, with the availability to lease a second tract, totaling approximately 50 acres, subject to various milestones. The Southeast was targeted given its ideal location for access to feedstock and multiple ports creating numerous options for exporting the UPR resin overseas. Augusta also provides a strong labor market, optimized infrastructure with access to electricity and natural gas at the site boundary, and an advanced supply chain with interstate and rail access to reduce transportation costs.
The Augusta Facility will be the Company’s first multi-line facility, currently expected to be comprised of up to eight purification lines, and is designed to ultimately produce approximately 130 million pounds annually per line. The engineering design has been completed and portions of the long-lead equipment has been ordered.
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
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT experienced new challenges obtaining the necessary water and sewer permits to operate its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourses to obtain these permits, as well as potential legal remedies with regard to its obligations under its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in other locations. On August 24, 2022, PCT signed a lease for a future PreP facility in Denver, Pennsylvania, which is expected to be operationally ready by the end of 2024, provided we obtain the financing and permits necessary for operational readiness.
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
Human Capital Resources
Employees & Demographics. As of December 31, 2023, PCT employed 146 team members. None of PCT’s employees are represented by a labor union. With respect to demographics, approximately 29% of our employees are female and 71% are male. On December 1, 2023, PCT announced a reduction-in-force (“Separation”) of 22 employees, the majority of whom are not associated with the Company’s Ironton, Ohio facility. The reduction-in-force followed a zero-based budgeting process at each function within the organization and was targeted toward optimizing the performance of the organization and retaining critical talent.
Talent & Retention. With a keen focus on talent acquisition and retention, we have managed to hire some of the top talent in the industry. Our robust talent acquisition program enables us to identify the right candidates through various sources (i.e. professional networks and internal referrals). Additionally, we strive to promote internally, if applicable.

Compensation Practice & Pay Equality. As PCT evolves, Human Resources in partnership with the leadership team will continue to evaluate the existing workforce to ensure that best practices are maintained across the entire team without risk of inequality. Pay structures will be reviewed annually to ensure best practices in a competitive market and, as part of that review, compensation will be realigned where appropriate for existing team members and new hires.

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
Risks Related to PCT’s Status as a low revenue Early Commercial Stage Company
PCT is a low revenue early commercial stage company, and may never achieve or sustain profitability.
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
PCT relies principally on the commercialization of UPR resin as well as the Technology and related licenses to generate future revenue growth. To date, such products and services have delivered minimal revenue. Also, UPR resin product offerings and partnering revenues are in their very early stages. PCT believes that commercialization success is dependent upon the ability to significantly increase the number of purification plants, feed pre-processing facilities (“Feed PreP facilities”), feedstock suppliers and offtake partners as well as strategic partners that utilize UPR resin and the Technology via licensing agreements. PCT is an early commercial stage company that evaluates various strategies to achieve its financial goals and commercialization objectives on an ongoing basis. In this regard, PCT’s production methodology is designed to achieve these objectives, including with respect to future plant size, capacity, cost, geographic location, sequencing, timing, and aggregation/disaggregation (with respect to Feed PreP facilities) and is subject to change as a result of modifications to business strategy or market conditions. Furthermore, if demand for UPR resin products and the Technology does not increase as quickly as planned, PCT may be unable to increase revenue levels as expected. PCT is currently not profitable. Even if PCT succeeds in increasing adoption of UPR resin products by target markets, maintaining and creating relationships with existing and new offtake partners, feedstock suppliers and customers, and developing and commercializing additional plants, market conditions, particularly related to pricing and feedstock costs, may result in PCT not generating sufficient revenue to achieve or sustain profitability.
PCT’s business is not diversified.
PCT’s initial commercial success depends on its ability to profitably operate its first commercial-scale plant in Ohio (the “Ironton Facility”) and the Feedstock Evaluation Unit (the “FEU”) and its ability to complete construction and profitably and successfully operate the first multi-line facility to be located in Augusta, Georgia (the “Augusta Facility”), and future Feed PreP facilities.
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
PCT’s outstanding secured and unsecured indebtedness, ability to incur additional debt and the provisions in the agreements governing PCT’s debt, and certain other agreements, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
As of December 31, 2023, PCT had total consolidated debt of $516.6 million, including notes payable to related parties. PCT has not yet begun commercial operations and does not have any sources of material revenue. PCT’s debt service obligations could have important consequences to PCT for the foreseeable future, including the following: (i) PCT’s ability to obtain additional financing for capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of PCT’s cash flow from operating activities must be dedicated to the payment of principal and interest on PCT’s debt, thereby reducing the funds available to us for PCT’s operations and other corporate purposes; and (iii) PCT may be or become substantially more leveraged than some of its competitors, which may place PCT at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.
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
PCT may become subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and investigations. For example, on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others asserting violations of the federal securities laws, which were subsequently consolidated into a single complaint (the “Complaint”). The Complaint alleges that PCT, certain senior members of management and others made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. Separately, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court for the District of Delaware against certain senior members of PCT’s management, PCT’s directors and others alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties and bringing claims for unjust enrichment and waste of corporate assets. Both the Complaint and the shareholder derivative action rely on information included in a research report published on May 6, 2021 by Hindenburg Research LLC (the “Hindenburg Report”). PCT may incur significant expenses as a result of legal matters relating to the Hindenburg Report. Additionally, on or about September 29, 2023, a putative class action complaint was filed against PCT, as well as certain officers and directors asserting violations of federal securities law. The complaint alleges certain directors and officers made materially false and misleading statements regarding its operations following a two-hour power outage that occurred in August 2023. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.
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
Risks Related to PCT’s Operations
The Ironton Facility will not be completed in the originally-expected timeframe. Further delays in commissioning and obtaining an independent engineer’s completion certificate could severely impact PCT’s business, financial condition, results of operations and prospects.
PCT will not be able to achieve full commissioning and the certification required by an independent engineer of the Ironton Facility in the expected timeframe or at all due to a variety of factors, including, achieving continuous operations of the Ironton Facility and producing recycled pellets at nameplate capacity for five consecutive days. Failure to obtain the certification could severely impact PCT’s business, financial condition, results of operations and prospects, and impact PCT’s ability to comply with certain covenants under its debt agreements, including the Loan Agreement.
The construction and commissioning of any new project, including the Augusta Facility and the Feed PreP facilities, is dependent on a number of contingencies, many of which are beyond PCT’s control. There is also a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed construction site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance and operations. No assurance can be given that construction will be completed, or will be completed without further delay, or as to whether PCT, which has provided a Guaranty of Completion of the Ironton Facility, will have sufficient funds available to complete construction. If the Ironton Facility is not completed, funds are not likely to be available to pay debt service on PCT’s outstanding debt.
Initially, PCT will rely on a single facility for all of its operations.
Initially, PCT will rely solely on the operations at the Ironton Facility. Adverse changes or developments affecting the Ironton Facility could impair PCT’s ability to produce UPR resin and its business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Ironton Facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption or outages, work stoppage, disease outbreaks or pandemics, equipment failure, delay in supply delivery, or shortages of material, equipment, or labor, would significantly disrupt PCT’s ability to grow and produce UPR resin products in a timely manner, meet its contractual obligations and operate its business. PCT’s equipment is costly to replace or repair, and PCT’s equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of PCT’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect PCT’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage PCT has may not be sufficient to cover all of its potential losses and may not continue to be available to PCT on acceptable terms, or at all.
Cybersecurity incidents and the failure to maintain the integrity of PCT’s systems or infrastructure, or those of third parties with which PCT does business, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.
PCT is subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of its systems and networks and the confidentiality, availability and integrity of data. Disruptions or failures in the physical infrastructure or operating systems that support PCT’s businesses, offtake partners, feedstock suppliers and customers, or cyber-attacks or security breaches of PCT’s networks or systems or of third party suppliers and service providers, could result in the loss of customers and business opportunities, lawsuits, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect PCT’s business, financial condition, results of operations and prospects. Increasing costs associated with cybersecurity protections may be costly and may also adversely affect the financial condition of PCT. While PCT attempts to mitigate these risks, PCT’s systems, data, networks, products, solutions and services remain potentially vulnerable to advanced and persistent cybersecurity threats.
PCT also maintains and has access to sensitive, confidential or personal data or information in its business that is subject to privacy and security laws, regulations and customer controls. Despite PCT’s efforts to protect such personal data or information, PCT’s facilities and systems and those of its customers, offtake partners, feedstock suppliers and third-party service providers may be vulnerable to cybersecurity incidents, theft, misplaced or loss of data, programming and/or human errors that could lead to the compromise of sensitive, confidential or personal data or information or unauthorized use or disruption of PCT’s systems and software.
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
Additionally, concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, PCT may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of PCT’s products.
PCT may be negatively impacted by volatility in the political and economic environment, such as the conflicts in Ukraine and the Middle East, economic downturns and high interest rates, and a period of sustained inflation, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.
Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact PCT’s business. Further rising or prolonged high inflation may negatively impact PCT’s business and raise its costs, specifically with respect to the construction of the Ironton Facility, the Augusta Facility, future purification facilities and various Feed PreP facilities. While PCT will take actions, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation, it could become increasingly difficult to effectively mitigate the increases to PCT’s costs. If PCT is unable to take actions to effectively mitigate the effect of the resulting higher costs, PCT’s business, financial condition, results of operations and prospects could be adversely impacted.
The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may continue to hold them at their currently high rates longer than expected. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect PCT’s offtake partners, feedstock suppliers and potential customers. Similarly, the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Furthermore, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity concerns. Any such volatility, disruptions or market-wide liquidity concerns may adversely affect PCT’s business or the third parties on whom it relies. If the equity and credit markets deteriorate, including as a result of political or economic unrest or war, it may make necessary debt or equity financing, such as the financing necessary to fully fund the construction of the Augusta Facility, future purification facilities and currently contemplated and future Feed PreP facilities and otherwise finance PCT’s expansion, more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased or sustained inflation can adversely affect PCT by increasing its costs, including labor and employee benefit costs. In addition, higher or sustained inflation, macro turmoil, uncertainty and market-wide liquidity concerns could also adversely affect PCT’s offtake partners, feedstock suppliers and potential customers, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.
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
PCT’s ability to procure a sufficient quantity and quality of post-industrial and post-consumer waste that contains high levels of polypropylene as feedstock is dependent upon certain factors outside of PCT’s control including, but not limited to, changes to pricing levels for waste polypropylene, recycled polypropylene and non-recycled polypropylene, shortages in supply, interruptions affecting suppliers (including those due to operational restraints, industrial relations, transportation difficulties, accidents or natural disasters), or the introduction of new laws or regulations that make access to waste polypropylene more difficult or expensive. Additionally, while PCT believes it has sourced sufficient feedstock of desirable quality and with high levels of polypropylene, it cannot guarantee that feedstock suppliers will have sufficient quantities available and at the appropriate specifications in accordance with their respective agreements with PCT. If feedstock is not available to PCT in sufficient quantity and of requisite quality and with high levels of polypropylene, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.
Because PCT’s global expansion requires sourcing feedstock and supplies from around the world (including Asia and Europe) changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect PCT’s business, financial condition, results of operations and prospects.
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
PCT’s Feedstock+ pricing model for offtake agreements uses a formula based on: (i) a secondary materials per pound pricing index for curbside bales divided by a fixed polypropylene yield loss modifier plus (ii) a fixed base price per pound covering PCT’s operating and conversion costs. The Feedstock+ pricing model is designed to mitigate PCT’s operating margins by incorporating the feedstock market price fluctuations, upside and downside, into the UPR price. There is no guarantee that the “Feedstock+” pricing model will be successful and that most of or all of the counterparties will enter into offtake agreements with PCT using this pricing model in sufficient numbers or at all. Additionally, counterparties may attempt to reduce or eliminate the fixed base price which would reduce and potentially eliminate the effort to de-risk PCT’s operating margins. If PCT is unable to incorporate its “Feedstock+” pricing model into its future offtake agreements, in part or at all, or unable to negotiate a sufficiently high fixed base price or procure feedstock above the secondary materials markets pricing index, PCT’s business, financial condition, and results of operations and prospects could be materially adversely impacted.
PCT is subject to many hazards and operational risks at its manufacturing facility, that can result in potential injury to individuals, disrupt its business, (including interruptions or disruptions in operations at its facilities), and subject PCT to liability and increased costs, (any of which could have a material adverse effect on PCT’s business, financial condition and results of operations).
PCT’s processes involve the controlled use of chemicals, including flammable and combustible materials that are potentially hazardous. As a result, PCT’s operations are subject to various industrial risks, including discharges or releases of flammable or hazardous materials, dangers resulting from confined operating spaces, fires, explosions, and mechanical failures. These risks can result in personal injury, loss of life, catastrophic damage to or destruction of property and equipment or environmental damage, and related legal proceedings, including those commenced by regulators, neighbors, or others. They may also result in an unanticipated interruption or suspension of our operations and the imposition of liability. Notwithstanding PCT’s extensive safety procedures and training, relief and depressurization systems, emergency shutdown systems, safety instrumented systems and interlocks, fire and gas detection, and fire suppression systems, the risk of injury or property damage cannot be completely eliminated. While PCT believes that it maintains adequate insurance coverage, PCT cannot guarantee that it will be able to maintain adequate insurance at reasonable rates or that its insurance coverage will be adequate to cover future claims that may arise. In the event of an incident or accident, PCT’s business could be disrupted and PCT could be liable for damages, and any such liability could exceed PCT’s resources, and have a negative impact on its financial condition and results of operations. The loss or shutdown over an extended period of operations at any of PCT’s facilities or any losses relating to these risks could also have a material adverse impact on its business, financial condition, results of operations and prospects.
Risks Related to the Market for UPR Resin
The market for UPR resin is still in the development phase and the acceptance of UPR resin by manufacturers and potential customers is not guaranteed.
The customer approval process for UPR resin products may take longer than expected and certain potential customers may be slow to accept the product produced by PCT or may not accept it at all. PCT has agreed to a strategic partnership term sheet to enter into an offtake agreement with a term of 20 years, whereby PCT guarantees the UPR resin products to meet specific criteria for color and opacity. There is no odor specification in the offtake agreements. Any such changes to the strategic partnership term sheet may require modifications to PCT’s executed offtake agreements for (i) the Ironton Facility, and (ii) the Augusta Facility. Pursuant to the strategic partnership term sheet and PCT’s executed offtake agreements, PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, customer’s internal policies, and technical, safety, and other qualifications for UPR resin use in the customer’s products. The inability of PCT to provide product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects. The premium pricing depicted in all recent offtake agreements may also adversely affect the acquisition of new customers. Furthermore, future market trends for recycled product, changes in brand owner strategies and changes in consumer preferences for circular or low carbon footprint products could reduce PCT’s customer’s demand for UPR resin, which would be likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.
Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.
PCT expects the price of its UPR resin to continue to command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin polypropylene, but there is no guarantee of this result. While most offtake agreements have been executed using the Feedstock + pricing model, certain of PCT’s legacy strategic partnership agreements’ pricing formulas for UPR resin use a pricing formula based on fixed and index pricing using historical and forecast pricing for virgin resin produced from fossil fuels. If PCT is unable to modify the legacy terms to a Feedstock+ pricing or should the modeled index price for virgin resin be materially lower than the cost to produce UPR resin from waste polypropylene feedstock, PCT would have to absorb the cost difference between virgin resin and UPR resin production for those customers, and PCT’s business, financial condition, results of operations and prospects may be materially adversely impacted.
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
Furthermore, pursuant to the board representation agreement, dated March 7, 2022, between PCT and Sylebra Capital Management (an entity affiliated with the Pre-PIPE Investors, “Sylebra Capital”) in connection with the Offering (as defined below), Sylebra Capital has been granted the right to designate (i) one person to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 10.0% of the Company’s common stock, and (ii) two persons to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 15.0% of the Company’s common stock, subject to certain exceptions, including that Sylebra Capital together with its affiliates will not be entitled to designate more than two nominees. Accordingly, Sylebra Capital is currently entitled to designate two directors for nomination, and has designated Jeff Fieler (as an affiliate of the Pre-PIPE holders) and Dan Coombs to serve on the board of PCT. Further, Jeff Fieler served as Interim Chief Financial Officer (“CFO”) of PCT from December 1, 2023, following Lawrence C. Somma’s resignation as CFO, to February 19, 2024, upon the appointment of Jaime Vasquez as CFO.

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
Conversion of the Convertible Notes may dilute the ownership interest of PCT stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes may dilute the ownership interests of PCT stockholders. Upon conversion of the Convertible Notes, PCT has the option to pay or deliver, as the case may be, cash, shares of PCT common stock, or a combination of cash and shares of PCT common stock. If PCT elects to settle the conversion obligation in shares of PCT common stock or a combination of cash and shares of PCT common stock, any sales in the public market of PCT common stock issuable upon such conversion could adversely affect prevailing market prices of PCT common stock. In addition, the existence of the Convertible Notes and/or the affiliate Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes and/or the affiliate Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes and/or the affiliate Convertible Notes into shares of PCT common stock could depress the price of PCT common stock.
General Risk Factors
PCT may be unable to obtain additional financing to fund the operations and growth of the business.
PCT requires additional financing to fund its operations and growth. The failure to secure additional financing could have a material adverse effect on the continued development and growth of PCT. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect its business. In addition, PCT may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to PCT on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for PCT to operate its business or implement its growth plans.
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
Information about cybersecurity risks and PCT’s risk management processes is collected, analyzed and considered as part of PCT’s overall enterprise risk management program. PCT has a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of PCT’s information systems and data by assessing, identifying, and managing material risks from cybersecurity threats.

PCT’s cybersecurity risk management program includes:
•risk assessments designed to help identify cybersecurity risks to PCT’s information systems, data, services, and its broader enterprise IT environment;
•a security team principally responsible for managing PCT’s cybersecurity risk assessment processes, PCT’s security controls, and PCT’s response to cybersecurity incidents;
•the use of certain external service providers, where appropriate, to assess, test or otherwise assist with aspects of PCT’s security processes;
•cybersecurity awareness training of PCT’s employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party cyber risk management process for third-parties that interact with our systems and data including, among other things, a security assessment and contracting program for such third-parties based on their risk profile.
As of the date of this Form 10-K, PCT has not identified risks as a result of prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect, PCT’s operations, business strategy, results of operations, or financial condition. PCT faces certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect PCT, including PCT’s operations, business strategy, results of operations, or financial condition. See “Risk Factors – Cybersecurity incidents and the failure to maintain the integrity of PCT’s systems or infrastructure, or those of third parties with which PCT does business, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.”
Cybersecurity Governance
PCT’s Board considers cybersecurity risk as part of its risk oversight. Oversight of cybersecurity and other information technology risks, as well as management’s implementation of PCT’s cybersecurity risk management program, is the responsibility of the Board.
While the Board has delegated to the Audit and Finance Committee the responsibility to discuss with management and the independent auditors PCT’s underlying policies and guidelines with respect to risk assessment and risk management, including with respect to cybersecurity, data privacy, data security and continuity, not less than once annually, the full Board receives a briefing from management on PCT’s cybersecurity risk management program and ongoing initiatives and strategies to address and monitor specific cybersecurity risks. Presentations on cybersecurity matters are provided to the Board by PCT’s information technology (“IT”) leadership. In addition, management updates the Audit and Finance Committee and the Board, as necessary, regarding any significant cybersecurity incidents, to the extent any occur. PCT’s Director of IT has over 20 years of experience in cybersecurity management and information systems. Management along with third-party assistance from a recognized expert in unified cyber security and compliance expertise, monitors, manages, and assesses PCT’s risks from cybersecurity threats.
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

In 2021, the Company entered into an operating lease of commercial land and building for its first Feed PreP facility in Winter Garden, Florida, which expires in August 2032.
On June 30, 2023, the Company and The Augusta Economic Development Authority (“AEDA”) executed a lease for a 150-acre tract in Augusta, Georgia, with the ability to lease an adjacent second tract totaling approximately 50 acres, subject to various milestones. This property will house PCT’s first U.S. multi-line facility. The land, buildings and equipment for the facility will be owned by the AEDA and will be leased to the Company under a legal sale-leaseback structure that will provide certain local property tax incentives to the Company as lessee of the property. During the lease term and at the conclusion of the lease in 2044, the Company will have the right to acquire title to the property from the AEDA for a nominal cost.
In 2023, the Company entered into an operating lease of commercial land and building for a feed PreP facility in Denver, Pennsylvania, which is expected to commence mid to late 2024 with an initial term of 15 years and total minimum lease payments of $52.3 million.
In January 2023, the Company signed a real estate lease at the Port of Antwerp-Bruges’ NextGen District, where it plans to build its first purification facility in Europe, with an initial term of 30 years and total minimum lease payments over the term of the lease of approximately €27.7 million, subject to annual inflation adjustments. This lease commenced at the end of June 2023.
Effective September 1, 2023, the Company executed an operating lease for a lab facility in Durham, North Carolina.
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
Holders of Record
As of March 1, 2024, there were (i) 142 holders of record of our common stock, (ii) 1 holder of record of our units, and (iii) 9 holders of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock, units, or warrants that are held in the names of various security brokers, dealers, and registered clearing agencies.
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

Stock Performance Graph
$125.00
$100.00
$75.00
$50.00
$25.00
$—
March 17, 2021
December 31, 2021
December 31, 2022
December 31, 2023
PureCycle Technologies, Inc.
Russell 2000
S&P Small Cap 600 Materials

	March 17, 2021	December 31, 2021	December 31, 2022	December 31, 2023
PureCycle Technologies, Inc.	$100.00	$33.11	$23.39	$14.01
Russell 2000	$100.00	$96.88	$77.08	$90.13
S&P Small Cap 600 Materials	$100.00	$102.88	$96.62	$115.92
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 5, Equity-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the Company’s purchases of its common stock for the fourth quarter of 2023.

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	—	$—	—	—
November 1 to November 30	14,187	3.84	—	—
December 1 to December 31	38,639	4.07	—	—
Total	52,826	$4.01	—	$—
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
The Ironton Facility
PCT commenced commissioning activities at its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), in April 2023, achieved mechanical completion of the plant and commenced pellet production from post-industrial and post-consumer materials later in 2023. On June 28, 2023, the independent construction monitor reviewing construction and commissioning of the Ironton Facility issued its certification confirming commencement of production of post-industrial recycled pellets, which was required to achieve a key milestone in connection with the Ironton Facility financing. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019, and the Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. PCT sold an immaterial amount of UPR resin in 2023 but has not yet reached significant continuous operational volumes. PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with continuous operations of the pelletizing system for finished product. While these mechanical issues are not uncommon for first-of-its kind manufacturing facilities, the down-time needed to correct these issues is delaying the Ironton Facility reaching consistent sustainable production rates. We expect the Ironton Facility to be fully operational later in 2024.
As of December 31, 2023, PCT anticipates that up to $12.5 million will be needed to complete the investment in the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone.
The Augusta Facility
In July 2021, PCT reached an agreement with The Augusta Economic Development Authority (“AEDA”) to build its first U.S. facility with multiple lines for both Feed PreP and purification (“multi-line facility”) in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to eventually include up to eight production lines, which are expected to collectively have UPR resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of PCT’s UPR resin. PureCycle has allocated 40% of the Augusta Facility output, for Lines 1 and 2, to existing customers and expects that additional offtake agreements will continue to be negotiated.
On June 30, 2023, PCT and the AEDA executed an Economic Development Agreement (“EDA”) related to the Company’s plans to construct the Augusta Facility. Pursuant to the EDA, PCT expects to receive certain property tax abatement benefits as well as certain other incentives, including site infrastructure development assistance (“Incentive Benefits”). In order to receive the Incentive Benefits under Phase One (as defined below) of the Augusta Project, PCT will be obligated to create 82 full-time jobs with investments of at least $440 million no later than December 31, 2026. Through December 31, 2023, PCT has invested approximately $84.9 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments. If PCT elects to activate the second phase of the Augusta Project, PCT will be required to create an additional 25 full-time jobs and investments of $295 million no later than December 31, 2028. To the extent PCT fails to achieve an average of 80% of the jobs and investment commitments in any year over the 20-years of each phase, PCT will be required to make a repayment to the AEDA of a pro rata portion of the total value of the Incentive Benefits received by PCT in such year.
Also on June 30, 2023, PCT entered into a series of agreements with the AEDA to construct phase one (“Phase One”) of the Augusta Facility. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyors and pipelines (the “Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. As noted above, PCT anticipates that the first portion of Phase One, will consist of one purification line and construction commenced prior to the end of 2023. Also as noted above, construction of the first purification line must be completed by December 31, 2026.
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
At the end of 2023, the Company commenced site preparation activities, including debris removal and site stabilization activities, and continued with payments to vendors for certain long lead-time equipment. Pursuant to the EDA, PCT must also show continuous construction progress, with regard to the first purification line under the first phase of the Augusta Project during 2024 or risk losing certain future Incentive Benefits. Market conditions remain challenging and have created uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility. As a result, PCT is currently pursuing various structures for project financing of the Augusta Facility. While PCT remains confident in its ability to finance the Augusta Facility, it is limiting its expenses and adjusting its timeline in light of this uncertainty. If PCT is unable to raise additional debt or equity, when desired, or on terms favorable to PCT, PCT’s business, financial condition, and results of operations would be adversely affected.
Feedstock Pricing
PCT sees a robust pipeline of demand for its recycled polypropylene and PCT is seeing market acceptance of its “Feedstock+” pricing model for its UPR resin. The “Feedstock+” pricing model divides the market cost of feedstock by a set yield-loss and adds a fixed price, which effectively passes on the cost of feedstock and de-risks PCT’s operating margin volatility.
For the Ironton Facility, PCT’s feedstock price was linked, in part, to changes in the Chemical Market Analysis, the index for virgin polypropylene, in a price schedule that contained a fixed, collared price around an index price range, which was further adjusted based on the percentage of polypropylene in the feedstock supplied. For the Augusta Facility and future purification facilities, PCT plans to link the feedstock price, in part, to the price of a no. 5 plastic bale of polypropylene as reported by recyclingmarkets.net (“Feedstock Market Pricing”). PCT will procure both feedstock in line with Feedstock Market Pricing as well as low value feedstocks that can be processed by PCT, below Feedstock Market Pricing for the Augusta Facility.
PreP Facilities
In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT experienced challenges obtaining the necessary water and sewer permits to construct its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourses to obtain these permits, as well as potential legal remedies with regard to its obligations for the remaining 8 years of its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in other locations. Also, on August 24, 2022, PCT signed a lease for a future PreP facility in Denver, Pennsylvania, which is expected to be operationally ready in late 2024, provided we obtain the financing necessary for operational readiness. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process plastic bales between no. 1 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.
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
Future Expansion
On January 17, 2023, the Company announced its first European purification facility will be in Antwerp, Belgium. On October 20, 2022, the Company executed a Joint Venture Agreement with SK geo centric Co., Ltd., to develop a UPR purification facility in Ulsan, South Korea. The parties will each hold an equal stake in the joint venture with completion of construction activities, pending necessary financing. The Company is also planning to expand its production capabilities into Asia through negotiation of joint ventures with Mitsui & Co. Ltd. in Japan for in-country production and sales. Future expansion is dependent on successful completion of project financing.

Components of Results of Operations
Revenue
PCT generated an immaterial amount of revenue late in 2023 but has not yet reached significant continuous (i) operational volumes at the Ironton Facility or (ii) significant revenue generation. The Ironton Facility is expected to be fully operational later in 2024.
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
Research and Development Expense
Research and development expenses consist primarily of costs related to the development of the Technology, the facilities and equipment that will use the Technology to purify recycled polypropylene, and the processes needed to collect, sort, and prepare feedstock for purification. These include mainly personnel costs, depreciation for long-lived assets, third-party consulting costs, and the cost of various recycled waste. We expect our research and development expenses to increase for the foreseeable future as we increase investment in feedstock evaluation, including investment in new front-end feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks PCT can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.
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
Results of Operations
The following table summarizes our operating results for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
(in thousands, except %)	2023	2022	$ Change	% Change	2021	$ Change	% Change
Costs and expenses
Operating costs	$52,392	$23,724	$28,668	121%	$8,273	$15,451	187%
Research and development	6,607	4,350	2,257	52%	3,692	658	18%
Selling, general and administrative	54,902	53,244	1,658	3%	57,615	(4,371)	(8)%
Total operating costs and expenses	113,901	81,318	32,583	40%	69,580	11,738	17%
Interest expense	31,368	2,312	29,056	1257%	7,473	(5,161)	(69)%
Interest Income	(10,863)	(4,953)	(5,910)	119%	(821)	(4,132)	503%
Change in fair value of warrants	(33,824)	5,842	(39,666)	(679)%	1,476	4,366	296%
Other expense (income)	483	227	256	113%	(206)	433	(210)%
Provision for income taxes	650	—	650	N/A	—	—	—%
Net loss	$101,715	$84,746	$16,969	20%	$77,502	$7,244	9%

Comparison of the years ended December 31, 2023 and 2022
Operating Costs
The increase was attributable to higher depreciation expense related to assets supporting operations of $11.5 million due primarily to placing the Ironton Facility assets in service in the second quarter of 2023, increased operational site costs of $8.0 million related to commissioning and operating the Ironton Facility, higher employee costs of $5.5 million due primarily to increased headcount at the Ironton Facility, higher rent for operating facilities of $2.6 million, $0.5 million related to increased operational consulting due primarily to on-site third party assistance for Ironton Facility mechanical completion and commissioning activities, and $0.6 million of other net increases.
Research and Development Expenses
The increase in research and development expenses was primarily due to $1.1 million increased employee costs related to higher headcount of employees aligned to research and development activities, $0.5 million increase in depreciation related to assets supporting research and development, and $0.6 million increase in operational site costs related to facilities used in research and development.
Selling, General and Administrative Expenses
The increase was attributable to higher professional, legal, and public company expenses of $3.5 million primarily related to bondholder waiver negotiations and the AEDA transaction, higher insurance expenses of $1.4 million, and higher equity-based compensation of $0.7 million related to issuance of additional awards in 2023 and continued vesting of awards from previous years, offset by decreased employee costs of $3.6 million primarily due to reduction in bonus expense driven by lower expected attainment of organizational goals over the prior period, as well as a net $0.3 million decrease in other SG&A costs.
Interest expense
The increase was attributable to additional financing incurred in the second and third quarters of 2023, including closing of $250.0 million of green convertible senior notes in August 2023, as well as ceasing capitalization of interest on the Revenue Bonds beginning in June 2023 as the plant is now in service.
Interest income
The increase was attributable to higher interest earned on PCT’s investment portfolio and money market funds due to rising interest rates.
Change in fair value of warrants
The increased benefit was attributable to the change in fair value of the Company’s liability-classified warrants, of which the primary drivers of the change in valuation related to changes in the underlying price of PCT’s common stock, as well as fluctuations in volatility and reduction in the warrant terms with the passage of time.
Comparison of the years ended December 31, 2022 and 2021
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the results of operations discussion for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021. This comparison was immaterially impacted by certain reclassifications to conform with the report classifications for these prior periods.
Liquidity and Capital Resources
In 2023, PCT commenced commercial operations and sold an immaterial amount of UPR resin but has not yet reached significant continuous operational volumes. PCT’s ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of various debt instruments. The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. The Restricted Cash is restricted in terms of use primarily based on the

Loan Agreement and requires PureCycle: Ohio LLC, an Ohio limited liability company (“PCO”), to use the proceeds of the Revenue Bonds exclusively to construct and equip the Ironton Facility, fund a debt service reserve fund for the Series 2020A Bonds (as defined below), finance capitalized interest, and pay the costs of issuing the Revenue Bonds. On March 5, 2024, a subsidiary of the Company Purchased (as defined below) the majority of the outstanding Revenue Bonds. In connection with the Purchase, the Indenture (as defined below) was amended and supplemented and substantially all covenants and Events of Default (as defined below) contained in the Indenture, the Loan Agreement and certain of such other Financing Documents (as defined below) were eliminated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Indebtedness – Revenue Bonds” for more information. Further, PCT placed funds in an escrow account to support certain initial construction commitments for the Augusta Facility. These funds are recorded in Restricted Cash below.

(in millions)	December 31, 2023	December 31, 2022
Cash	$73.4	$63.9
Debt Securities Available for Sale	48.2	98.6
Unrestricted Liquidity	$121.6	$162.5
Less: Other Ironton Set-aside	—	54.6
Available Unrestricted Liquidity	$121.6	$107.9

Ironton Facility Construction	$—	$13.2
Liquidity Reserve	150.1	50.5
Capitalized Interest and Debt Reserve	36.1	38.0
Other Required Reserves Ironton	24.4	21.2
Augusta Construction Escrow	14.4	39.4
Letters of Credit and Other Collateral	4.1	1.3
Restricted Cash (current and non-current)	$229.1	$163.6

Revenue Bonds	$234.6	$233.5
Green Convertible Notes	220.7	—
Equipment Financing Payable	21.6	—
Pure Plastic Note Payable	39.7	—
Add: Discount and Issuance Costs	47.6	16.1
Gross Bonds and Notes Payable	$564.2	$249.6
As of December 31, 2023, PCT had $121.6 million of Available Unrestricted Liquidity and had Restricted Cash of $229.1 million. On March 15, 2023, PCT entered into a $150.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes. There are currently no borrowings under the Revolving Credit Facility.
PCT sold an immaterial amount of UPR resin in 2023. Due to intermittent mechanical challenges during the commissioning process of the Ironton Facility, the Ironton Facility has not yet reached the point of producing significant continuous operational volumes. While these mechanical issues are not uncommon for a first-of-its kind manufacturing facility, the downtime needed to correct these issues is a significant contributing factor to the delay of the Ironton Facility reaching the point of producing significant continuous operational volumes. We expect the Ironton Facility to be fully operational later in 2024.
In 2023, PCT negotiated the Second Limited Waiver (as defined below) with the Revenue Bondholders to remedy the September Milestone Event of Default (as defined below) related to the Ironton Facility’s failure to meet the September Milestone – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K for additional information. Pursuant to the Second Limited Waiver, the September Milestone Event of Default was waived, various Milestones were amended and extended and certain additional requirements were imposed upon PCT and its subsidiaries. PCO was unable to produce 4.45 million pounds of pellets from its feedstock for thirty consecutive days by December 31, 2023, and certain required performance testing of the Ironton Facility was not complete by February 28, 2024, each as required by the Second Limited Waiver, and therefore PCO entered a 90-day cure period after which point an Event of Default will be deemed to have occurred. Further, PCO expected to fail to meet certain annually calculated financial ratios as required. As described in further detail below, on March 5, 2024, a subsidiary of the Company Purchased the majority of the outstanding Revenue Bonds and, in connection with such Purchase substantially all covenants and Events of Default contained in the Indenture, including the potential Events of Defaults related to certain annually calculated financial ratios and missed milestones referenced herein, the Loan Agreement and certain of such other Financing Documents were eliminated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Indebtedness - Revenue Bonds” for more information.
As of December 31, 2023, PCT anticipates that up to $12.5 million will be needed to complete the investment in the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone. PCT also has other capital commitments of approximately $53.8 million related to long-lead equipment and pre-construction work for the Augusta Facility and $7.8 million for equipment and leases related to future Feed PreP and purification facilities, both in the U.S. and internationally. Moreover, there are interest payments of at least $38.0 million, as well as other ongoing monthly costs associated with managing the Company.
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
In an effort to alleviate these conditions, PCT entered into two agreements. On March 5, 2024, a subsidiary of the Company Purchased 99% of the outstanding Revenue Bonds pursuant to the Purchase Agreement (as defined below). In connection with the Purchase, the Indenture was amended and supplemented and substantially all covenants and Events of Default contained in the Indenture, the Loan Agreement and certain of such other Financing Documents were eliminated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Indebtedness – Revenue Bonds” for more information. The Purchase reduced unrestricted liquidity by $74.5 million and restricted liquidity by $184.6 million. Also, on March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Credit Agreement with the Company (the “Borrower”), PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information. Further, PCT intends to and has the ability to re-market some or all of the Purchased Revenue Bonds based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the Purchased Revenue Bonds. The ability to re-market the Purchased Revenue Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility and Term Loan Credit Agreement. After considering management’s plans to mitigate these conditions, including adjustment of expenditure timing and execution of the amendment to the Sylebra Revolving Credit Facility, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a low-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with our Available Unrestricted Liquidity balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s common stock.
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
Cash Flows
A summary of our cash flows for the periods indicated is as follows:

	Years ended December 31,
(in thousands, except %)	2023	2022	$ Change	% Change	2021	$ Change	% Change
Net cash used in operating activities	$(94,906)	$(65,478)	$(29,428)	45%	$(54,507)	$10,971	(20)%
Net cash used in investing activities	(102,103)	(218,387)	116,284	(53)%	(305,575)	(87,188)	29%
Net cash provided by financing activities	272,000	247,530	24,470	10%	293,366	45,836	16%
Cash and cash equivalents, beginning of period	227,523	263,858	(36,335)	(14)%	330,574	66,716	20%
Cash and cash equivalents, end of period	$302,514	$227,523	$74,991	33%	$263,858	$36,335	14%
Comparison of the years ended December 31, 2023 and 2022
Cash Flows from Operating Activities
The $29.4 million increase in net cash used in operating activities for the year ending December 31, 2023 compared to the same period in 2022 was primarily attributable to higher cash payments for production inventory of approximately $5.0 million, higher cash paid related to employee costs of approximately $4.5 million, increase in interest payments classified as operating cash flows of $9.1 million due to ceasing of interest capitalization on the Revenue Bonds in June 2023, $5.9 million in additional interest and security deposit payments related to an equipment financing liability, higher lease payments for operating facilities and equipment rentals of approximately $3.2 million, and an increase in cash payments related to operating expenses of $7.1 million primarily driven by an increase in operational site costs at the Ironton Facility, and $0.5 million other net operating cash outflows, partially offset by higher interest income of $5.9 million driven primarily by interest earned on the Company’s investment portfolio.
Cash Flows from Investing Activities
The $116.3 million decrease in net cash used in investing activities for the year ending December 31, 2023 compared to the same period in 2022 was attributable to $134.8 million lower investment purchases and $133.3 million lower capital expenditure payments, offset by $151.8 million of lower maturities and sales of investments.
Cash Flows from Financing Activities
The $24.5 million increase in net cash provided by financing activities for the year ending December 31, 2023 related to the same period in 2022 was primarily attributable to $285.1 million debt financing raised in 2023 compared to $250.0 million raised in 2022 related to proceeds from the 2022 PIPE Offering, lower share repurchase activity related to withholding on equity vesting of $0.3 million in 2023 compared to 2022, offset by $11.1 million in debt issuance costs and LOC fees related to new financing arrangements incurred in 2023 compared to equity issuance costs in 2022 of $0.8 million, as well as $0.6 million higher repayments on equipment financing in 2023 compared to 2022.
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
On March 15, 2023, SOPA, the Trustee, PCT, PCTO Holdco LLC (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture), pursuant to which the pledgor pledged certain interests to secure obligations of PCO under various Financing Documents relating to the Revenue Bonds and PCO (collectively, the “Company Parties”) entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the amended and restated Guaranty (as defined in the Indenture), and pursuant to which the Holders (as defined in the Indenture) of a majority in aggregate principal amount of the Series 2020A Bonds outstanding (the “Majority Holders”) consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement.
Under the terms of the Loan Agreement, PCO was required to cause the Ironton Facility to be completed by December 1, 2022. The Ironton Facility was not completed by that date due to a variety of challenges resulting from, among other things, the COVID-19 outbreak, the ongoing military conflict between Russia and Ukraine, and certain U.S. weather-related events (the “First Specified Event of Default”).
Subject to the following conditions, the First Specified Event of Default is waived in exchange for PCO’s agreement to meet certain milestones toward completing the Ironton Facility, to deposit additional equity aggregating approximately $87.3 million with the Trustee for various purposes and to make certain other representations and warranties; provided, however, that any failure to comply with the terms of the Limited Waiver shall be an immediate Event of Default under the Indenture and Loan Agreement, which will be deemed to have occurred on January 2, 2023 with respect to any requirements to pay accrued and unpaid interest at the Default Rate.
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
The additional approximate $87.3 million of equity to be deposited with the Trustee is comprised of: (i) a deposit, by March 31, 2023, of $50 million in an account controlled by the Trustee; (ii) a deposit of approximately $25 million in the Equity Account of the Project Fund (as such terms are used in the Indenture) to fund remaining construction costs; (iii) an aggregate deposit of approximately $12.3 million into the Capitalized Interest Accounts (as defined in the Indenture) for the Bonds to pay capitalized interest on the Revenue Bonds through June 30, 2024. The Limited Waiver also requires that the Liquidity Reserve of approximately $50 million remain in the Liquidity Reserve Escrow Fund (as such term is used in the Indenture) for a period beyond the completion date of the Ironton Facility until certain production requirements have been met, and only thereafter may the balance in that fund be reduced based on certain conditions to $25 million, which must remain therein as long as Series 2020A Bonds remain outstanding. The Trustee also released $13.2 million from the Trustee account for the Revenue Bonds for use as part of the remaining investment in 2023 to complete the Ironton Facility in accordance with the Limited Waiver.
As of September 30, 2023, the Ironton Facility failed to meet one such Milestone related to certain targeted production and performance targets, specifically, it failed to produce 4.45 million pounds of pellets from its feedstock in a single month by that date (“September Milestone”). This created an Event of Default under the Limited Waiver (the “September Milestone Event of Default”).
As a result of the September Milestone Event of Default, on November 8, 2023, the Limited Waiver parties entered into a Limited Waiver and Second Supplemental Indenture (the “Second Limited Waiver”) pursuant to which the September Milestone Event of Default was waived, various Milestones were amended and extended and certain additional requirements were imposed upon PCT and its subsidiaries. The principal terms of the Second Limited Waiver, include, but are not limited to, the following:
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

vi.PCO shall have produced 8.90 million pounds of pellets from its feedstock for thirty consecutive days by April 30, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee; and PCO shall have fully-ramped production at the Ironton Facility to nameplate capacity of 107 million pounds per year produced from its feedstock by no later than April 30, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee; and
vii.the milestones referenced in (iii) – (vi) above (each, a “Revised Milestone”), shall replace the corresponding Milestones in the Limited Waiver. If PCO fails to meet any of the Revised Milestones, no Event of Default shall have occurred until PCO has failed to meet such Revised Milestone on the date that is ninety days after such Revised Milestone date; provided, however, that during such ninety-day period, PCO will pay interest from the date of the Revised Milestone requirement until the date that the Revised Milestone is satisfied at the Default Rate, and notwithstanding anything to the contrary in the Indenture, the Loan Agreement, the First Limited Waiver or the other Financing Documents or Bond documents (each as defined in the Indenture), PCO shall not have any access to any funds in the Trust Estate or otherwise held with the Trustee or a third-party (including, without limitation, funds in the Operating Revenue Escrow Fund and the Liquidity Reserve Escrow Fund (terms used as defined in the Indenture) pursuant to the Financing Documents until the date that such Milestone is satisfied.
On February 10, 2024, PCO announced that it had agreed in principle with the Majority Holders that PCO or an affiliate of PCO would purchase (“Purchase”) from Holders for cash, upon the terms and subject to the conditions to be set forth in a definitive purchase agreement, by and among PCO and any Holder of Bonds that elects to be a party to the purchase agreement (each, a “Seller” and collectively, “Sellers”), any and all Bonds held by Sellers at a purchase price equal to $1,050 per $1,000 principal amount of the Bonds purchased, which amount is calculated in part to compensate the Sellers for default interest accruing from January 2, 2023 through December 31, 2023, as well as other accrued and unpaid interest from the last interest payment to, but not including, the Closing Date of the Purchase (as defined below) as consideration for consent to the Third Supplemental Indenture, by and among SOPA, PCO, the Guarantor, PCTO Holdco LLC and the Trustee (the “Third Supplemental Indenture”), which sets forth certain proposed amendments to the Bond Documents (“Proposed Amendments”) that will eliminate a substantial portion of the covenants, Events of Default, and other material terms and protections for the benefit of the Holders contained in the Indenture, the Loan Agreement, the Guaranty and other transaction documents that are permitted by the terms of the Indenture and/or the Loan Agreement to be eliminated with the consent of Majority Holders. The Purchase will occur only if Sellers include at least the Majority Holders and if Sellers consent to the Proposed Amendments. The Purchase Price shall not include any default or penalty interest accruing from January 1, 2024, that may otherwise be owed to Sellers, and each Seller will waive its respective right to such default or penalty interest as additional compensation for the Purchase.
As of March 5, 2024, (the “Closing Date”) PCO and the Majority Holders closed on the Purchase Agreement and Consent (“Purchase Agreement”) comprising the definitive purchase agreement and, as additional consideration, the consent to the Third Supplemental Indenture, including the Proposed Amendments described therein. PureCycle Technologies LLC, an affiliate of PCO and the Guarantor under the Guaranty, will be the purchaser (“Purchaser”) of Bonds under the Purchase Agreement. The Purchase Agreement was executed by each Holder that elects to sell its Bonds to the Purchaser and by PCO and the Purchase was effective on the Closing Date.
The Third Supplemental Indenture amended and supplemented the Indenture and certain of the other Financing Documents by, among other things and without limitation, eliminating substantially all covenants and Events of Default contained in the Indenture, the Loan Agreement and certain of such other financing documents including, but not limited, to the following changes:
•elimination of the Milestones and Revised Milestones;
•amendments extending the Outside Completion Date to December 31, 2030;
•amendments to the definition of each of “Outstanding,” “Bonds Outstanding,” and “Outstanding Bonds” in the Indenture such that any Bonds owned by or on behalf of PureCycle or an affiliate of PureCycle or the Issuer or an affiliate of the Issuer will have the same approval voting or consent rights as other Holders;
•elimination of the requirement to produce sufficient annual gross revenues in order to provide a Senior Debt Service Coverage Ratio (“DSCR”) equal to at least 150% for each fiscal year, and a ratio of at least 110% of net income available for debt service;
•elimination of certain financial prerequisites that placed limitations on the issuance of additional senior parity indebtedness, subordinate indebtedness and non-parity indebtedness;
•elimination of the DSCR requirement for certain equipment liens;
•elimination of delivery of interim financial statements on a quarterly basis for PCO and the Guarantor;
•elimination of requirement for an unqualified opinion of the independent certified public accountant for year-end financials for PCO;
•elimination of quarterly operating statements and monthly reconciliation statements;
•elimination of the Operating Revenue Escrow Fund;
•elimination of the restrictions on distributions by PCO on any of its membership interests, including management fees;
•elimination of the requirement to disclose transactions with affiliates to the Trustee and bondholders and to seek approval of Majority Holders for affiliate transactions.
•elimination of the requirement that offtake contracts provide revenues to PCO sufficient to meet a Senior Parity Coverage Requirement ratio (“SPCR”) of 125% for any fiscal year, commencing December 31, 2023;
•elimination of the requirement that feedstock supply contracts provide feedstock to PCO sufficient to permit PCO to meet a Senior Parity Coverage Requirement ratio (“SPCR”) of 125% for any fiscal year, commencing December 31, 2023;
•elimination of the requirement that the Guarantor replenish the Contingency Account from the Liquidity Reserve Escrow Fund and replenish the Liquidity Reserve Escrow Fund;
•amendments providing that the occurrence of an Event of Default (other than an Event of Default under the Loan Agreement, the Mortgage or the Tax Compliance Agreement, each as defined in the Indenture) will not be an Event of Default under the Indenture; and
•provide for a potentially earlier termination of the Guaranty and release of funds remaining in the Liquidity Reserve Escrow Fund after the Purchase;
•provide for the release of funds (solely to the extent such release may be effectuated with the consent of the Majority Holders) on deposit in accounts in the Trust Estate (as defined in the Indenture) in an amount proportionate to the percentage of aggregate principal amount of Bonds that are submitted for Purchase (with such released funds being used by the Purchaser, together with other available funds of the Purchaser, to effectuate the Purchase); and
•amendments to various escrow accounts and other funds managed by the Trustee and US Bank to permit the release of funds from such accounts in an amount proportionate to the percentage of aggregate principal amount of Bonds purchased by PCO or an affiliate of PCO from time to time.
The Purchase closed on March 5, 2024, and was funded with funds released from the Trust Estate, the Liquidity Reserve Escrow Fund, and available cash from PCO or an affiliate thereof.

Sylebra Credit Facility
On March 15, 2023, PCT entered into a $150 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”), which had an original maturity on June 30, 2024 and was subsequently extended. The Lenders and their affiliates are greater than 5% beneficial owners of PCT.
Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes and satisfies the financing obligation imposed upon PCT by the First Limited Waiver.
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
There were no funds drawn on the Revolving Credit Facility as of December 31, 2023. The up-front commitment fee and other related fees of $2.1 million are being amortized over the term of the contract. During 2023 there were $1.2 million and $0.9 million recorded in prepaid expenses and other current assets during March and September 2023, respectively.
On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Credit Agreement with the Company (the “Borrower”), PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K for additional information.
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
In connection with the above, CSC has funded $19.8 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36 month lease, which will commence when 1) the Company accepts delivery of the equipment at its operating location and 2) all final bills from Vendor are paid. The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the consolidated balance sheet and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in 2024, and the repayment schedule below assumes payments under the 36 month term commence on December 1, 2024.
The Company is also required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023 and are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC (the “Lease Rate Factor”). The Company has determined that these payments represent a cost of borrowing under the financing arrangement and has recorded the payments as interest expense in the consolidated statements of comprehensive income (loss). The Company incurred $4.6 million of interest expense related to these obligations for the year ended December 31, 2023. The Lease Rate Factor is indexed to the WSJ Prime Rate as published by the Wall Street Journal and may be increased for every five basis point change in the index prior to final commencement of the 36 month lease term. Upon commencement of the 36 month lease term, the payments will be characterized as repayment of debt, and the expected coupon rate for the 36 month term is 7.25%.
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
Other Equipment Financing
PCT has executed other equipment sale leasebacks which qualify as financing arrangements, with a total of $1.8 million outstanding as of December 31, 2023.
The Pure Plastic Term Loan Facility
On May 8, 2023, the Company entered into a $ 40.0 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025. The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company. Balances related to the Term Loan Credit Agreement are recorded within related party note payable in the consolidated balance sheets and, in certain instances, the Term Loan Credit Agreement is referred to as the “Related party note payable.”
Borrowings under the Term Loan Credit Agreement may be used to repay indebtedness for borrowed money of PCT, to pay fees and expenses associated with the Term Loan Credit Agreement and the other loan documents and for general corporate purposes not in contravention of any law or of any loan document.
The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender funded the term loan on May 17, 2023 (the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5% and the interest rate for the outstanding term loan was 12.9% as of December 31, 2023. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings. The Company incurred $3.4 million of interest cost during the year ended December 31, 2023. The interest due to date of $3.1 million was paid entirely in kind, which increased the principal amount of the Term Loan Facility by this amount (the “PIK Interest”). The Company has the contractual right to pay all interest payments in kind and may make this election for all interest payments for the duration of the Term Loan Facility. The repayment schedule presented in “Note 3 - Notes Payable and Debt Instruments” does not contemplate future PIK Interest.
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
On March 1, 2024, PCT amended the Term Loan Credit Agreement to (i) increase the amount available to the Company under the permitted indebtedness covenant basket for the Revolving Credit Facility from $150,000,000 to $200,000,000 and (ii) obtain a carve out to permit the Company to purchase the Revenue Bonds.
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
The net proceeds from this offering, excluding any offering expenses, were approximately $218.5 million, after deducting the initial purchaser’s discounts and fees paid to our financial advisor. The Company intends to allocate an amount equal to the net proceeds from this offering to the financing and refinancing of recently completed and future Eligible Green Projects (as defined below) in the United States. In particular, the Company intends to allocate the net proceeds from this offering to make payments on certain long-lead items and fund initial outside battery limits engineering design work, both associated with a multi-line purification facility to be built in Augusta, Georgia. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes. As of December 31, 2023, the Company has allocated $209.0 million of the proceeds to Eligible Green Projects, which includes historical spend through December 31, 2023, related to Augusta purification lines 1 and 2, as well as the PreP facilities in process that will provide feedstock for the Augusta Facility. Funds remaining to allocate, as of December 31, 2023, are $9.5 million.
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
Financial Assurance
On March 14, 2023, PCT secured a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). On February 14, 2024, PCT renewed the surety bond in the amount of $25.0 million and it will expire at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from the renewal date, which is March 14, 2024.
These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because PCT currently has no liability for these financial assurance instruments, they are not reflected in its consolidated balance sheets.
Comparison of the years ended December 31, 2022 and 2021
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the liquidity and capital resources discussion for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021.

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
Long-Lived Assets Impairment Assessment
The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on either estimated salvage value or estimated orderly liquidation value.
During 2023, PCT identified certain impairment triggers relating to our asset group, but the undiscounted pre-tax cash flow analysis did not result in an impairment. Refer to Note 2 Summary of Significant Accounting Policies in the Consolidated Financial Statements. The undiscounted pre-tax cash flows were based on significant assumptions including management’s best estimates of the expected future cash flows, and the estimated useful lives of the asset group. These estimates required considerable judgment and are sensitive to changes in underlying assumptions such as future commodity prices, margins on UPR Resin, operating rates and capital expenditures including repairs and maintenance. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment determination will prove to be an accurate prediction of the future.
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
A summary of the significant assumptions used to estimate the fair value of the RTI Warrants as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	118.1%	99.7%
Risk-free rate of return	4.7%	4.4%
Expected option term (years)	1.0	2.0
The Company recognized $2.2 million and $1.5 million of benefit and $5.2 million of expense related to the change in fair value of the RTI warrant liability for the years ended December 31, 2023, 2022 and 2021, respectively.
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

A summary of the significant assumptions used to estimate the fair value of the private warrants as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	100.2%	105.1%
Risk-free rate of return	4.1%	4.2%
Expected option term (years)	2.2	3.2
The Company recognized $0.5 million, $0.2 million and $3.7 million of benefit related to the change in fair value of the private warrant liability for the years ended December 31, 2023, 2022 and 2021, respectively.
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
As these warrants have similar redemption features and the same exercise price as the Company’s publicly-traded warrants, the market price of the publicly-traded warrants is utilized to value the Series A Warrants. Future warrant liabilities will increase to the extent that there are increases in the market price of the publicly-traded warrants. If there are any modifications or cancellations, this may impact the warrant liabilities and related expense or benefit recognized. Change in fair value of warrant liabilities is presented as its own line item within the consolidated statements of comprehensive loss. The Company recognized $31.1 million of benefit and $7.5 million of expense for the years ended December 31, 2023 and December 31, 2022, respectively.
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

Investments in Debt Securities
Our investment policy is established by the Chief Executive Officer and Chief Financial Officer and is reviewed as needed. Pursuant to this investment policy, as of December 31, 2023, all investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. We manage the market risk related to these investments by holding only highly liquid, minimum “A” rated securities. The weighted average maturity of our investment portfolio is 0.07 years.
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

Item 8.    Financial Statements and Supplementary Data

PureCycle Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PureCycle Technologies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2024 expressed an unqualified opinion.
Going concern
As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has a net capital deficiency. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.
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
Going concern analysis
As described further in Note 1 to the financial statements, the Company has sustained recurring losses and negative cash flows from operations since inception. As of December 31, 2023, the Company has Available Unrestricted Liquidity of $121.6 million, Restricted Cash of $229.1 million and a positive working capital of

$107.0 million. During the year ended December 31, 2023, the Company incurred a net loss of $101.7 million and net cash used in operating activities was $94.9 million. The conditions described in Note 1 raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements; however, management believes its plans to mitigate these conditions alleviate substantial doubt and it believes the Company will be able to meet its obligations as they become due within one year after the date that the financial statements are issued.
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
•We obtained management’s cash flow forecast covering the going concern assessment period to March 2025. We tested the accuracy of underlying data used in preparing the cash flow forecast by determining whether there was adequate support, including agreeing committed financing to contractual support.
•We evaluated the reasonableness of the cash flow forecast by comparing to historical operating results to consider management’s ability to accurately forecast and performing sensitivity analysis on cash expenditures and commitments.
•We performed testing over the significant assumptions used in developing management’s cash flow forecast to assess accuracy. The key assumptions evaluated by the audit team included the following:
•the probability of marketing and reselling the Revenue Bonds repurchased by the Company and potential terms of such transactions
•the probability of the Ironton Plant operating at a level to provide significant cash inflows in 2024
•We evaluated management’s forecasted cash needs in the context of other audit evidence obtained, including but not limited to, Board of Director and committee minutes, presentations, and communications with investors and third parties, and significant contracts entered during 2023 and subsequent to year-end to determine whether the other audit evidence supported or contradicted the cash flow forecast.
•We tested the subsequent event activity including, but not limited to, the repurchase of the Revenue Bonds and additional financing arrangements entered through March 6, 2024.
•We assessed the appropriateness of the disclosures included within the consolidated financial statements relating to liquidity and going concern.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2019.
Southfield, Michigan
March 6, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PureCycle Technologies, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 6, 2024 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 6, 2024

PureCycle Technologies, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
(in thousands except per share data)	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$73,411	$63,892
Debt securities available for sale	48,226	98,592
Restricted cash and cash equivalents – current	25,692	68,850
Prepaid expenses and other current assets	15,316	4,883
Total current assets	162,645	236,217
Restricted cash and cash equivalents – non-current	203,411	94,781
Prepaid expenses and other non-current assets	4,772	5,483
Operating lease right-of-use assets	29,799	19,136
Property, plant and equipment, net	638,746	505,719
TOTAL ASSETS	$1,039,373	$861,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,881	$1,667
Accrued expenses	35,391	35,102
Current portion of long-term debt	9,148	—
Accrued interest	8,190	1,532
Total current liabilities	55,610	38,301
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	467,708	233,513
Related party note payable	39,696	—
Warrant liability	22,059	55,883
Operating lease right-of-use liabilities	27,253	16,620
Other non-current liabilities	1,811	1,136
TOTAL LIABILITIES	$619,137	$350,453

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 450,000 shares authorized; 164,279 and 163,550 shares issued and outstanding as of December 31, 2023 and December 31, 2022	164	164
Additional paid-in capital	764,344	753,885
Accumulated other comprehensive loss	(32)	(641)
Accumulated deficit	(344,240)	(242,525)
TOTAL STOCKHOLDERS' EQUITY	420,236	510,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,039,373	$861,336
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2023	2022	2021
(in thousands except per share data)
Costs and expenses
Operating costs	$52,392	$23,724	$8,273
Research and development	6,607	4,350	3,692
Selling, general and administrative	54,902	53,244	57,615
Total operating costs and expenses	113,901	81,318	69,580
Interest expense	31,368	2,312	7,473
Interest (income)	(10,863)	(4,953)	(821)
Change in fair value of warrants	(33,824)	5,842	1,476
Other expense (income)	483	227	(206)
Total other (income) expense	(12,836)	3,428	7,922
Loss before income taxes	$(101,065)	$(84,746)	$(77,502)
Provision for income taxes	650	—	—
Net Loss	(101,715)	(84,746)	(77,502)

Loss per share
Basic	$(0.62)	$(0.54)	$(0.75)
Diluted	$(0.63)	$(0.55)	$(0.79)
Weighted average common shares
Basic	163,865	155,957	102,913
Diluted	164,013	156,152	102,981

Other comprehensive loss:
Unrealized gain (loss) on debt securities available for sale	$623	$(404)	$(237)
Cumulative translation adjustment	$(14)	$—	$—
Total comprehensive loss	$(101,106)	$(85,150)	$(77,739)
The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year ended December 31, 2023
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Forfeiture of restricted stock	(1)	—	—	—	—	—
Share repurchase	(187)	—	(1,370)	—	—	(1,370)
Equity based compensation	917	—	11,829	—	—	11,829
Unrealized gain on available for sale debt securities	—	—	—	623	—	623
Cumulative translation adjustment	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(101,715)	(101,715)
Balance, December 31, 2023	164,279	$164	$764,344	$(32)	$(344,240)	$420,236

	For the Year ended December 31, 2022
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	$539,423	$(237)	$(157,779)	$381,535
Issuance of common stock	35,714	35	205,261	—	—	205,296
Forfeiture of restricted stock	(33)	—	—	—	—	—
Share repurchase	(212)	—	(1,639)	—	—	(1,639)
Equity based compensation	434	1	10,840	—	—	10,841
Unrealized loss on available for sale debt securities	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(84,746)	(84,746)
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

	For the Year ended December 31, 2021
	Common stock		Class A		Class B Preferred		Class B-1 Preferred		Class C
(in thousands)	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2020	—	$—	3,612	$88,081	1,938	$20,071	1,105	$41,162	775	$11,967	$31,182	$—	$(80,714)	$111,749
Conversion of stock	—	—	34,386	(88,043)	18,690	(20,050)	15,217	(41,146)	5,936	(11,960)	161,199	—	—	$—
Balance at December 31, 2021, effect of reverse recapitalization conversion	—	$—	37,998	$38	20,628	$21	16,322	$16	6,711	$7	$192,381	$—	$(80,714)	$111,749
Issuance of units upon vesting of Legacy PCT profits interests	—	—	—	—	—	—	—	—	116	—	239	—	—	239
Redemption of vested profit units	—	—	—	—	—	—	—	—	(5)	—	(36)	—	—	(36)
Removal of beneficial conversion feature upon adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(31,075)	—	437	(30,638)
Merger Recapitalization	81,754	82	(37,998)	(38)	(20,628)	(21)	(16,322)	(16)	(6,822)	(7)	—	—	—	—
ROCH Shares Recapitalized, Net of Redemptions, Warrant Liability and Issuance Costs of $27.9 million	34,823	35	—	—	—	—	—	—	—	—	293,931	—	—	293,966
Issuance of shares upon conversion of Convertible Notes	9,165	9	—	—	—	—	—	—	—	—	61,787	—	—	61,796
Issuance of restricted stock awards	1,775	2	—	—	—	—	—	—	—	—	(2)	—	—	—
Issuance of common stock	236	1	—	—	—	—	—	—	—	—	999	—	—	1,000
Exercise of warrants	17	—	—	—	—	—	—	—	—	—	196	—	—	196
Forfeiture of restricted stock	(23)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Share repurchase	(131)	—	—	—	—	—	—	—	—	—	(1,695)	—	—	(1,695)
Reclassification of redeemable warrant to liability	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Equity based compensation	31	—	—	—	—	—	—	—	—	—	22,730	—	—	22,730
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(77,502)	(77,502)
Balance, December 31, 2021	127,647	$128	—	$—	—	$—	—	$—	—	$—	$539,423	$(237)	$(157,779)	$381,535

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(101,715)	$(84,746)	$(77,502)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	11,829	10,840	22,636
Fair value change of warrants	(33,824)	5,842	1,476
Depreciation expense	15,935	3,613	2,281
Amortization of debt instrument discounts and debt issuance costs	4,893	1,004	2,612
(Accretion) amortization of (discount) premium on debt securities	(805)	(432)	584
Operating lease amortization expense	2,923	1,596	—
Deferred taxes	650	—	—
Other, net	—	—	128
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(8,873)	(2,171)	(2,265)
Prepaid expenses and other non-current assets	711	52	(2,645)
Accounts payable	418	85	(293)
Accrued expenses	4,045	1,201	(9,320)
Accrued interest	11,207	—	2,801
Deferred revenue	—	—	5,000
Operating right-of-use liabilities	(2,300)	(2,362)	—
Net cash used in operating activities	$(94,906)	$(65,478)	$(54,507)
Cash flows from investing activities
Purchase of property, plant, and equipment	(153,899)	(287,189)	(137,388)
Purchase of debt securities, available for sale	(57,575)	(192,388)	(229,183)
Maturity of debt securities, available for sale	21,000	188,509	37,800
Sale of debt securities, available for sale	88,371	72,681	23,196
Net cash used in investing activities	$(102,103)	$(218,387)	$(305,575)
Cash flows from financing activities
Proceeds from issuance of convertible notes	225,000	—	—
Proceeds from related party note payable	38,000	—	—
Proceeds from equipment lease financing	22,101	—	—
Convertible notes issuance costs	(6,498)	—	(480)
Related party note payable issuance costs	(2,100)	—	—
Debt issuance costs	(2,450)	—	(4,067)
Payments to repurchase shares	(1,370)	(1,639)	(1,695)
Payments on equipment financing	(592)	—	—
Other (payments) proceeds for financing activities	(91)	(56)	147
Proceeds from issuance of common stock	—	206,071	1,000
Proceeds from issuance of warrants	—	43,929	—
Common stock issuance costs	—	(775)	—
Proceeds from ROCH and PIPE financing, net of issuance costs	—	—	298,461
Net cash provided by financing activities	$272,000	$247,530	$293,366
Net increase (decrease) in cash and restricted cash	74,991	(36,335)	(66,716)
Cash and restricted cash, beginning of period	227,523	263,858	330,574
Cash and restricted cash, end of period	$302,514	$227,523	$263,858
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	$13,862	$1,300	$1,495
Non-cash investing activities

PureCycle Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Additions to property, plant, and equipment in accrued expenses	$21,947	$26,386	$29,797
Additions to property, plant, and equipment in accounts payable	$1,592	$817	$636
Additions to property, plant, and equipment in accrued interest	$—	$1,424	$1,424
Non-cash financing activities
Issuance of common stock on conversion of convertible notes	$—	$—	$61,796
PIK interest on convertible notes	$—	$—	$3,492
Initial fair value of acquired warrant liability	$—	$—	$4,604
PIK interest on related party notes payable	$3,125	$—	$—
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$73,411	$63,892	$33,417
Restricted cash and cash equivalents - current	25,692	68,850	141,855
Restricted cash and cash equivalents - non-current	203,411	94,781	88,586
Total cash, cash equivalents and restricted cash	$302,514	$227,523	$263,858

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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications for the year ended December 31, 2023. Specifically, noting the Company reclassified certain expenses between Operating costs, Research and development, and Selling, general, and administrative to more accurately reflect the activities of the business. Total operating costs and expenses did not change for prior years.
Immaterial Corrections Related to Prior Periods
We have identified an immaterial correction to certain 2023 quarters related to depreciation expense associated with the Ironton Purification Plant assets (Machinery & Equipment) placed in service during the period presented herein. We evaluated the effect of this correction on the consolidated financial statements for the year ended December 31, 2023 in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections, ASC 250-10-S99- 1, Assessing Materiality, and ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We have concluded that the 2023 prior periods are not materially misstated. Accordingly, we have reflected the 2023 prior period impacts and associated revisions for these periods presented herein.
The revision increased property, plant and equipment, net and decreased depreciation expense by $1.2 million for the three and six months ended June 30, 2023, and $3.6 million and $4.8 million for the three and nine months ended September 30, 2023. The revisions would have increased basic and diluted EPS by $0.01 and $0.01 for the three and six months ended June 30, 2023 and $0.02 and $0.03 for the three and nine months ended September 30, 2023.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying consolidated financial statements, the Company has begun limited commercial operations but does not have any significant sources of revenue.
The following is a summary of the components of our current liquidity (in thousands):

	As of
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$73,411	$63,892
Debt securities available for sale	$48,226	$98,592
Unrestricted liquidity	$121,637	$162,484
Less: Other Ironton set-aside	$—	$54,560
Available unrestricted liquidity	$121,637	$107,924

Restricted cash and cash equivalents (current and non-current)	$229,103	$163,631

Working capital	$107,035	$197,916
Accumulated deficit	$(344,240)	$(242,525)

	For the twelve months ended
	December 31, 2023	December 31, 2022
Net loss	(101,715)	$(84,746)
As of December 31, 2023, PCT had $121.6 million of Available Unrestricted Liquidity and had Restricted Cash and Cash Equivalents of $229.1 million. On March 15, 2023, PCT entered into a $150.0 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes. There are currently no borrowings under the Revolving Credit Facility.
PCT sold an immaterial amount of UPR resin in 2023. Due to intermittent mechanical challenges during the commissioning process of the Ironton Facility, the Ironton Facility has not yet reached the point of producing significant continuous operational volumes. While these mechanical issues are not uncommon for a first-of-its kind manufacturing facility, the downtime needed to correct these issues is a significant contributing factor to the delay of the Ironton Facility reaching the point of producing significant continuous operational volumes. We expect the Ironton Facility to be fully operational later in 2024.
In 2023, PCT negotiated the Second Limited Waiver (as defined below) with the Revenue Bondholders to remedy the September Milestone Event of Default (as defined below) related to the Ironton Facility’s failure to meet the September Milestone – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements for additional information. Pursuant to the Second Limited Waiver, the September Milestone Event of Default was waived, various Milestones were amended and extended and certain additional requirements were imposed upon PCT and its subsidiaries. PCO was unable to produce 4.45 million pounds of pellets from its feedstock for thirty consecutive days by December 31, 2023, and certain required performance testing of the Ironton Facility was not complete by February 28, 2024, each as required by the Second Limited Waiver, and therefore PCO entered a 90-day cure period after which point an Event of Default will be deemed to have occurred. Further, PCO expected to fail to meet certain annually calculated financial ratios as required. As described in further detail below, on March 5, 2024, a subsidiary of the Company Purchased the majority of the outstanding Revenue Bonds and, in connection with such Purchase substantially all covenants and Events of Default contained in the Indenture, including the potential Events of Defaults related to certain annually calculated financial ratios and missed milestones referenced herein, the Loan Agreement

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
and certain of such other Financing Documents were eliminated. See Note 3 - Notes Payable and Debt for more information.
As of December 31, 2023, PCT anticipates that up to $12.5 million will be needed to complete the investment in the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone. PCT also has other capital commitments of approximately $53.8 million related to long-lead equipment and pre-construction work for the Augusta Facility and $7.8 million for equipment and leases related to future Feed PreP and purification facilities, both in the U.S. and internationally. Moreover, there are interest payments of at least $38.0 million, as well as other ongoing monthly costs associated with managing the Company.
Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
PCT believes that its current level of Unrestricted Available Liquidity is not sufficient to fund operations, outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements.
In an effort to alleviate these conditions, PCT entered into two agreements. On March 5, 2024, a subsidiary of the Company Purchased 99% of the outstanding Revenue Bonds pursuant to the Purchase Agreement (as defined below). In connection with the Purchase, the Indenture was amended and supplemented and substantially all covenants and Events of Default contained in the Indenture, the Loan Agreement and certain of such other Financing Documents were eliminated. The Purchase reduced unrestricted liquidity by $74.5 million and restricted liquidity by $184.6 million. Also, on March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Credit Agreement with the Company (the “Borrower”), PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes – see Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information. Further, PCT intends to and has the ability to re-market some or all of the Purchased Revenue Bonds based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the Purchased Revenue Bonds. The ability to re-market the Purchased Revenue Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility and Term Loan Credit Agreement. After considering management’s plans to mitigate these conditions, including adjustment of expenditure timing and execution of the amendment to the Sylebra Revolving Credit Facility, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a low-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with our Available Unrestricted Liquidity balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s common stock.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going Concern
Refer to Note 1 – Organization for further discussion.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of December 31, 2023, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as commercial paper and US treasuries with maturities of 90 days or less at acquisition. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
Restricted Cash
Proceeds from the issuance of revenue bonds are restricted for use in construction of the Ironton Facility. Amounts required by the Limited Waiver (refer to Note 3 – Notes Payable and Debt Instruments) were also placed in restricted cash for various future uses. Cash pledged as collateral for leased properties is also deemed restricted and included within this definition. Restricted cash that is expected to be spent or released from restriction within twelve months is classified as current on the consolidated balance sheet. Restricted cash that is expected to be spent or released from restriction after twelve months is classified as noncurrent on the consolidated balance sheet.
Investments
The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of December 31, 2023 and 2022 have been classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.
Bond Issuance Costs
The Company has incurred costs which are directly attributable to the Company’s revenue bond financing. These costs include items such as document preparation costs, underwriting fees, and other external, incremental expenses paid to advisors that directly relate to the financing. Upon successful completion of the bond offering in 2020, these costs were reclassified to reduce the carrying amount of the bond liability and will

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
be amortized ratably over the term of the bond using the effective interest method. During the years ended December 31, 2023, 2022 and 2021 the Company incurred $0, $0 and $4.0 million, respectively, of capitalized bond issuance costs. As of December 31, 2023 and 2022, the Company has capitalized bond issuance costs totaling $10.2 million and $11.1 million, which are recorded as an offset to Bonds payable - non-current on the consolidated balance sheet.
Property, Plant and Equipment
As of December 31, 2023 and 2022, the Company’s property, plant and equipment consists of building, land, office equipment and furniture, machinery and equipment, fixtures and furnishings and construction in progress. All property, plant and equipment are located within the United States. Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over the following table:

Building	10-39 years
Land	Indefinite
Office equipment and furniture	3-5 years
Machinery and equipment	3-30 years
Fixtures and Furnishings	5-7 years
Construction in progress relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. In accordance with ASC 835, Interest, the Company capitalizes all interest incurred on tax exempt project indebtedness. The capitalized interest is recorded as part of the asset to which it relates over the asset’s estimated useful life. Interest cost capitalized as of December 31, 2023, 2022 and 2021 totaled $7.1 million, $17.1 mil and $17.1 million, respectively.
The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on either estimated salvage value or estimated orderly liquidation value.
During 2023, the Company determined that there were indicators of impairment directly and indirectly related to not achieving reliably, consistent operations. Specifically, missed operational milestones and certain failed debt service coverage covenants related to the Revenue Bonds. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, PCT estimated the future undiscounted cash flows expected to be generated from the use of the long-lived asset group. PCT then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset group. Based on this test, it was determined that the estimated undiscounted cash flows were in excess of the carrying amount of the long-lived asset group and, accordingly, the long-lived asset group is fully recoverable as of December 31, 2023.
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
Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve for penalties and interest (“P&I”) related to uncertain tax positions was zero as of December 31, 2023 and 2022. As a policy election, the Company will accrue future P&I on unrecognized tax benefits through income tax expense in the consolidated statements of comprehensive loss.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.
Segment Information
Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company has one component. Therefore, the Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which is conducting business as a plastic recycler. To date, the Company has limited operations and measures performance on a consolidated basis.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for our annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during fiscal 2023 that are of significance or potential significance to us.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS
The Company’s debt balances consist of the following at December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Revenue Bonds	$249,550	$249,550
Equipment Financing Payable	21,509	—
Green Convertible Notes	250,000	—
	$521,059	$249,550
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(44,203)	(16,037)
Less: Current portion	(9,148)	—
Long-term debt, less current portion	$467,708	$233,513

Pure Plastic Note Payable	$43,125	$—
Less: Original issuance discount and debt issuance costs classified as a reduction to note payable	(3,429)	—
Related party note payable	$39,696	$—
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
As conditions for closing the Revenue Bonds, Legacy PCT contributed $60.0 million in equity at closing and PureCycle and certain affiliates contributed an additional $40.0 million in equity upon the Closing of the Business Combination. PureCycle provided the Liquidity Reserve for construction of the Ironton Facility of $50.0 million and deposited the amount upon the Closing of the Business Combination. In addition, PureCycle must maintain at least $75.0 million of cash on its balance sheet as of July 31, 2021 and $100.0 million of cash on its balance sheet as of January 31, 2022, including the Liquidity Reserve. The Company has met this requirement and continues to maintain that cash balance at December 31, 2023.
The Revenue Bonds are recorded within Bonds payable in the consolidated balance sheet. The Company incurred $19.3 million, $19.4 million, and $19.3 million of interest cost during the years ended December 31, 2023, 2022, and 2021 respectively. As the Revenue Bond proceeds were used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $7.1 million, $17.1 million, and $17.1 million of interest cost during the twelve months ended December 31, 2023, 2022, and 2021 respectively. As of December 31, 2023, the fair value of the Revenue Bonds was $193.9 million, which was determined using inputs characteristic of a Level 2 fair value measurement. Although the Company has determined the estimated fair value using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair value. Therefore, this estimate is not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
On March 15, 2023, SOPA, the Trustee, PCT, PCTO Holdco LLC (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture), pursuant to which the pledgor pledged certain interests to secure obligations of PCO under various Financing Documents relating to the Revenue Bonds and PCO (collectively, the “Company Parties”) entered into a Limited Waiver and First Supplemental Indenture (the “Limited Waiver”), supplementing the Indenture and amending the Loan Agreement and the amended and restated Guaranty (as defined in the Indenture), and pursuant to which the Holders (as defined in the Indenture) of a majority in aggregate principal amount of the Series 2020A Bonds outstanding (the “Majority Holders”) consented to the Limited Waiver, based on stated conditions, of a Specified Event of Default (as defined below) under the Indenture and the Loan Agreement.
Under the terms of the Loan Agreement, PCO was required to cause the Ironton Facility to be completed by December 1, 2022. The Ironton Facility was not completed by that date due to a variety of challenges resulting from, among other things, the COVID-19 outbreak, the ongoing military conflict between Russia and Ukraine, and certain U.S. weather-related events (the “First Specified Event of Default”).
Subject to the following conditions, the First Specified Event of Default is waived in exchange for PCO’s agreement to meet certain milestones toward completing the Ironton Facility, to deposit additional equity aggregating approximately $87.3 million with the Trustee for various purposes and to make certain other representations and warranties; provided, however, that any failure to comply with the terms of the Limited Waiver shall be an immediate Event of Default under the Indenture and Loan Agreement, which will be deemed to have occurred on January 2, 2023 with respect to any requirements to pay accrued and unpaid interest at the Default Rate.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
As of September 30, 2023, the Ironton Facility failed to meet one such Milestone related to certain targeted production and performance targets, specifically, it failed to produce 4.45 million pounds of pellets from its feedstock in a single month by that date (“September Milestone”). This created an Event of Default under the Limited Waiver (the “September Milestone Event of Default”).
As a result of the September Milestone Event of Default, on November 8, 2023, the Limited Waiver parties entered into a Limited Waiver and Second Supplemental Indenture (the “Second Limited Waiver”) pursuant to which the September Milestone Event of Default was waived, various Milestones were amended and extended and certain additional requirements were imposed upon PCT and its subsidiaries. The principal terms of the Second Limited Waiver, include, but are not limited to, the following:
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
vi.PCO shall have produced 8.90 million pounds of pellets from its feedstock for thirty consecutive days by April 30, 2024, which shall be evidenced by a certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee; and PCO shall have fully-ramped production at the Ironton Facility to nameplate capacity of 107 million pounds per year produced from its feedstock by no later than April 30, 2024, which shall be evidenced by a

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
certificate signed by an Authorized Representative of PCO and by the Construction Monitor certifying thereto and delivered to the Trustee; and
vii.the milestones referenced in (iii) – (vi) above (each, a “Revised Milestone”), shall replace the corresponding Milestones in the Limited Waiver. If PCO fails to meet any of the Revised Milestones, no Event of Default shall have occurred until PCO has failed to meet such Revised Milestone on the date that is ninety days after such Revised Milestone date; provided, however, that during such ninety-day period, PCO will pay interest from the date of the Revised Milestone requirement until the date that the Revised Milestone is satisfied at the Default Rate, and notwithstanding anything to the contrary in the Indenture, the Loan Agreement, the First Limited Waiver or the other Financing Documents or Bond documents (each as defined in the Indenture), PCO shall not have any access to any funds in the Trust Estate or otherwise held with the Trustee or a third-party (including, without limitation, funds in the Operating Revenue Escrow Fund and the Liquidity Reserve Escrow Fund (terms used as defined in the Indenture) pursuant to the Financing Documents until the date that such Milestone is satisfied.
On February 10, 2024, PCO announced that it had agreed in principle with the Majority Holders that PCO or an affiliate of PCO would purchase (“Purchase”) from Holders for cash, upon the terms and subject to the conditions to be set forth in a definitive purchase agreement, by and among PCO and any Holder of Bonds that elects to be a party to the purchase agreement (each, a “Seller” and collectively, “Sellers”), any and all Bonds held by Sellers at a purchase price equal to $1,050 per $1,000 principal amount of the Bonds purchased, which amount is calculated in part to compensate the Sellers for default interest accruing from January 2, 2023 through December 31, 2023, as well as other accrued and unpaid interest from the last interest payment to, but not including, the Closing Date of the Purchase (as defined below) as consideration for consent to the Third Supplemental Indenture, by and among SOPA, PCO, the Guarantor, PCTO Holdco LLC and the Trustee (the “Third Supplemental Indenture”), which sets forth certain proposed amendments to the Bond Documents (“Proposed Amendments”) that will eliminate a substantial portion of the covenants, Events of Default, and other material terms and protections for the benefit of the Holders contained in the Indenture, the Loan Agreement, the Guaranty and other transaction documents that are permitted by the terms of the Indenture and/or the Loan Agreement to be eliminated with the consent of Majority Holders. The Purchase will occur only if Sellers include at least the Majority Holders and if Sellers consent to the Proposed Amendments. The Purchase Price shall not include any default or penalty interest accruing from January 1, 2024, that may otherwise be owed to Sellers, and each Seller will waive its respective right to such default or penalty interest as additional compensation for the Purchase.
As of March 5, 2024, (the “Closing Date”) PCO and the Majority Holders closed on the Purchase Agreement and Consent (“Purchase Agreement”) comprising the definitive purchase agreement and, as additional consideration, the consent to the Third Supplemental Indenture, including the Proposed Amendments described therein. PureCycle Technologies LLC, an affiliate of PCO and the Guarantor under the Guaranty, will be the purchaser (“Purchaser”) of Bonds under the Purchase Agreement. The Purchase Agreement was executed by each Holder that elects to sell its Bonds to the Purchaser and by PCO and the Purchase was effective on the Closing Date.
The Third Supplemental Indenture amended and supplemented the Indenture and certain of the other Financing Documents by, among other things and without limitation, eliminating substantially all covenants and Events of Default contained in the Indenture, the Loan Agreement and certain of such other financing documents including, but not limited, to the following changes:
•elimination of the Milestones and Revised Milestones;
•amendments extending the Outside Completion Date to December 31, 2030;
•amendments to the definition of each of “Outstanding,” “Bonds Outstanding,” and “Outstanding Bonds” in the Indenture such that any Bonds owned by or on behalf of PureCycle or an affiliate of PureCycle or the Issuer or an affiliate of the Issuer will have the same approval voting or consent rights as other Holders;

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
•elimination of the requirement to produce sufficient annual gross revenues in order to provide a Senior Debt Service Coverage Ratio (“DSCR”) equal to at least 150% for each fiscal year, and a ratio of at least 110% of net income available for debt service;
•elimination of certain financial prerequisites that placed limitations on the issuance of additional senior parity indebtedness, subordinate indebtedness and non-parity indebtedness;
•elimination of the DSCR requirement for certain equipment liens;
•elimination of delivery of interim financial statements on a quarterly basis for PCO and the Guarantor;
•elimination of requirement for an unqualified opinion of the independent certified public accountant for year-end financials for PCO;
•elimination of quarterly operating statements and monthly reconciliation statements;
•elimination of the Operating Revenue Escrow Fund;
•elimination of the restrictions on distributions by PCO on any of its membership interests, including management fees;
•elimination of the requirement to disclose transactions with affiliates to the Trustee and bondholders and to seek approval of Majority Holders for affiliate transactions.
•elimination of the requirement that offtake contracts provide revenues to PCO sufficient to meet a Senior Parity Coverage Requirement ratio (“SPCR”) of 125% for any fiscal year, commencing December 31, 2023;
•elimination of the requirement that feedstock supply contracts provide feedstock to PCO sufficient to permit PCO to meet a Senior Parity Coverage Requirement ratio (“SPCR”) of 125% for any fiscal year, commencing December 31, 2023;
•elimination of the requirement that the Guarantor replenish the Contingency Account from the Liquidity Reserve Escrow Fund and replenish the Liquidity Reserve Escrow Fund;
•amendments providing that the occurrence of an Event of Default (other than an Event of Default under the Loan Agreement, the Mortgage or the Tax Compliance Agreement, each as defined in the Indenture) will not be an Event of Default under the Indenture; and
•provide for a potentially earlier termination of the Guaranty and release of funds remaining in the Liquidity Reserve Escrow Fund after the Purchase;
•provide for the release of funds (solely to the extent such release may be effectuated with the consent of the Majority Holders) on deposit in accounts in the Trust Estate (as defined in the Indenture) in an amount proportionate to the percentage of aggregate principal amount of Bonds that are submitted for Purchase (with such released funds being used by the Purchaser, together with other available funds of the Purchaser, to effectuate the Purchase); and
•amendments to various escrow accounts and other funds managed by the Trustee and US Bank to permit the release of funds from such accounts in an amount proportionate to the percentage of aggregate principal amount of Bonds purchased by PCO or an affiliate of PCO from time to time.
The Purchase closed on March 5, 2024, and was funded with funds released from the Trust Estate, the Liquidity Reserve Escrow Fund, and available cash from PCO or an affiliate thereof.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
In connection with the above, CSC has funded $19.8 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36 month lease, which will commence when 1) the Company accepts delivery of the equipment at its operating location and 2) all final bills from Vendor are paid. The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the consolidated balance sheet and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in 2024, and the repayment schedule below assumes payments under the 36 month term commence on December 1, 2024.
The Company is also required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023 and are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC (the “Lease Rate Factor”). The Company has determined that these payments represent a cost of borrowing under the financing arrangement and has recorded the payments as interest expense in the consolidated statements of comprehensive income (loss). The Company incurred $4.6 million of interest related to these obligations for the twelve months ending December 31, 2023. The Lease Rate Factor is indexed to the WSJ Prime Rate as published by the Wall Street Journal and may be increased for every five basis point change in the index prior to final commencement of the 36 month lease term. Upon commencement of the 36 month lease term, the payments will be characterized as repayment of debt, and the expected coupon rate for the 36 month term is 7.25%.
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
Other Equipment Financing
The Company has executed other equipment sale leasebacks which qualify as financing arrangements, with a total of $1.8 million outstanding as of December 31, 2023.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Sylebra Credit Facility
On March 15, 2023, PCT entered into a $150 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”), which matures on June 30, 2024. The Lenders and their affiliates are greater than 5% beneficial owners of PCT.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
On August 4, 2023, the Company entered into the Second Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Second Amendment”), in connection with the Company’s $150 million Revolving Credit Facility governed by the Revolving Credit Agreement, to extend the maturity date of the Revolving Credit Facility to March 31, 2025. PCT incurred a fee of $0.9 million related to the extension.
On August 21, 2023, the Company further amended the Revolving Credit Agreement to (i) increase the amount available to the Company under the indebtedness covenant basket for offerings of unsecured convertible notes from $200,000,000 to $250,000,000 and (ii) make certain changes to the restricted payments covenant and the events of default section in order to permit the Notes (as defined below).
There were no funds drawn on the Revolving Credit Facility as of December 31, 2023. The up-front commitment fee and other related fees of $2.1 million are being amortized over the term of the contract. During 2023 there were $1.2 million and $0.9 million recorded in prepaid expenses and other current assets during March and September 2023, respectively.
On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Credit Agreement with the Company (the “Borrower”), PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”).
The Pure Plastic Term Loan Facility
On May 8, 2023, the Company entered into a $40 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Company, the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025 (the “Term Loan Facility”). Affiliates of the Lender are greater than 5% beneficial owners of the Company. Balances related to the Term Loan Credit Agreement are recorded within related party note payable in the consolidated balance sheets and, in certain instances, the Term Loan Credit Agreement is referred to as the “Related party note payable.”
Borrowings under the Term Loan Credit Agreement may be used to repay indebtedness for borrowed money of the Company, to pay fees and expenses associated with the Term Loan Credit Agreement and the other loan documents and for general corporate purposes not in contravention of any law or of any loan document.
The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender funded the term loan on May 17, 2023 (the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5%, and the interest rate for the outstanding term loan was 12.9% as of December 31, 2023. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings. The Company incurred $3.4 million of interest cost during the Twelve Months Ended December 31, 2023. The interest due to date of $3.1 million was paid entirely in kind, which increased the principal amount of the Term Loan Facility by this amount (the “PIK Interest”). The Company has the contractual right to pay all interest payments in kind and

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
may make this election for all interest payments for the duration of the Term Loan Facility. The repayment schedule presented below does not contemplate future PIK Interest.
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
On March 1, 2024, PCT amended the Term Loan Credit Agreement to (i) increase the amount available to the Company under the permitted indebtedness covenant basket for the Revolving Credit Facility from $150,000,000 to $200,000,000 and (ii) obtain a carve out to permit the Company to purchase the Revenue Bonds.
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
The net proceeds from this offering were approximately $218.50 million, after deducting the initial purchaser’s discounts and fees paid to our financial advisor. The Company intends to allocate an amount equal to the net proceeds from this offering to the financing and refinancing of recently completed and future Eligible Green Projects (as defined below) in the United States. In particular, the Company intends to allocate the net proceeds from this offering to make payments on certain long-lead items and fund initial outside battery limits engineering design work, both associated with a multi-line purification facility to be built in Augusta, Georgia. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes. As of December 31, 2023, the Company has allocated $209.0 million of the proceeds to Eligible Green Projects, which includes historical spend through December 31, 2023, related to Augusta purification lines 1 and 2, as well as the PreP facilities in process that will provide feedstock for the Augusta Facility. Funds remaining to allocate, as of December 31, 2023, are $9.5 million.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	December 31,
	2023	2022
Contractual interest expense	$6,394	$—
Amortization of deferred financing costs	$2,237	$—
Effective interest rate	11.2%	—%
The following provides a summary of the convertible notes (in thousands):

	As of
	December 31, 2023	December 31, 2022
Unamortized deferred issuance costs	$29,261	$—
Net carrying amount	$220,739	$—
Fair value	$94,500	$—
Fair value level	Level 3
Principal repayments due on Long-term debt and Related party note payable over the next five years are as follows (in thousands):

Years ending December 31,	Long-term debt	Related Party Note Payable
2024	$9,230	$—
2025	22,879	43,125
2026	14,181	—
2027	31,599	—
2028	7,710	—
Thereafter	435,460	—
	$521,059	$43,125
Less: Original issue discount and debt issuance costs classified as reduction to long-term debt	(44,203)	(3,429)
Less: Current portion	(9,148)	—
Total	$467,708	$39,696
NOTE 4 - STOCKHOLDERS’ EQUITY
Common Stock
Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 450.0 million shares of common stock with a par value of $0.001. As of December 31, 2023 and December 31, 2022, 164.3 million and 163.6 million shares are issued and outstanding, respectively.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Preferred Stock
As of December 31, 2023, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which no shares are issued and outstanding.
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
As of December 31, 2023, approximately 17.0 million shares of common stock are authorized for issuance under the Plan, of which approximately 9.6 million remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals applicable to the issued Plan awards).
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
For RSUs issued prior to approval of the Plan, the Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. Fair value of the RSUs is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2023	2022
Expected annual dividend yield	—%	—%
Expected volatility	—%	—%
Risk-free rate of return	—%	—%
Expected option term (years)	0	0
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A summary of restricted stock activity for the years ended December 31, 2023 and 2022 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2021	2,671	14.33	3.38
Granted	1,525	7.49
Vested	(982)	5.89
Forfeited	(454)	9.76
Non-vested at December 31, 2022	2,760	11.92	2.74
Granted	1,540	5.90
Vested	(1,012)	11.52
Forfeited	(441)	8.49
Non-vested at December 31, 2023	2,847	9.31	2.29
Equity-based compensation cost is recorded within the selling, general and administrative expenses and operating costs in the consolidated statements of comprehensive loss, and totaled approximately $11.0 million,$11.2 million, and $16.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there were $17.0 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.29 years.
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
The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2023	2022
Expected annual dividend yield	—%	—%
Expected volatility	77.3%	—%
Risk-free rate of return	3.5%	—%
Expected option term (years)	6.5	0
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A summary of stock option activity for the years ended December 31, 2023 and 2022 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2021	613	$28.90	6.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2022	613	$28.90	4.0
Granted	459	5.72	10.0
Exercised	—	—
Forfeited	(89)	5.72
Balance, December 31, 2023	983	$20.17	5.4
Exercisable	630
Equity-based compensation cost is recorded within the selling, general and administrative expenses within the consolidated statements of comprehensive income (loss). The Company recorded a benefit of approximately $0.2 million for the year ended December 31, 2022 and expense of approximately $0.4 million and $1.6 million for the years ended December 31, 2023 and 2021, respectively. The weighted average grant-date fair values of options granted during the year ended December 31, 2023 and 2022 were $4.07 and $0, respectively. There were no stock options exercised during 2023 or 2022. As of December 31, 2023, there were $1.1 million in compensation costs related to non-vested stock options to be recognized over a weighted average remaining period of 5.37 years.
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
As of December 31, 2023, and 2022, the outstanding PSUs issued by the Company were 1.2 million and 1.1 million, respectively. As of December 31, 2023, the performance-based provisions have not been achieved for any of the outstanding performance-based awards.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
A summary of the PSU activity for the years ended December 31, 2023 and 2022 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted average remaining recognition period
Balance, December 31, 2021	424	$18.65	2.0
Granted	1,020	7.53
Vested	—	—
Forfeited	(384)	10.58
Balance, December 31, 2022	1,060	$10.87	1.7
Granted	416	6.08
Vested	—	—
Forfeited	(230)	13.10
Balance, December 31, 2023	1,246	$8.85	1.4
Equity-based compensation cost is recorded within selling, general and administrative expenses within the consolidated statements of comprehensive loss. The Company recognized expense of approximately $0.4 million for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021 the Company recognized a benefit of $0.2 million and expense of $4.4 million, respectively. As of December 31, 2023, there were $1.1 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 1.39 years.
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
A summary of the RTI warrant activity for the years ended December 31, 2023 and 2022 is as follows (in thousands, except per share data, as adjusted to show the effect of the reverse recapitalization as described in Note 1):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	971	$5.56	$0.03	3.0
Granted	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2022	971	$5.56	$0.03	2.0
Granted	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2023	971	$5.56	$0.03	1.0
Exercisable	971

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The Company recognized $2.2 million and $1.5 million of benefit for the years ended December 31, 2023 and 2022, respectively and $5.2 million of expense for the year ended December 31, 2021. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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
There were approximately 5.7 million Public Warrants and 0.2 million Private Placement warrants outstanding at December 31, 2023 and 2022. The Company recognized $0.5 million, $0.2 million and $3.7 million of benefit related to the change in fair value of the Private Warrants for the years ended December 31, 2023, 2022, and 2021, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
As of December 31, 2023, there were approximately 17.9 million Series A Warrants outstanding. The Company recognized $31.1 million of benefit for the year ended December 31, 2023 and $7.5 million of expense for the year ended December 31, 2022. Refer to Note 12 – Fair Value of Financial Instruments for further information.
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
The Pure Plastic Term Loan Facility
On May 8, 2023, the Company entered into a $40.0 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025. The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company. Balances related to the Term Loan Credit Agreement are recorded within related party note payable in the consolidated balance sheets and, in certain instances, the Term Loan Credit Agreement is referred to as the “Related party note payable.” Refer to Note 3 - Notes Payable and Debt Instruments for further information.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Years ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to PureCycle	$(101,715)	$(84,746)	$(77,502)
Less cumulative earnings to participating warrants	—	—	—
Net loss attributable to common stockholders	$(101,715)	$(84,746)	$(77,502)
Denominator:
Weighted average common shares outstanding, basic	163,865	155,957	102,913
Net loss per share attributable to common stockholder, basic	$(0.62)	$(0.54)	$(0.75)
Presented in the table below is a reconciliation of the numerator and denominator for the diluted EPS calculations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to PureCycle	$(101,715)	$(84,746)	$(77,502)
Less change in fair value of dilutive warrants	(2,233)	(1,505)	(3,666)
Less income attributable to participating warrants	—	—	—
Net loss attributable to common shareholders	$(103,948)	$(86,251)	$(81,168)
Denominator:
Weighted average common shares outstanding, basic	163,865	155,957	102,913
Add common equivalent shares from warrants	148	195	68
Weighted average common shares outstanding, diluted	164,013	156,152	102,981

Net loss per share attributable to common stockholder, diluted	$(0.63)	$(0.55)	$(0.79)
Certain outstanding common share equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. For the years ended December 31, 2023, 2022 and 2021, the Company had outstanding instruments of approximately 23.8 million, 23.8 million and 6.7 million vested but not exercised warrants, 1.0 million, 0.6 million and 0.6 million issued but not exercised stock options, 2.8 million, 2.6 million and 2.3 million non-vested restricted stock units, 1.2 million, 1.1 million and 0.4 million non-vested performance stock units, 4.0 million, 4.0 million, and 4.0 million contingently-issuable shares related to the Earnout, and 16.9 million, 0 and 0 shares issuable upon conversion of the Green Convertible Notes (as described further in Note 3 – Notes Payable and Debt Instruments) which could be dilutive to the calculation in the future, respectively.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	As of December 31, 2023
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$81,593	$2,440	$79,153
Machinery and equipment	349,796	20,415	329,381
Leasehold improvements	2,972	1,447	1,525
Fixtures and furnishings	711	177	534
Land improvements	150	32	118
Land	1,150	—	1,150
Construction in process	226,885	—	226,885
Total property, plant and equipment	$663,257	$24,511	$638,746

	As of December 31, 2022
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$12,534	$1,016	$11,518
Machinery and equipment	23,728	6,674	17,054
Leasehold improvements	2,957	$803	2,154
Fixtures and furnishings	529	83	446
Land improvements	150	22	128
Land	1,150	—	1,150
Construction in process	473,269	—	473,269
Total property, plant and equipment	$514,317	$8,598	$505,719
Depreciation expense is recorded within operating costs in the consolidated statements of comprehensive loss and amounted to $15.9 million, $3.6 million, and $2.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, of which $12.2 million, $0.8 million, and $0 is recorded as operating costs, respectively, $3.0 million, $2.5 million, and $2.3 million is recorded as research and development expense, respectively, and $0.7 million, $0.3 million, and $0 is recorded as selling, general, and administrative expense within the consolidated statements of comprehensive loss, respectively.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
As of December 31, 2023, the Company is in Phase 3 of the agreement and has recorded $2.0 million within prepaid expenses and other current assets in the consolidated balance sheets.
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
Block and Release Agreement
On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a payment of $5.0 million for future receipt of resin consisting of recycled polypropylene (“recycled PP”). The prepayment was placed in an escrow account until the “release condition” of the Company closing the bond offering and overall capital funding of at least $370.0 million has occurred. After the Company successfully raised the required capital, the $5.0 million was released to the Company in 2021 and recorded as deferred revenue in the consolidated balance sheets.
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
Loss from continuing operations before income taxes, classified by source of income, were as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Domestic	$(100,432)	$(84,746)	$(77,502)
Foreign	(633)	—	—
Total	$(101,065)	$(84,746)	$(77,502)

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The components of the provision (benefit) for income taxes were as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total current provision (benefit)	$—	$—	$—
Deferred:
Federal	650	—	—
State and local	—	—	—
Foreign	—	—	—
Total deferred provision (benefit)	$650	$—	$—
Total provision (benefit) for income taxes	$650	$—	$—
The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Years ended December 31,
	2023		2022		2021
Tax at statutory federal rate	$(21,224)	21.0%	$(17,797)	21.0%	$(16,275)	21.0%
Rates different than the statutory rate	—	—%	—	—%	2,677	(3.5)%
State income tax	(3,114)	3.1%	(1,433)	1.7%	—	—%
Compensation expense	1,228	(1.2)%	805	(0.9)%	2,973	(3.8)%
Warrant expense and other permanent items	(6,920)	6.8%	1,247	(1.5)%	241	(0.3)%
Change in tax status	—	—%	—	—%	(4,100)	5.3%
Tax Credits	(22,329)	22.1%	(3,571)	4.2%	—	—%
Prior period adjustment	1,083	(1.1)%	(1,880)	2.2%	—	—%
Tax rate change	(474)	0.5%	(712)	0.8%	—	—%
Valuation allowance	52,399	(51.8)%	24,136	(28.5)%	15,205	(19.6)%
Other	1	—%	(795)	0.9%	(721)	0.9%
Provision (benefit) for income taxes	$650	(0.6)%	$—	—%	$—	—%
Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The components of the deferred income tax assets and liabilities were as follows (in thousands):

	Years ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses and tax credit carry-forward	$104,625	$32,918
Stock-based compensation	2,292	1,837
Start-up expenses	9,950	10,301
Property, plant, and equipment	—	—
Interest expense carryforwards	—	—
Deferred revenue	1,391	1,370
Lease liabilities	4,092	4,604
Other	946	859
Gross deferred tax asset	$123,296	$51,889
Less valuation allowance	(91,739)	(39,340)
Net deferred tax asset	$31,557	$12,549
Deferred tax liabilities:
Research and experimental expenses	—	(1,662)
Property, plant, and equipment	(27,437)	(5,821)
Right of use assets	(4,056)	(4,415)
Other accruals	(714)	(651)
Total deferred tax liability	$(32,207)	$(12,549)
Net deferred tax asset (liability)	$(650)	$—
As of December 31, 2023, the Company has $340.4 million of gross U.S. federal net operating loss carryforward, $8.7 million post apportioned gross state net of operating loss carryforwards, and $26.2 million of research and development tax credit carryforwards. As of December 31, 2022, the Company had $128.8 million of gross U.S. federal net operating loss carryforward, $2.0 million post apportioned gross state net of operating loss carryforwards, and $3.9 million of research and development tax credit carryforwards. The attributes will be available to offset future income tax liabilities. The U.S. federal net operating losses can be carried forward indefinitely, the state net operating losses in certain jurisdictions can be carried forward indefinitely while certain jurisdictions expire at various dates, and the research and development tax credit can be carried forward for up to 20 years.
Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $91.7 million as of December 31, 2023 and 39.3 million as of December 31, 2022, resulting in a net change of $52.4 million year-over-year. The valuation allowance mainly relates to U.S. federal and state net operating loss carryforwards, credit carryforwards, and start-up expenses. As the Company has generated nominal revenue from inception, insufficient projected taxable income and lack of other sources of taxable income gives rise to need of a valuation allowance.
As of December 31, 2023, the Company has reported a minimal foreign loss which resulted in unbenefited accumulated losses for foreign operations. As a result there is no potential deferred tax liability on the outside basis of foreign investments as of December 31, 2023. The Company did not perform any activities in foreign locations prior to 2023.
As of December 31, 2023 and 2022, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current or prior year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods.

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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Liabilities measured and recorded at Fair Value on a recurring basis
As of December 31, 2023 and December 31, 2022, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follow (in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$36,277	$35,215	$—	$71,492	$4,271	$46,979	$—	$51,250
Restricted cash equivalents - current	$25,692	$—	$—	$25,692	$68,850	$—	$—	$68,850
Restricted cash equivalents - noncurrent	$203,411	$—	$—	$203,411	$94,781	$—	$—	$94,781
Investments:
Commercial paper, available for sale	$—	$46,049	$—	$46,049	$—	$32,756	$—	$32,756
Corporate Bonds, available for sale	$—	$—	$—	$—	—	58,442	—	58,442
US Treasury Notes, available for sale	2,177	—	—	2,177	—	—	—	—
Municipal bonds, available for sale	—	—	—	—	—	7,394	—	7,394
Total investments	$2,177	$46,049	$—	$48,226	$—	$98,592	$—	$98,592

Liabilities
Warrant liability:
RTI warrants	$—	$—	$1,437	$1,437	$—	$—	$3,670	$3,670
Private warrants	—	—	265	265	—	—	784	784
Series A Warrants	—	$20,357	—	$20,357	—	51,429	—	51,429
Total warrant liability	$—	$20,357	$1,702	$22,059	$—	$51,429	$4,454	$55,883
The Company determined that cash equivalents of $46.9 million, related to December 31, 2022, should be reclassified from Level 1 to Level 2 classification, as these were commercial paper assets with maturity dates less than 90 days.
Measurement of the Private Warrants
The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 for both initial measurement upon close of the Business Combination and subsequent measurement using the following assumptions:

	December 31, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	100.2%	105.1%
Risk-free rate of return	4.1%	4.2%
Expected option term (years)	2.2	3.2
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
grant. The expected volatility was based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the private warrants. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Black-Scholes calculation.
The aggregate values of the private warrants were $0.3 million and $0.8 million on December 31, 2023 and December 31, 2022, respectively.
A summary of the private warrants activity from December 31, 2022 to December 31, 2023 is as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2022	$784
Change in fair value	(519)
Balance at December 31, 2023	$265
Refer to Note 6 – Warrants for further information.
Measurement of the RTI warrants
Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using the Black-Scholes option pricing model to calculate its fair value as of December 31, 2023 using the following assumptions:

	December 31, 2023	December 31, 2022
Expected annual dividend yield	—%	—%
Expected volatility	118.1%	99.7%
Risk-free rate of return	4.7%	4.4%
Expected option term (years)	1.0	2.0
The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For December 31, 2023, the expected volatility was calculated based on the specific volatility of PCT’s publicly-traded common stock. For December 31, 2022, the expected volatility was based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree model calculation.
The Company has an option to repurchase the Warrants at any time. The maximum fair value of the Warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.
Changes in Level 3 liabilities measured at fair value from December 31, 2023 to December 31, 2022 are as follows (in thousands):

Fair value (Level 3)
Balance at December 31, 2022	$3,670
Change in fair value	$(2,233)
Balance at December 31, 2023	$1,437

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
NOTE 13 - AVAILABLE-FOR-SALE INVESTMENTS
The Company classifies its investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of December 31, 2023, consist of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the consolidated balance sheets. Refer to Note 12, "Fair Value of Financial Instruments," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$46,069	$—	$(20)	$46,049
US Treasury Notes	2,175	2	—	2,177
Corporate Bonds	—	—	—	—
Municipal Bonds	—	—	—	—
Total	$48,244	$2	$(20)	$48,226

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$32,997	$—	$(241)	$32,756
Corporate Bonds	58,791	—	(349)	58,442
Municipal Bonds	7,446	—	(52)	7,394
Total	$99,234	$—	$(642)	$98,592

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$48,244	$48,226	$92,253	$91,669
Due after one year through 5 years	—	—	6,981	6,923
Total	$48,244	$48,226	$99,234	$98,592
Debt securities as of December 31, 2023 had an average remaining maturity of 0.07 years.
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2023 and 2022, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.
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
Legal Proceedings
PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of December 31, 2023.
Shareholder Securities Litigation
Beginning on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. The first putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by William C. Theodore against PCT and certain senior members of management (the “Theodore Lawsuit”). The second putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by David Tennenbaum against PCT, certain senior members of management and others (the “Tennenbaum Lawsuit”). On July 14, 2021, the court granted a motion to consolidate the Theodore

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
and Tennenbaum Lawsuits (consolidated as the “Theodore Lawsuit”) and on July 27, 2021, Tennenbaum filed a motion to voluntarily dismiss his complaint without prejudice. On August 5, 2021, the Court entered an order appointing Mariusz Ciecko and Robert Ciecko as Co-Lead Plaintiffs (“Lead Plaintiffs”) and Pomerantz LLP as Lead Counsel.
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
On August 4, 2022, the U.S. District Court for the Middle District of Florida dismissed the Theodore Lawsuit, without prejudice. Plaintiffs filed their second amended complaint on August 18, 2022 in which they seek to represent a class of investors who purchased or otherwise acquired PCT’s securities between November 16, 2020, and November 10, 2021, and alleged violations of Section 10(b) and Section 14(a) of the Exchange Act. On September 15, 2022, the PCT Defendants and Byron Roth each filed a motion to dismiss the second amended complaint, and the parties filed additional responsive pleadings in October 2022. On June 15, 2023, the U.S. District Court for the Middle District of Florida granted the PCT Defendants’ motion solely with regard to named defendant Tamsin Ettefagh, but denied the motion as to all other defendants. On June 30, 2023, the PCT Defendants filed a Motion for Reconsideration. Further, on July 14, 2023, each of the PCT and Roth Defendants filed their respective Answers and Counterclaims. The Motion for Reconsideration remains pending.
On November 30, 2023 Lead Plaintiffs filed their motion to certify two classes: a Section 14(a) class and a Section 10(b) class. On January 17, 2024, Lease Plaintiffs amended their motion for class certification to seek certification of only the Section 10(b) class. On January 23, 2024, PCT, the Individual Defendants and Bryon Roth submitted a join opposition to Lead Plaintiffs’ motion for class certification. Plaintiffs’ reply in support of their motion for class certification is due on February 21, 2024. The parties are engaged in discovery, which is currently scheduled to close in July 2024.
On September 29, 2023, Jay Southgate, a purported shareholder, filed a complaint in the U.S. District Court for the Southern District of New York against PCT, and certain senior members of management (“Individual Southgate Defendants”), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings between August 8, 2023 and September 13, 2023, regarding the status of commissioning activities at the Ironton Facility, and specifically the impact of a power outage at the Ironton Facility in August 2023 and subsequent seal system failure in September 2023. Purported shareholders have filed motions to be appointed lead plaintiff in the action, which remain pending. At this stage of the litigation, neither PCT nor the Individual Southgate Defendants have answered the complaint, moved to dismiss the complaint, or otherwise responded to the complaint.
PCT, the PCT Defendants and the individual Southgate Defendants intend to vigorously defend against the Theodore Lawsuit and the Southgate Lawsuits. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Theodore and Southgate Lawsuits.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
After the court in the Theodore Lawsuit ruled on the second motion to dismiss, the stay in the derivative actions was lifted. Ayers and Han (collectively the “Derivative Plaintiffs”), PCT and the Individual Ayers and Han Defendants (collectively, the “Individual Derivative Defendants”) filed a joint stipulation to consolidate the related derivative actions on June 26, 2023. The court granted the motion to consolidate the derivative actions on June 27, 2023 and ordered the Consolidated Derivative Action to be captioned In re: PureCycle Technologies, Inc. Derivative Litigation, Lead Case No. 21-1569-RGA (D. Del.) (“Consolidated Derivative Litigation”). In light of the Motion for Reconsideration in the Theodore Lawsuit, the Derivative Plaintiffs, PCT, and Individual Derivative Defendants filed a joint stipulation to continue the stay of the Consolidated Derivative Litigation until thirty days after the court in the Class Action rules on the Motion for Reconsideration. Because the Motion for Reconsideration in the Theodore Lawsuit remains pending, the stay of the Consolidated Derivative Litigation remains in effect.
Should the Consolidated Derivative Litigation be reopened in the future, the Individual Derivative Defendants intend to vigorously defend against the Consolidated Derivative Litigation. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Consolidated Derivative Litigation.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Denham-Blythe Arbitration
On October 7, 2020, PCO, a subsidiary of PCT and Denham-Blythe Company, Inc. (“DB”) executed an Engineering, Procurement, and Construction Agreement for certain construction activities associated with the Ironton Facility (“EPC Contract”).
On June 16, 2023, following unsuccessful efforts at mediating various disputes over certain unapproved change orders and payment applications, DB filed a demand for binding arbitration (“Arbitration Demand”) with the American Arbitration Association (“AAA”), seeking approximately $17.0 million related to certain fee applications, change orders and amounts currently held in retainage by PCO, and, on June 21, 2023, filed a mechanics lien in Lawrence County, Ohio for the same sum. On July 20, 2023, PCO filed its Answer and Counterclaim, in which PCO contends that various deficiencies in DB’s work resulted in damages to PCO in excess of DB’s $17.0 million Arbitration Demand, including, but not limited to, the following: DB’s insufficient and incomplete engineering drawings and packages, insufficient and unorganized material management, insufficient and inefficient contractor management, insufficient and rudimentary schedule management, incomplete and inefficient procurement procedures, and that the Company was required to undertake significant re-work at additional cost resulting from DB’s failure to adequately perform its obligations under the EPC Contract. On September 14, 2023, DB filed a motion with the AAA seeking to join ThermalTech Engineering, Inc., and ThermalTech Turnkey Solutions LLC, a subcontractor engaged by DB to provide engineering services for the Ironton Project. In an order dated December 7, 2023, the AAA granted DB’s request to join ThermalTech Engineering, Inc., and ThermalTech Turnkey Solutions LLC.
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

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the year ended December 31, 2023 that required a reassessment or re-measurement. For the year ended December 31, 2023, PCT included the Company’s right-of-use assets and other long-lived assets in its overall impairment analysis. Refer to Note 2 - Summary of Significant Accounting Policies for further information regarding the Company’s assessment of impairment indicators related to its property, plant and equipment.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets.
On August 24, 2022, the Company signed a real estate lease for a future feedstock preprocessing facility in Denver, Pennsylvania with an initial term of 15 years and total minimum lease payments of $52.3 million. The lease is expected to commence mid to late 2024.
In January 2023, the Company signed a real estate lease at the Port of Antwerp-Bruges’ NextGen District, where it plans to build its first purification facility in Europe, with an initial term of 30 years and total minimum lease payments of €27.7 million, subject to annual inflation adjustments. This lease commenced at the end of June 2023.

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The components of lease expense and supplemental cash flow information related to leases for the period are as follows (in thousands):

	December 31, 2023	December 31, 2022
Lease Cost
Operating lease cost	$4,171	$2,227
Short-term lease cost	1,175	360
Total lease cost	$5,346	$2,587

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,772	$2,895
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,578	$8,427
Weighted-average remaining lease term (in years) - operating leases	15.4	7.7

Discount Rates
Weighted-average discount rate - operating leases	6.1%	4.7%

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The supplemental balance sheet information related to leases for the period is as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$29,799	$19,136
Accrued expenses	$2,535	$2,188
Operating lease right-of-use liabilities	27,253	16,620
Total operating lease liabilities	$29,788	$18,808

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2024	$4,187
2025	4,596
2026	4,502
2027	4,098
2028	2,857
Thereafter	30,381
Total future minimum lease payments	$50,621
Less: Imputed interest	(20,833)
Present value of lease liabilities	$29,788
AEDA Sale-leaseback Transaction
On June 30, 2023, PCT entered into a series of agreements with The Development Authority of Augusta, Georgia (the “AEDA”) to construct phase one (“Phase One”) of its first U.S. multi-line facility in Augusta, Georgia. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyors and pipelines (the Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. PCT anticipates that the first portion of Phase One will consist of one purification line and commenced in December 2023. PCT is obligated to spend at least $440 million toward the construction of Phase One. Construction of the first purification line must be completed by December 31, 2026, but PCT expects that it will be completed sooner. Through December 31, 2023, PCT has invested approximately $84.9 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments.
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
NOTE 16 - SUBSEQUENT EVENTS
In connection with the preparation of the consolidated financial statements for the period ended December 31, 2023, management has evaluated events through March 6, 2024 to determine whether any events required recognition or disclosure in the consolidated financial statements. The following subsequent events were identified through the date of these consolidated financial statements:

PureCycle Technologies, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
On March 14, 2023, PCT secured a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). On February 14, 2024, PCT renewed the surety bond in the amount of $25.0 million and it will expire at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from the renewal date, which is March 14, 2024.
On March 5, 2024, a subsidiary of the Company repurchased 99% of the outstanding Revenue Bonds with $74.5 million of unrestricted cash and $184.6 million of restricted cash. See Note 3 - Notes Payable and Debt Instruments for further details.
On March 1, 2024 PCT amended the Revolving Credit Facility to increase the Facility to $200.0 million, extend the maturity to September 30, 2025, and to obtain a carve out to permit the Company to purchase the Revenue Bonds.
On March 1, 2024, PCT amended the Term Loan Credit Agreement to (i) increase the amount available to the Company under the permitted indebtedness covenant basket for the Revolving Credit Facility from $150,000,000 to $200,000,000 and (ii) obtain a carve out to permit the Company to purchase the Revenue Bonds.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedure
Evaluation of Disclosure Controls and Procedures
PCT’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures in ensuring that the information required to be disclosed in reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, PCT’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Annual Report on Form 10-K), our principle executive and financial officers have concluded that the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Remediation of Previously Reported Material Weaknesses
As previously reported in PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management identified certain material weaknesses in PCT’s internal control over financial reporting, described as follows:
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
Prior to becoming a public company in March 2021, management began taking steps to identify and implement changes to PCT’s internal controls over financial reporting to remediate the control deficiencies described above that led to the material weaknesses, with continued improvements being introduced throughout 2022 and 2023. These measures include:
•Designing and implementing formal controls over certain IT processes (including improved internal and external resources) to aid us in limiting user access, as well as improving monitoring and review of change management over IT systems that are relevant to the financial activities of PCT.
• Designed and implementing formal controls for preparation and review of financial statements and disclosures, including more rigorous review and evaluation of disclosure requirements that may be applicable to PCT’s reporting.
These actions resulted in an improved internal control environment that was in place for a sufficient period of time to allow for PCT’s management to conclude, based on evidence obtained in validating the design and implementation of these controls, that these material weaknesses have been fully remediated as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Management of the Company, including the principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which requires that internal controls are designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:
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
Management of the Company assessed the effectiveness of PCT’s internal control over financial reporting as of December 31, 2023, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management of the Company has concluded that PCT’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of PCT's internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in PCT’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, PCT’s internal control over financial reporting.
ITEM 9B.    Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2023.
Entry into a Material Definitive Agreement
Amendment to Sylebra Credit Agreement
On March 1, 2024, the Company entered into that certain Fourth Amendment to Credit Agreement (the “Fourth Sylebra Amendment”), which amended that certain Credit Agreement, dated as of March 15, 2023 (as previously amended by that certain First Amendment to Credit Agreement, dated as of May 8, 2023, that certain Second Amendment to Credit Agreement, dated as of August 4, 2023, and that certain Third Amendment to Credit Agreement, dated as of August 21, 2023), by and among the Company, as borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as guarantors, Sylebra Capital Partners Master Fund, LTD, Sylebra Capital PARC Master Fund and Sylebra Capital Menlo Master Fund, as lenders, and Madison Pacific Trust Limited, as administrative agent and security agent. The Fourth Sylebra Amendment increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds. Each of PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC are subsidiaries of the Company. The lenders and their affiliates are greater than 5% beneficial owners of the Company. See Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information.

Amendment to the Pure Plastic Term Loan Facility
On March 1, 2024, the Company entered into that certain Second Amendment to Credit Agreement (the “Second Pure Plastic Amendment”), which amended that certain Credit Agreement, dated as of May 8, 2023 (as previously amended by that certain First Amendment to Credit Agreement, dated as of August 21, 2023), by and among the Company, as borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as guarantors and Pure Plastic LLC, as lender, administrative agent and security agent. The Second Pure Plastic Amendment (i) increases the amount available to the Company under the permitted indebtedness covenant basket for the Revolving Credit Facility from $150,000,000 to $200,000,000 and (ii) obtains a carve out to permit the Company to purchase the Revenue Bonds. Each of PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC are subsidiaries of the Company. See Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information.
Bond Purchase Agreement and Consent
On March 5, 2024, PCO, PureCycle Technologies LLC, as the guarantor and purchaser, and the consenting Holders of the Revenue Bonds, as sellers, entered into the Purchase Agreement and Consent (the “Purchase Agreement”) whereby 99% of the outstanding Revenue Bonds were Purchased at a price of $1,050 per $1,000 principal amount of Revenue Bonds purchased. In connection with the Purchase, the Indenture was amended and supplemented and substantially all covenants and Events of Default contained in the Indenture, the Loan Agreement and certain of such other Financing Documents were eliminated. Each of PCO and PureCycle Technologies, LLC are subsidiaries of the Company. See Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information.
Third Supplemental Indenture
On March 5, 2024, SOPA, as issuer, PCO, PureCycle Technologies LLC, as the guarantor, PCTO Holdco LLC (the pledgor under an Equity Pledge and Security Agreement (as defined in the Indenture)), and the Trustee entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) which amended and supplemented the Indenture and certain of the other Financing Documents by, among other things and without limitation, eliminating substantially all covenants and Events of Default contained in the Indenture, the Loan Agreement and certain of such other financing documents. Each of PCO, PureCycle Technologies, LLC and PCTO Holdco LLC are subsidiaries of the Company. See Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information.
The foregoing descriptions of the Fourth Sylebra Amendment, Second Pure Plastic Amendment, Purchase Agreement and Third Supplemental Indenture are not complete and are qualified in their entirety by reference to the full text of the agreements, which are attached hereto as Exhibits 10.46, 10.45, 10.47 and 10.48 and incorporated herein by reference.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The information contained under the section above entitled “Entry into a Material Definitive Agreement” is incorporated here by reference.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.
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
4.13
Indenture, dated as of August 24, 2023, between PureCycle Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2023)

4.14	Form of 7.25% Green Convertible Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2023)
10.1	PIPE Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 16, 2020)
10.2	Form of Investor Rights Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))
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

10.19
Amendment, dated May 10, 2021, to Nonqualified Stock Option Agreement, dated March 17, 2021, by and between PureCycle Technologies, Inc. and Michael Dee (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021)

10.20	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))
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

10.22	PureCycle Technologies, Inc. Executive Severance Plan, dated May 10, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2021)
10.23
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2021)

10.24
Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Award Agreement for Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2021)

10.25	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement for CFO (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2021)
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

10.28
Separation Agreement, dated December 11, 2021, by and between PureCycle Technologies, Inc. and Michael E. Dee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as amended, filed on December 15, 2021)

10.29	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022)
10.30	Board of Representation Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2022)
10.31
Separation Agreement, dated May 11, 2022, by and between PureCycle Technologies, Inc. and David Brenner (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.32
Separation Agreement, dated August 7, 2022, by and between PureCycle Technologies, Inc. and Michael Otworth (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.33
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Executive Chairman (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.34
Limited Waiver and First Supplemental Indenture, dated as of March 15, 2023, among the Southern Ohio Port Authority, UMB Bank, N.A., as Trustee, PureCycle Technologies, Inc., PCTO Holdco LLC and PureCycle: Ohio LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.35
Revolving Credit Agreement, dated as of March 15, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund, as Lenders and Madison Pacific Trust Limited, as the Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.36
Second Side Letter, dated March 27, 2023, by and between PureCycle Technologies, LLC and The Procter & Gamble Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023)

10.37
Credit Agreement, dated as of May 8, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

10.38
First Amendment to Credit Agreement, Dated as of May 8, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

10.39
Second Amendment to Credit Agreement, dated as of August 4, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023)

10.40
First Amendment to Credit Agreement, dated as of August 21, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2023)

10.41
Third Amendment to Credit Agreement, dated as of August 21, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2023)

10.42
Limited Waiver and Second Supplemental Indenture, dated as of November 8, 2023, among the Southern Ohio Port Authority, UMB Bank, N.A., as Trustee, PureCycle Technologies, Inc., PCTO Holdco LLC and PureCycle: Ohio LLC. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.43
Independent Contractor Agreement by and between PureCycle Technologies, Inc. and Jeff Fieler, dated December 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2023)

10.44
Separation Agreement by and between PureCycle Technologies, Inc. and Lawrence C. Somma, dated December 1, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2023)

10.45
Second Amendment to Credit Agreement, dated as of March 1, 2024, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent.*

10.46
Fourth Amendment to Credit Agreement, dated as of March 1, 2024, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent.*

10.47
Bond Purchase Agreement and Consent, dated as of March 5, 2024, by and among PureCycle: Ohio LLC, PureCycle Technologies LLC, as the Guarantor and Purchaser, and the consenting Holders of the Bonds, as Sellers.*

10.48	Third Supplemental Indenture, dated as of March 5, 2024, among the Southern Ohio Port Authority, PureCycle: Ohio LLC, PureCycle Technologies LLC, PCTO Holdco LLC and UMB Bank, N.A., as Trustee.*
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Grant Thornton LLP. *
31.1	Rule 13a - 14(a) Certification by Dustin Olson, Chief Executive Officer, for the fiscal year ended December 31, 2023.*
31.2	Rule 13a - 14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the fiscal year ended December 31, 2023.*
32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the fiscal year ended December 31, 2023. *

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the fiscal year ended December 31, 2023. *
97.1	PureCycle Technologies, Inc., Compensation Clawback Policy, Effective July 2023*
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

Date: March 6, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dustin Olson	Chief Executive Officer and Director	March 6, 2024
Dustin Olson	(Principal Executive Officer)

/s/ Jaime Vasquez	Chief Financial Officer	March 6, 2024
Jaime Vasquez	(Principal Financial Officer)

/s/ Melissa Trednick	Corporate Controller	March 6, 2024
Melissa Trednick	(Principal Accounting Officer)

/s/ Dan Coombs	Executive Chairman and Director	March 6, 2024
Dan Coombs

/s/ Tanya Burnell	Director	March 6, 2024
Tanya Burnell

/s/ Jeffrey Fieler	Director	March 6, 2024
Jeffrey Fieler

/s/ Fernando Musa	Director	March 6, 2024
Fernando Musa

/s/ Allen Jacoby	Director	March 6, 2024
Allen Jacoby

/s/ Steven Bouck	Director	March 6, 2024
Steven Bouck