Form 10-Q
period 2024-03-31
PureCycle Technologies, Inc.
filed 2024-05-08
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were approximately 164,630,907 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”) entitled “Risk Factors,” those discussed and identified in other public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:

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
•
PCT’s ability to minimize or eliminate the many hazards and operational risks at its manufacturing facilities that can result in potential injury to individuals, disrupt its business (including interruptions or disruptions in operations at its facilities), and subject PCT to liability and increased costs;

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
•
PCT’s ability to procure, sort and process polypropylene plastic waste at its planned plastic waste prep (“Feed PreP”) facilities;
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

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands)	March 31, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$25,021	$73,411
Debt securities available for sale	2,187	48,226
Restricted cash – current	7,566	25,692
Prepaid expenses and other current assets	16,397	15,316
Total current assets	51,171	162,645
Restricted cash – non-current	7,353	203,411
Prepaid expenses and other non-current assets	4,689	4,772
Operating lease right-of-use assets	28,785	29,799
Property, plant and equipment, net	642,017	638,746
TOTAL ASSETS	$734,015	$1,039,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,363	$2,881
Accrued expenses	29,406	35,391
Accrued interest	2,597	8,190
Current portion of long-term debt	3,204	9,148
Total current liabilities	43,570	55,610
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	242,937	467,708
Related party note payable	41,452	39,696
Warrant liability	36,003	22,059
Operating lease right-of-use liabilities	26,270	27,253
Other non-current liabilities	1,944	1,811
TOTAL LIABILITIES	$397,176	$619,137

COMMITMENT AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 164,612 and 164,279 shares issued and outstanding as of March 31, 2024 and December 31, 2023	165	164
Preferred shares - $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	766,519	764,344
Accumulated other comprehensive income (loss)	2	(32)
Accumulated deficit	(429,847)	(344,240)
TOTAL STOCKHOLDERS' EQUITY	336,839	420,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$734,015	$1,039,373

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(in thousands except per share data)
Costs and expenses
Operating costs	$21,194	$7,372
Research and development	1,831	1,754
Selling, general and administrative	15,957	12,695
Total operating costs and expenses	38,982	21,821
Interest expense	15,054	657
Interest income	(3,602)	(1,933)
Change in fair value of warrants	13,944	4,835
Loss on debt extinguishment	21,214	—
Other expense	15	462
Total other expense	46,625	4,021
Net Loss	$(85,607)	$(25,842)
Loss per share
Basic	$(0.52)	$(0.16)
Diluted	$(0.52)	$(0.16)
Weighted average common shares
Basic	164,355	163,588
Diluted	164,355	163,784

Other comprehensive income
Unrealized gain on debt securities available for sale	$18	$641
Cumulative translation adjustment	16	—
Total comprehensive loss	$(85,573)	$(25,201)

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For The Three Months Ended March 31, 2024
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2023	164,279	$164	$764,344	$(32)	$(344,240)	$420,236
Options exercised	16	—	92	—	—	92
Share repurchase	(99)	—	(598)	—	—	(598)
Equity based compensation	416	1	2,681	—	—	2,682
Unrealized gain on available for sale debt securities	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	16	—	16
Net loss	—	—	—	—	(85,607)	(85,607)
Balance, March 31, 2024	164,612	$165	$766,519	$2	$(429,847)	$336,839

	For The Three Months Ended March 31, 2023
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Share repurchase	(48)	—	(277)	—	—	(277)
Equity-based compensation	169	—	2,166	—	—	2,166
Unrealized gain on available for sale debt securities	—	—	—	641	—	641
Net loss	—	—	—	—	(25,842)	(25,842)
Balance, March 31, 2023	163,671	$164	$755,774	$—	$(268,367)	$487,571

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(85,607)	$(25,842)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	2,682	2,166
Change in fair value of warrants	13,944	4,835
Depreciation expense	9,256	1,294
Amortization of debt issuance costs and debt discounts	2,538	265
Accretion of discount on debt securities	(318)	(138)
Operating lease amortization expense	767	926
Loss on extinguishment of debt	21,214	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(340)	(1,148)
Prepaid expenses and other non-current assets	83	(174)
Accounts payable	1,196	1,218
Accrued expenses	214	2,116
Accrued interest	(4,151)	324
Operating right-of-use liabilities	(656)	(597)
Net cash used in operating activities	$(39,178)	$(14,755)
Cash flows from investing activities
Purchase of property, plant & equipment	(14,348)	(46,632)
Purchase of debt securities, available for sale	(30,586)	—
Sale and maturity of debt securities, available for sale	76,961	99,371
Net cash provided by investing activities	$32,027	$52,739
Cash flows from financing activities
Payment to purchase revenue bonds	(253,230)	—
Debt issuance costs	(1,119)	(1,344)
Payments to repurchase shares	(598)	(277)
Other payments for financing activities	(476)	(11)
Net cash used in financing activities	$(255,423)	$(1,632)
Net (decrease) increase in cash and restricted cash	(262,574)	36,352
Cash and restricted cash, beginning of period	302,514	227,523
Cash and restricted cash, end of period	$39,940	$263,875
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	16,383	—
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	15,656	30,809
Additions to property, plant, and equipment in accounts payable	5,903	20,509
Additions to property, plant, and equipment in accrued interest	—	4,271
Non-cash financing activities
PIK interest on related party note payable	1,441	—
Reconciliation of cash, cash equivalents reported in the consolidated balance sheet
Cash and cash equivalents	$25,021	$38,381
Restricted cash and cash equivalents - current	7,566	68,028
Restricted cash and cash equivalents - non-current	7,353	157,466
Total cash, cash equivalents and restricted cash	$39,940	$263,875

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

Legacy PCT unitholders were to be issued up to 4.0 million additional shares of the Company’s common stock if certain conditions are met (“the Earnout”). The Legacy PCT unitholders were entitled to 2.0 million shares if, after 1 year after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the common stock is greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The Company failed to achieve this milestone by March 17, 2024, and those shares have been forfeited and can no longer be earned by the Legacy PCT unitholders.

The Legacy PCT unitholders will be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

Unless the context otherwise requires, “Registrant,” “PureCycle,” “Company,” “PCT,” “we,” “us,” and “our” refer to PureCycle Technologies, Inc., and its subsidiaries at and after the Closing and give effect to the Closing. “Legacy PCT,” “ROCH” and “ParentCo” refer to PureCycle Technologies LLC, ROCH and ParentCo, respectively, prior to the Closing.

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

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$25,021	$73,411
Debt securities available for sale	2,187	48,226

Restricted Cash (current and non-current)	$14,919	$229,103

Working capital	$7,601	$107,035
Accumulated deficit	$(429,847)	$(344,240)

	For the three months ended
	March 31, 2024	March 31, 2023
Net loss	$(85,607)	$(25,842)

As of March 31, 2024, PCT had $25.0 million of Cash and Cash Equivalents, Debt Securities Available for Sale of $2.2 million, and Restricted Cash of $14.9 million. PCT also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on September 30, 2025.

PCT sold an immaterial amount of UPR resin in 2023 and through March 31, 2024. Due to intermittent mechanical challenges during the commissioning process, the Ironton Facility has not yet reached the point of producing meaningful volumes and on-spec product. While these mechanical issues are not uncommon for a first-of-its kind manufacturing facility, the downtime needed to correct these issues is a significant contributing factor to the delay of the Ironton Facility reaching the point of producing meaningful volumes and on-spec product. We expect the Ironton Facility to be fully operational later in 2024.

As of March 31, 2024, PCT anticipates that up to $12.5 million will be needed to complete the investment in the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone. PCT also has other capital commitments of approximately $47.1 million related to long-lead equipment and pre-construction work for the Augusta Facility, and $17.0 million for equipment and leases related to future Feed PreP and purification facilities, both in the U.S. and internationally. Moreover, there are interest payments of at least $18.5 million, as well as other ongoing monthly costs associated with managing the Company and possible draws on the Revolving Credit Facility.

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

PCT believes that its current level of unrestricted liquidity is not sufficient to fund operations, fund outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

In an effort to alleviate these conditions, PCT is currently performing certain operational enhancements that are expected to correct the production issues with the Ironton Facility. Further, on March 5, 2024, the Purchaser (as defined below) purchased 99% of the outstanding Bonds (as defined below), which used $50.8 million, net, of unrestricted cash, and reduced Restricted Cash by $207.1 million. The purchased Bonds are held in an account with PCT LLC. PCT intends to, and has the ability to, re-market some or all of these Bonds based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility and Term Loan Credit Agreement (as defined below). After considering management’s plans to mitigate these conditions, including adjustment of expenditure timing and execution of the amendment to the Revolving Credit Facility, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a low-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with its Cash balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s common stock.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2024. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company's 2023 Annual Report on Form 10-K for the year ended December 31, 2023; as filed with the SEC on March 6, 2024. Interim results are not necessarily indicative of the results that may be expected for a full year.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the three months ended March 31, 2024 and 2023. Specifically, the Company reclassified certain expenses between Operating costs, Research and development, and Selling, general, and administrative to more accurately reflect the activities of the business. Total operating costs and expenses did not change for prior years.

Restricted Cash

Cash pledged as collateral for future capital purchases and leased properties is deemed restricted and included within restricted cash. Restricted cash that is expected to be spent or released from restriction within twelve months is classified as current on the consolidated balance sheet. Restricted cash that is expected to be spent or released from restriction after twelve months is classified as noncurrent on the consolidated balance sheet.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal year 2025 and interim periods beginning in the first quarter of fiscal year 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS

The Company’s debt balances, including related party debt, consist of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
CSC Equipment Financing Payable, currently bearing interest at a monthly charge of 3.1% of the outstanding balance financed; 36 month term expected to commence December 1, 2024, bearing interest at 7.25% (based on lease rate factor indexed to WSJ Prime Rate)	19,747	19,747
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031 maturing 2042	2,800	249,550
Other Equipment Financing Payable	1,216	1,762
	273,763	521,059
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(27,622)	(44,203)
Less: Current portion	(3,204)	(9,148)
Long-term debt, less current portion	$242,937	$467,708

Related Party Debt

Pure Plastic Note Payable, interest at applicable rate plus margin, as defined (12.9% and 13.0% as of March 31, 2024 and December 31, 2023, respectively); balance due at maturity in December 2025	44,566	43,125
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(3,114)	(3,429)
Related party note payable	$41,452	$39,696

Sylebra Line of Credit, $200.0M borrowing capacity remaining, interest at applicable rate plus margin, as defined; maturing September 2025	$—	$—

Revenue Bonds

On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain Revenue Bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of the Company, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”) to be used to, among other things, acquire, construct and equip the Company’s first commercial-scale recycling facility in Lawrence County, Ohio, the Ironton Facility. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Indenture.

The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds” and, together with the Series 2020A Bonds and the Series 2020B Bonds, the “Bonds” or "Revenue Bonds").

On February 10, 2024, PCO announced that it had agreed in principle with the Holders (as defined in the Indenture) of a majority in the aggregate principal amount of the Series 2020A Bonds outstanding (the "Majority Holders") that PCO or an affiliate of PCO would purchase (“Purchase”) from Holders for cash, upon the terms and subject to the conditions to be set forth in a definitive purchase agreement, by and among PCO and any Holder of Bonds that elects to be a party to the purchase agreement (each, a “Seller” and collectively, “Sellers”), any and all Bonds held by Sellers at a purchase price equal to $1,050 per $1,000 principal amount of the Bonds purchased, which amount is calculated in part to compensate the Sellers for default interest accruing from January 2, 2023 through December 31, 2023, as well as other accrued and unpaid interest from the last interest payment to, but not including, the Closing Date (as defined below) of the Purchase as consideration for consent to the Third Supplemental Indenture, by and among SOPA, PCO, the Guarantor, PCTO Holdco LLC and the Trustee (the “Third Supplemental Indenture”), which sets forth certain proposed amendments to the Bond Documents (“Proposed Amendments”) that will eliminate a substantial portion of the covenants, Events of Default (as defined below), and other material terms and protections for the benefit of the Holders contained in the Indenture, the Loan Agreement, the Guaranty (as defined below) and other transaction documents that are permitted by the terms of the Indenture and/or the Loan Agreement to be eliminated with the consent of Majority Holders. The Purchase will occur only if Sellers include at least the Majority Holders and if Sellers consent to the Proposed Amendments. The purchase price shall not include any default or penalty interest accruing from January 1, 2024 that may otherwise be owed to Sellers, and each Seller will waive its respective right to such default or penalty interest as additional compensation for the Purchase.

The Third Supplemental Indenture amended and supplemented the Indenture and certain of the other Financing Documents (as defined by the Indenture) by, among other things and without limitation, eliminating substantially all covenants and events of default contained in the Indenture ("Events of Default"), the Loan Agreement and certain of such other Financing Documents including, but not limited, to the following changes:

•
elimination of the Milestones and Revised Milestones;
•
amendments extending the Outside Completion Date to December 31, 2030;
•
amendments to the definition of each of “Outstanding,” “Bonds Outstanding,” and “Outstanding Bonds” in the Indenture such that any Bonds owned by or on behalf of PureCycle or an affiliate of PureCycle or the Issuer or an affiliate of the Issuer will have the same approval voting or consent rights as other Holders;
•
elimination of the requirement to produce sufficient annual gross revenues in order to provide a Senior Debt Service Coverage Ratio (“DSCR”) equal to at least 150% for each fiscal year, and a ratio of at least 110% of net income available for debt service;
•
elimination of certain financial prerequisites that placed limitations on the issuance of additional senior parity indebtedness, subordinate indebtedness and non-parity indebtedness;
•
elimination of the DSCR requirement for certain equipment liens;
•
elimination of delivery of interim financial statements on a quarterly basis for PCO and the Guarantor;
•
elimination of requirement for an unqualified opinion of the independent certified public accountant for year-end financials for PCO;
•
elimination of quarterly operating statements and monthly reconciliation statements;

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

•
elimination of the Operating Revenue Escrow Fund;
•
elimination of the restrictions on distributions by PCO on any of its membership interests, including management fees;
•
elimination of the requirement to disclose transactions with affiliates to the Trustee and bondholders and to seek approval of Majority Holders for affiliate transactions;
•
elimination of the requirement that offtake contracts provide revenues to PCO sufficient to meet a Senior Parity Coverage Requirement ratio (“SPCR”) of 125% for any fiscal year, commencing December 31, 2023;
•
elimination of the requirement that feedstock supply contracts provide feedstock to PCO sufficient to permit PCO to meet a SPCR of 125% for any fiscal year, commencing December 31, 2023;
•
elimination of the requirement that the Guarantor replenish the Contingency Account from the Liquidity Reserve Escrow Fund and replenish the Liquidity Reserve Escrow Fund;
•
amendments providing that the occurrence of an Event of Default (other than an Event of Default under the Loan Agreement, the Mortgage or the Tax Compliance Agreement, each as defined in the Indenture) will not be an Event of Default under the Indenture;
•
provide for a potentially earlier termination of the Guaranty and release of funds remaining in the Liquidity Reserve Escrow Fund after the Purchase;
•
provide for the release of funds (solely to the extent such release may be effectuated with the consent of the Majority Holders) on deposit in accounts in the Trust Estate (as defined in the Indenture) in an amount proportionate to the percentage of aggregate principal amount of Bonds that are submitted for Purchase (with such released funds being used by the Purchaser, together with other available funds of the Purchaser, to effectuate the Purchase); and
•
amendments to various escrow accounts and other funds managed by the Trustee and US Bank to permit the release of funds from such accounts in an amount proportionate to the percentage of aggregate principal amount of Bonds purchased by PCO or an affiliate of PCO from time to time.

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

The Purchaser purchased 99% of the outstanding Bonds with $74.5 million of unrestricted cash and $184.6 million of restricted cash. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly-owned subsidiary of the Purchaser. PCT intends to, and has the ability to, re-market some or all of these Bonds based on the need for additional liquidity. Of the $259.1 million paid for the purchase, $5.9 million represented payment of accrued and unpaid interest prior to the Closing Date and $253.2 million was allocated to the outstanding carrying value at the Closing Date of $232.0 million. A $21.2 million loss on extinguishment of the Bonds was recognized in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2024.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On March 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco LLC, a Delaware limited liability company and affiliate of PCO (the pledgor under the Equity Pledge and Security Agreement) and the Trustee entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) which amended certain provisions of the Indenture, the Loan Agreement and that certain Amended and Restated Guaranty of Completion, entered into as of May 11, 2021, and effective as of October 7, 2020 (the “Guaranty”), by instructing the Trustee to release $22.1 million from the Senior Bonds Debt Service Reserve Fund and $3.3 million from the Repair and Replacement Fund, in each case, to PCO. In addition, the Fourth Supplemental Indenture provides that the Senior Bonds Debt Service Reserve Requirement, the Subordinate Bonds Debt Service Reserve Requirement, and the Repair and Replacement Fund Requirement shall each be reduced to $0, respectively, and that certain provisions of the Indenture and/or the Loan Agreement, as applicable, relating to the funding and maintenance of the Senior Bonds Debt Service Reserve Fund, the Subordinate Bonds Debt Service Reserve Fund, and the Repair and Replacement Fund, will be suspended until the effectiveness of an amendment to the Indenture, the Loan Agreement and/or other applicable Financing Documents provides otherwise in accordance with the terms of the Indenture, the Loan Agreement and such other applicable Financing Documents.

Sylebra Credit Facility

On March 15, 2023, PCT entered into a $150 million Revolving Credit Facility pursuant to a credit agreement (the "Revolving Credit Agreement") dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.

On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Revolving Credit Agreement with PCT, the Guarantors, the Lenders, and the Administrative Agent and Security Agent.

The Pure Plastic Term Loan Facility

On May 8, 2023, the Company entered into a $40 million term loan facility pursuant to the Term Loan Credit Agreement ("Term Loan Credit Agreement") dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025 (the “Term Loan Facility”). The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company.

On March 1, 2024, PCT increased the amount available to the Company under the Term Loan Credit Agreement's permitted indebtedness covenant basket for the Revolving Credit Facility from $150.0 million to $200.0 million and obtained a carve out to permit the Company to purchase the Revenue Bonds. Each of PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC are subsidiaries of the Company.

Green Convertible Notes

On August 21, 2023, the Company priced its private offering of $215.0 million in aggregate principal amount of 7.25% Green Convertible Senior Notes due 2030 (the “Initial Notes”). On August 22, 2023, the initial purchaser in such offering exercised its option to purchase an additional $35.0 million in aggregate principal amount of the 7.25% Green Convertible Senior Notes due 2030 (together with the “Initial Notes”, the “Notes”), bringing the total aggregate principal amount of the Notes to $250.0 million. Entities affiliated with a greater than 5% beneficial owner

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

of the Company purchased $50.0 million aggregate principal amount at maturity of the Notes. As of March 31, 2024, the fair value of the Green Convertible Notes was $137.6 million.

Principal repayments due on Long-term debt and Related party note payable over the next five years are as follows (in thousands):

Years ending December 31,	Long-term debt	Related party note payable
2024 (April through December)	$1,708	$—
2025	6,150	44,566
2026	6,611	—
2027	6,494	—
2028	—	—
2029	—	—
Thereafter	252,800	—
	$273,763	$44,566
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(27,622)	(3,114)
Less: Current Portion	(3,204)	—
Total	$242,937	$41,452

NOTE 4 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, and (b) such smaller number of shares as determined by the Board of Directors (the “Board”) of the Company.

As of March 31, 2024, approximately 17.0 million shares of common stock are currently authorized for issuance under the Plan, of which approximately 12.8 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the performance goals applicable to the issued Plan awards).

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of restricted stock activity for the three months ended March 31, 2024 is as follows (in thousands except per share data):

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2023	2,847	$9.31	2.3
Granted	1,109	5.68
Vested	(434)	6.29
Forfeited	(71)	6.29
Non-vested at March 31, 2024	3,451	$8.57	2.6

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

The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31, 2024	March 31, 2023
Expected annual dividend yield	0.0%	0.0%
Expected volatility	88.5%	77.3%
Risk-free rate of return	4.3%	3.5%
Expected option term (years)	6.5	6.5

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of stock option activity for the three months ended March 31, 2024 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2023	983	$20.17	5.4
Granted	345	5.73	10.0
Exercised	(16)	5.72	—
Forfeited	(7)	5.72	—
Balance, March 31, 2024	1,305	$16.25	6.3
Exercisable	613

Weighted avg grant date fair values	4.45

Performance-Based Restricted Stock Agreements

The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the performance-based stock units (“Performance PSUs”) will be earned based on achievement of pre-established financial and operational performance objectives and will vest on the date the attainment of such performance objectives as determined by the Compensation Committee (the “Committee”) of the Board, subject to the participant’s continued employment with the Company. The Company has also issued performance-based stock units that vest if the market price of the Company’s common stock exceeds a defined target during the performance period (“Market PSUs,” together with the Performance PSUs, the “PSUs”).

The Company issued 0.4 million PSUs for the three months ended March 31, 2024. As of March 31, 2024, the performance-based provision has not been achieved for any of the outstanding performance-based awards.

The Company recognizes compensation expense for the Performance PSUs equal to the fair value of the equity-based compensation awards and on a straight-line basis over the vesting period of such awards as the Company has concluded the performance condition is probable to be met. The fair value of the awards is equal to the fair value of the Company’s common stock at the date of grant.

A summary of the PSU activity for the three months ended March 31, 2024 is as follows (in thousands except per share data):

	Number of PSUs	Weighted average grant date fair value	Weighted average remaining recognition period
Balance, December 31, 2023	1,246	$8.85	1.7
Granted	353	5.73
Vested	—	—
Forfeited	(208)	17.43
Balance, March 31, 2024	1,391	$6.75	1.9

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss. Equity-based compensation expense for the three months ended March 31, 2024 and 2023 is presented in the following table (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Total equity-based compensation for RSUs	$2,564	$2,418
Total equity-based compensation for PSUs	(52)	(268)
Total equity-based compensation for stock options	170	14
	$2,682	$2,164

NOTE 5 - WARRANTS

RTI Warrants

RTI Global (“RTI”) holds warrants to purchase 971 thousand shares of PCT common stock. RTI can exercise these warrants as of March 17, 2022. The warrants expire on December 31, 2024. The Company determined the warrants are a liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the condensed consolidated statements of comprehensive loss.

A summary of the RTI warrant activity for three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	971	$5.56	$0.03	1.0
Granted	—			—
Exercised	—			—
Outstanding at March 31, 2024	971	$5.56	$0.03	0.8
Exercisable	971

Refer to Note 9 – Fair Value of Financial Instruments for further information.

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

There were approximately 5.7 million public warrants and 0.2 million private placement warrants outstanding at March 31, 2024 and 2023. Refer to Note 9 - Fair Value of Financial Instruments for further information.

Series A Warrants

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

As of March 31, 2024, there were approximately 17.9 million Series A Warrants outstanding. Refer to Note 9 – Fair Value of Financial Instruments for further information.

Warrant expense (benefit) recognized for each period is presented in the following table (in thousands):

	Three Months Ended March 31,
	2024	2023
RTI warrants	$1,097	$(58)
Private placement warrants	$168	$72
Series A warrants	$12,679	$4,821

NOTE 6 – NET LOSS PER SHARE

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

Presented in the table below is a reconciliation of the numerator and denominator for the basic earnings per share (“EPS”) calculations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to common shareholders	$(85,607)	$(25,842)
Denominator:
Weighted average common shares outstanding, basic	164,355	163,588
Net loss per share attributable to common stockholder, basic	$(0.52)	$(0.16)

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Presented in the table below is a reconciliation of the numerator and denominator for the diluted EPS calculations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to PureCycle Technologies	$(85,607)	$(25,842)
Less change in fair value of RTI Warrants	—	(58)
Net loss attributable to common shareholders	$(85,607)	$(25,900)
Denominator:
Weighted average common shares outstanding, basic	164,355	163,588
Add common equivalent shares from warrants	—	196
Weighted average common shares outstanding, diluted	164,355	163,784

Net loss per share attributable to common stockholder, diluted	$(0.52)	$(0.16)

Certain outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. A summary of those outstanding common share equivalents is presented in the following table:

	Three months ended March 31,
(in thousands)	2024	2023
Anti-dilutive awards
Warrants, vested not exercised	24,747	23,776
Stock options, vested not exercised	1,309	613
RSU, non-vested	3,439	3,478
PSU, non-vested	1,393	1,413
Contingently - issuable shares related to the earnout	2,000	4,000
Shares issuable upon conversion of Green Convertible Notes	16,869	—

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates (in thousands):

	March 31, 2024
	Cost	Accumulated Depreciation	Net Book Value
Building	$81,703	$3,200	$78,503
Machinery and equipment	353,576	28,660	324,916
Leasehold Improvements	3,017	1,612	1,405
Fixtures and Furnishings	736	203	533
Land improvements	150	35	115
Land	1,150	—	1,150
Construction in process	235,395	—	235,395
Total property, plant and equipment	$675,727	$33,710	$642,017

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	December 31, 2023
	Cost	Accumulated Depreciation	Net Book Value
Building	$81,593	$2,440	$79,153
Machinery and equipment	349,796	20,415	329,381
Leasehold Improvements	2,972	1,447	1,525
Fixtures and Furnishings	711	177	534
Land improvements	150	32	118
Land	1,150	—	1,150
Construction in process	226,885	—	226,885
Total property, plant and equipment	$663,257	$24,511	$638,746

Depreciation expense is recorded in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating costs	$8,322	$388
Research and development expense	760	749
Selling, general, and administrative expense	174	157
Total depreciation expense	$9,256	$1,294

NOTE 8 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended March 31, 2024 and 2023, the Company has reported tax expense of $0 and $0, respectively.

Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated interim financial statements for the respective periods.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured and recorded at Fair Value on a recurring basis

As of March 31, 2024 and December 31, 2023, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8	$—	$—	$8	$36,277	$35,215	$—	$71,492
Restricted cash equivalents - current	7,566	—	—	7,566	25,692	—	—	25,692
Restricted cash equivalents - noncurrent	7,353	—	—	7,353	203,411	—	—	203,411
Investments:
Commercial paper, available for sale	—	—	—	—	—	46,049	—	46,049
US Treasury Notes	2,187	—	—	2,187	2,177	—	—	2,177
Total investments	$2,187	$—	$—	$2,187	$2,177	$46,049	$—	$48,226

Liabilities
Warrant liability:
RTI warrants	—	—	2,534	2,534	—	—	1,437	1,437
Private warrants	—	—	433	433	—	—	265	265
Series A warrants	—	33,036	—	33,036	—	20,357	—	20,357
Total warrant liability	$—	$33,036	$2,967	$36,003	$—	$20,357	$1,702	$22,059

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	March 31, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	91.7%	100.2%
Risk-free rate of return	4.6%	4.1%
Expected option term (years)	2.0	2.2

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

The aggregate values of the private warrants were $0.4 million and $0.3 million on March 31, 2024 and December 31, 2023, respectively.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of the private warrants activity from December 31, 2023 to March 31, 2024 is as follows (in thousands):

Fair value (Level 3)
Balance, December 31, 2023	$265
Change in fair value	168
Balance, March 31, 2024	$433

Refer to Note 5 – Warrants for further information.

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

The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

	March 31, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	112.9%	118.1%
Risk-free rate of return	5.1%	4.7%
Expected option term (years)	0.8	1.0

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

Changes in Level 3 liabilities measured at fair value from December 31, 2023 to March 31, 2024 are as follows (in thousands):

Fair value (Level 3)
Balance, December 31, 2023	$1,437
Change in fair value	1,097
Balance, March 31, 2024	$2,534

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

NOTE 10 - AVAILABLE-FOR-SALE INVESTMENTS

The Company classifies its investments in debt securities as available-for-sale. Debt securities have been historically comprised of highly liquid investments with minimum “A” rated securities. The debt securities have historically been reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 9 – Fair Value of Financial Instruments for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
US Treasury Notes	$2,188	$—	$(0.1)	$2,187
Corporate Bonds	—	—	—	—
Municipal Bonds	—	—	—	—
Total	$2,188	$—	$(0.1)	$2,187

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$46,069	$—	$(20)	$46,049
Corporate Bonds	2,175	2	—	2,177
Municipal Bonds	—	—	—	—
Total	$48,244	$2	$(20)	$48,226

The following table represents the Company’s available-for-sale investments by contractual maturity as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,188	$2,187	$48,244	$48,226
Due after one year through five years	—	—	—	—
Total	$2,188	$2,187	$48,244	$48,226

Debt securities as of March 31, 2024 had an average remaining maturity of 0.25 years.

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2024 and 2023, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Financial Assurance

On March 14, 2024, PCT renewed a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year).

These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because PCT currently has no liability for these financial assurance instruments, they are not reflected in its consolidated balance sheets.

Legal Proceedings

PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of March 31, 2024.

Shareholder Securities Litigation

Beginning on or about May 11, 2021, two putative class action complaints were filed against PCT, certain senior members of management and others, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings regarding the Technology, PCT’s business and PCT’s prospects. The first putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by William C. Theodore against PCT and certain senior members of management (the “Initial Theodore Lawsuit”). The second putative class action complaint was filed in the U.S. District Court for the Middle District of Florida by David Tennenbaum against PCT, certain senior members of management and others (the “Tennenbaum Lawsuit”). On July 14, 2021, the court granted a motion to consolidate the Initial Theodore and Tennenbaum Lawsuits (consolidated as the “Consolidated Theodore Lawsuit”) and on July 27, 2021, Tennenbaum filed a motion to voluntarily dismiss his complaint without prejudice. On August 5, 2021, the Court entered an order appointing Mariusz Ciecko and Robert Ciecko as Co-Lead Plaintiffs (“Lead Plaintiffs”) and Pomerantz LLP as Lead Counsel.

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

On August 4, 2022, the U.S. District Court for the Middle District of Florida dismissed the Consolidated Theodore Lawsuit, without prejudice. Plaintiffs filed their second amended complaint on August 18, 2022, in which they seek to represent a class of investors who purchased or otherwise acquired PCT’s securities between November 16, 2020, and November 10, 2021, and alleged violations of Section 10(b) and Section 14(a) of the Exchange Act.

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

On November 30, 2023, Lead Plaintiffs filed their motion to certify two classes: a Section 14(a) class and a Section 10(b) class. On January 17, 2024, Lead Plaintiffs amended their motion for class certification to seek certification of only the Section 10(b) class. On January 23, 2024, PCT, the Individual Defendants and Bryon Roth submitted a joint opposition to Lead Plaintiffs’ motion for class certification. Plaintiffs’ reply in support of their motion for class certification was filed on February 21, 2024. The parties have been engaged in discovery, which is currently scheduled to close in July 2024. On March 21, 2024, the Court agreed to stay the litigation for thirty days in order to give the parties an opportunity to try to resolve the action through mediation.

On September 29, 2023, Jay Southgate, a purported shareholder, filed a complaint in the U.S. District Court for the Southern District of New York against PCT, and certain senior members of management (“Individual Southgate Defendants”), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act (the "Southgate Lawsuit"). The complaints generally allege that the applicable defendants made false and/or misleading statements in press releases and public filings between August 8, 2023 and September 13, 2023, regarding the status of commissioning activities at the Ironton Facility, and specifically the impact of a power outage at the Ironton Facility in August 2023 and subsequent seal system failure in September 2023. Purported shareholders have filed motions to be appointed lead plaintiff in the action, and on February 20, 2024, the Court appointed James Smith as Lead Plaintiff and Glancy Prongay & Murray LLP as Lead Counsel.

On April 5, 2024, plaintiffs in the Southgate matter filed an amended complaint (“Amended Southgate Complaint”), in which the plaintiffs allege the Company and the Individual Southgate Defendants violated Section 10(b) and Section 20(a) of the Exchange Act. The Amended Southgate Complaint alleges that beginning in April 2023 through December 2023, the Company and the Individual Southgate Defendants made misleading and inaccurate statements and omissions regarding the operations at the Ironton Facility, PCT’s ability to meet certain milestones and alleged issues with certain third-party contractors. On May 6, 2024, the Company and the Individual Southgate Defendants filed a motion to dismiss the Southgate complaint.

PCT, the PCT Defendants and the Individual Southgate Defendants intend to vigorously defend against the

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Consolidated Theodore Lawsuit and the Amended Southgate Lawsuits. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Theodore and Amended Southgate Lawsuits.

Derivative Litigation

On November 3, 2021, Byung-Gook Han, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court for the District of Delaware (Byung-Gook Han v. Otworth et. al., Case No. 1:21-cv-01569-UNA) against certain senior members of PCT’s management, PCT’s directors and Byron Roth, who was subsequently dismissed (collectively, the “Individual Han Defendants”), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties and bringing claims for unjust enrichment and waste of corporate assets (“Han Derivative Lawsuit"). On January 19, 2022, the court granted the parties’ joint stipulation to stay the Han Derivative Lawsuit and administratively closed the matter pending the disposition of the motions to dismiss in the Class Action Lawsuits.

On January 27, 2022, Patrick Ayers, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court of the District of Delaware, captioned Patrick Ayers v. Otworth et. al., Case No. 1:22-cv-00110, against certain members of PCT’s management, PCT’s directors and others (collectively, the “Individual Ayers Defendants”), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties, as well as claims for unjust enrichment, gross mismanagement, contribution, and indemnification (“Ayers Derivative Lawsuit").

On March 17, 2022, the court granted the parties’ joint stipulation to stay the Ayers Derivative Lawsuit and administratively closed the matter pending the disposition of the motions to dismiss in the Class Action Lawsuits.

After the court in the Consolidated Theodore Lawsuit ruled on the second motion to dismiss, the stay in the derivative actions was lifted. Ayers and Han (collectively the “Derivative Plaintiffs”), PCT and the Individual Ayers and Han Defendants (collectively, the “Individual Derivative Defendants”) filed a joint stipulation to consolidate the related derivative actions on June 26, 2023. The court granted the motion to consolidate the derivative actions on June 27, 2023, and ordered the Consolidated Derivative Action to be captioned In re: PureCycle Technologies, Inc. Derivative Litigation, Lead Case No. 21-1569-RGA (D. Del.) (“Consolidated Derivative Litigation”). In light of the Motion for Reconsideration in the Consolidated Theodore Lawsuit, the Derivative Plaintiffs, PCT, and Individual Derivative Defendants filed a joint stipulation to continue the stay of the Consolidated Derivative Litigation until thirty days after the court in the Class Action rules on the Motion for Reconsideration. Because the Motion for Reconsideration in the Consolidated Theodore Lawsuit remains pending, the stay of the Consolidated Derivative Litigation remains in effect.

On February 23, 2024, Ayers filed an amended derivative complaint under seal. The Consolidated Amended Derivative Complaint generally alleges that the Individual Derivative Defendants made materially false and misleading statements and omissions in press releases, webinars and other public filings regarding PCT’s business, the technology, PCT’s prospects, the background and experience of the Individual Derivative Defendants, PCT’s internal controls, and various production issues and delays. The Consolidated Amended Derivative Complaint seeks unspecified monetary damages, reform of the corporate governance and internal procedures, unspecified restitution from the Individual Han Defendants, and costs and fees associated with bringing the action. At this stage of the litigation, neither PCT nor the Individual Ayers Defendants have answered the Consolidated Amended Derivative Complaint, moved to dismiss the complaint, or otherwise responded to the complaint.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On March 29, 2024, John Brunson, a purported PCT shareholder, and on behalf of whom the February 2023 Delaware 220 demand referenced below was issued to the Company, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action under seal in the Court of Chancery in the State of Delaware, captioned John Brunson v. Otworth et. al., against certain members of PCT’s management, PCT’s directors and others (collectively, the “Individual Brunson Defendants”), alleging breaches of fiduciary duties, aiding and abetting breaches of fiduciary duty, corporate waste, and unjust enrichment (“Brunson Derivative Lawsuit"). The Brunson Derivative Lawsuit generally contains similar allegations as contained in Consolidated Derivative Amended Derivative Complaint, as well as allegations regarding undisclosed operational risks, production issues and delays, persistent failure to remediate known material deficiencies, including inadequate staffing, lack of segregation of duties, unfamiliarity with financial reporting requirements, and lack of accounting resources, leading to revisions of prior financial statements. The Brunson Derivative Lawsuit also references two reports by Bleeker Street Research in November 2023 which alleged that the Company had misled investors about the launch of the Ironton Facility, and would not meet its production targets. Plaintiffs also point to and discuss the Theodore Securities Class Action and allege that PCT is exposed to liability in that case. The Brunson Derivative Lawsuit seeks unspecified monetary damages, declaratory relief, unspecified disgorgement and restitution from the Individual Brunson Defendants, and costs and fees associated with bringing the action.

The Individual Derivative Defendants intend to vigorously defend against the Consolidated Derivative Litigation and the Brunson Derivative Lawsuit. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the unresolved Consolidated Derivative Litigation or Brunson Derivative Lawsuit.

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On August 30, 2023, DB filed a breach of contract claim against PCO and others in Lawrence County Ohio, alleging the same facts contained in its arbitration demand, as well as an action to foreclose on a lien filed in Lawrence County, Ohio. Concurrently DB requested the complaint be stayed pending the resolution of all issues in the arbitration. On December 12, 2023, defendant UMB Bank, N.A. (“UMB”) filed an Answer and Counterclaim against DB. On January 9, 2024, the Lawrence County Court granted DB’s request for a stay of the lawsuit pending the resolution of the arbitration proceeding.

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

NOTE 12 - SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated interim financial statements for the period ended March 31, 2024, management has evaluated events through May 8, 2024 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:

On April 2, 2024, the Company reached tentative settlement of the Consolidated Theodore Lawsuit (the “Securities Settlement”), which was memorialized in a Stipulation of Settlement dated May 6, 2024. Pursuant to the terms of the Securities Settlement, all known and unknown claims shall be settled for $12 million in exchange for a complete release of the Company and the individually named defendants in each of the referenced matters. The Securities Settlement shall be funded by the remainder of the Company’s self-insured retention under its directors and officers liability insurance policies applicable to the claims (“D&O Insurance”) and contributions by various carriers comprising part of the D&O Insurance tower available to the Company and defendants. The Securities Settlement is subject to court approval.

On May 7, 2024, the Company entered into an MOU agreement to settle the Ayers Derivative Lawsuit, the Brunson Derivative Lawsuit and certain shareholder demands (the “Demand Letters”), including demands under Delaware Code Section 220 and/or investigation demands (the “Derivative Settlement”). Under the proposed terms of the MOU in the Derivative Settlement, all claims shall be settled in exchange for certain corporate therapeutics and a monetary component of $3 million, out of which plaintiffs’ counsel may seek up to $2 million in attorneys’ fees (as approved by the Court), in exchange for a complete release of all claims set forth in the Ayers and Brunson derivative actions and the Demand Letters. Carriers comprising part of the D&O insurance tower will contribute $3

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

million of applicable policy limits to fund the monetary component of the Derivative Settlement. The Derivative Settlement is subject to final documentation and court approval.

Pure Plastic Bond Purchase

On May 7, 2024, PCT LLC entered into an agreement with Pure Plastic LLC (“Pure Plastic”), a Delaware limited liability company, whereby Pure Plastic will purchase approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC (the “Purchased Bonds”), including (i) a portion of the Series 2020A Bonds, (ii) all of the Series 2020B Bonds, and (iii) all of the Series 2020C Bonds, at a purchase price of $800 per $1,000 principal amount of the Purchased Bonds (the “Pure Plastic Purchase Agreement”). Affiliates of Pure Plastic are greater than 5% beneficial owners of the Company.

As total consideration for the Purchased Bonds, the aggregate amount of principal outstanding, together with accrued but unpaid interest thereon, of approximately $45.5 million under the Term Loan Facility will be deemed to be prepaid in full and PCT LLC will receive $30 million in cash, as further provided for in the Payoff and Release Letter (as defined below).

The closing of the transactions contemplated by the Pure Plastic Purchase Agreement will occur in three tranches, with each tranche subject to the satisfaction of certain conditions.

The Pure Plastic Purchase Agreement requires PCT LLC to make best efforts to:

•
Obtain SOPA’s authorization, on or before June 5, 2024, to enter into a fifth supplemental indenture (“Fifth Supplemental Indenture”) and direct the Trustee to execute and deliver the same. The Fifth Supplemental Indenture will amend the definition of “Majority Holders” in Section 1.01 of the Indenture to require a supermajority of the Holders to take various actions.
•
Obtain SOPA’s authorization, no later than September 30, 2024, to enter into a sixth supplemental indenture (“Sixth Supplemental Indenture”) and direct the Trustee to execute and deliver the same. The Sixth Supplemental Indenture will revise the Indenture and the Loan Agreement and any other Financing Document as may be necessary in order to implement the following:
o
The definition of "Outside Completion Date" in Section 1.01 of the Indenture shall be amended to December 31, 2026.
o
Include in the Loan Agreement, covenants to meet the stated Senior Parity Coverage Requirement and the stated Overall Coverage Requirement, beginning with the fiscal year ended December 31, 2026.
o
Include in the Loan Agreement, a revision to the covenant to provide year-end financial statements, such that (a) the requirement shall apply only to PCT LLC and not to PCO, and (b) such financial statements may be provided on a consolidated basis with the Company.
o
Include in the Indenture and in the Loan Agreement customary events of default related to failure to perform financial covenants.

Pursuant to the Payoff and Release Letter, by and among the Company, the Credit Facility Guarantors (as defined in the Pure Plastic Purchase Agreement) and Pure Plastic (the “Payoff and Release Letter”), which is to be entered into as of the Initial Closing Date (as defined in the Pure Plastic Purchase Agreement), the Company is required to pay a 12% prepayment premium on the outstanding principal and interest paid in order to prepay the Term Loan Facility (the “Prepayment Premium”) plus certain expenses. The Company will issue warrants (“Series B Warrants”) to Pure Plastic pursuant to a Series B Warrant Agreement to satisfy the Prepayment Premium (the “Series B

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Warrant Agreement”). The Series B Warrants entitle Pure Plastic to purchase approximately 3.1 million shares of the Company's Common Stock at a price of $11.50 per share any time on or after November 6, 2024. The Series B Warrants will expire on December 1, 2030. The Company will pay the expenses in cash.

The Payoff and Release Letter also provides that if the Term Loan Facility is not paid off by a certain date, the Payoff Amount (as defined therein) will be increased by a specific amount on a daily basis. The Payoff and Release Letter will terminate and be of no force or effect if the Payoff Date (as defined therein) does not occur by 5:00 p.m. (Eastern Time) on May 17, 2024.

Lastly, the Payoff and Release Letter provides that all of the Obligations (as defined therein) under the Term Loan Facility shall be deemed paid and satisfied in full upon the satisfaction of certain conditions and, furthermore, upon the satisfaction of such conditions, all liens securing the Obligations shall be deemed to be fully released and discharged.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which PCT’s management believes is relevant to an assessment and understanding of PCT’s condensed consolidated results of operations and financial condition. The discussion should be read together with the audited Consolidated Financial Statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s most recent Annual Report on Form 10-K, as well as the unaudited condensed consolidated interim financial statements, together with related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of PCT and its consolidated subsidiaries.

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

The Ironton Facility

PCT commenced commissioning activities at its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), in April 2023, achieved mechanical completion of the plant and commenced pellet production from post-industrial and post-consumer materials later in 2023. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019, and the Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. PCT sold an immaterial amount of UPR resin through the first quarter of 2024 but has not yet reached meaningful volumes and on-spec product. PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with continuous operations of the pelletizing system for finished product. While these mechanical issues are not uncommon for

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

first-of-its kind manufacturing facilities, the down-time needed to correct these issues is delaying the Ironton Facility from reaching consistent sustainable production rates. We expect the Ironton Facility to be fully operational later in 2024.

As of March 31, 2024, PCT anticipates that up to $12.5 million will be needed to complete the investment in the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone.

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

On June 30, 2023, PCT and the AEDA executed an Economic Development Agreement (“EDA”) related to the Company’s plans to construct the Augusta Facility. Pursuant to the EDA, PCT expects to receive certain property tax abatement benefits as well as certain other incentives, including site infrastructure development assistance (“Incentive Benefits”). In order to receive the Incentive Benefits under Phase One (as defined below) of the Augusta Project, PCT will be obligated to create 82 full-time jobs with investments of at least $440 million no later than December 31, 2026. Through March 31, 2024, PCT has invested approximately $88.0 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments. If PCT elects to activate the second phase of the Augusta Project, PCT will be required to create an additional 25 full-time jobs and investments of $295 million no later than December 31, 2028. To the extent PCT fails to achieve an average of 80% of the jobs and investment commitments in any year over the 20-years of each phase, PCT will be required to make a repayment to the AEDA of a pro rata portion of the total value of the Incentive Benefits received by PCT in such year.

Also on June 30, 2023, PCT entered into a series of agreements with the AEDA to construct phase one (“Phase One”) of the Augusta Facility. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyors and pipelines (the “Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. As noted above, PCT anticipates that the first portion of Phase One will consist of one purification line and construction commenced prior to the end of 2023. Also as noted above, construction of the first purification line must be completed by December 31, 2026.

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

PreP Facilities

In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT experienced challenges obtaining the necessary water and sewer permits to construct its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourses, including legal requirements and remedies with regard to its obligations for the remaining 8 years of its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in other locations. Also, on August 24, 2022, PCT signed a lease for a future PreP facility in Denver, Pennsylvania, which is expected to be operationally ready in late 2024. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process plastic bales between no. 1 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.

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

Future Expansion

On January 17, 2023, the Company announced that its first European purification facility will be in Antwerp, Belgium. On October 20, 2022, the Company executed a Joint Venture Agreement with SK geo centric Co., Ltd., to develop a UPR purification facility in Ulsan, South Korea. The parties will each hold an equal stake in the joint venture with commencement of construction activities pending necessary financing. The Company is also planning to expand its production capabilities into Asia through negotiation of joint ventures with Mitsui & Co. Ltd. in Japan for in-country production and sales. Future expansion is dependent on successful completion of project financing.

Components of Results of Operations

Revenue

PCT generated an immaterial amount of revenue through the first quarter of 2024 but has not yet reached (i) significant continuous operational volumes at the Ironton Facility or (ii) significant revenue generation. The Ironton Facility is expected to be fully operational later in 2024.

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

Results of Operations

Comparison of three ended March 31, 2024 and 2023

The following table summarizes our operating results for the three ended March 31, 2024 and 2023:

	Three Months Ended March 31,
			$	%
(in thousands, except %)	2024	2023	Change	Change
Costs and expenses
Operating costs	$21,194	$7,372	$13,822	187%
Research and development	1,831	1,754	77	4%
Selling, general and administrative	15,957	12,695	3,262	26%
Total operating costs and expenses	38,982	21,821	17,161	79%
Interest expense	15,054	657	14,397	2,192%
Interest income	(3,602)	(1,933)	(1,669)	86%
Change in fair value of warrants	13,944	4,835	9,109	188%
Loss on debt extinguishment	21,214	—	21,214	100%
Other expense	15	462	(447)	(97)%
Net loss	$(85,607)	$(25,842)	$(59,765)	231%

Operating costs

The increase for the three month period was primarily attributable to higher depreciation expense related to assets supporting operations of $7.9 million due primarily to placing the Ironton Facility assets in service in the second quarter of 2023, increased operational site costs of $4.3 million related to operating the Ironton Facility, higher labor costs of $1.0 million due primarily to increased contract labor at the Ironton Facility related to plant optimization activities, and higher rent for operating facilities of $0.7 million.

Research and development expenses

Research and development expenses did not significantly change period over period.

Selling, general and administrative expenses

The increase for the three month period was principally attributable to $2.1 million higher legal and professional consulting fees primarily related to the purchase of the Revenue Bonds in the first quarter of 2024, and higher insurance cost of $0.7 million.

Interest expense

The increase for the three month period was attributable to additional financing incurred in the second and third quarters of 2023, including closing of $250.0 million of green convertible senior notes in August 2023, as well as ceasing capitalization of interest on the Revenue Bonds beginning in June 2023 as the plant is now in service.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Interest income

The increase for the three month period was attributable to higher interest earned on PCT’s investment portfolio and money market funds due to rising interest rates, as well as a higher average balance of invested funds in the first quarter of 2024 compared to the same period in 2023.

Change in fair value of warrants

The increased expense for the three month period was attributable to the change in fair value of the Company’s liability-classified warrants, of which the primary drivers of the change in valuation related to changes in the underlying price of PCT’s common stock, as well as fluctuations in volatility and reduction in the warrant terms with the passage of time.

Loss on debt extinguishment

The amount reported in the first quarter of 2024 relates to the loss recorded on the purchase of the majority of the outstanding Revenue Bonds.

Other expense

Other expenses were not material for either period presented.

Liquidity and Capital Resources

During 2023 and through March 31, 2024, PCT commenced commercial operations and sold an immaterial amount of UPR resin but has not yet reached significant continuous operational volumes. PCT’s ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of various debt instruments. The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. As of December 31, 2023, Restricted Cash consisted primarily of certain amounts required for the Series 2020A Bonds and other initial construction commitments for the Augusta Facility. On March 5, 2024, a subsidiary of the Company purchased 99% of the outstanding Bonds which, among other things, released Restricted Cash to be used to purchase the Bonds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Indebtedness – Revenue Bonds” for more information.

(in millions)	March 31, 2024	December 31, 2023
Cash and Cash Equivalents	$25.0	$73.4
Debt Securities Available for Sale	2.2	48.2

Ironton Facility Bond Reserves	$3.5	$210.6
Augusta Construction Escrow	7.3	14.4
Letters of Credit and Other Collateral	4.1	4.1
Restricted Cash (current and non-current)	$14.9	$229.1

Green Convertible Notes	$222.3	$220.7
Equipment Financing Payable	21.0	21.6
Pure Plastic Related Party Note Payable	41.5	39.7
Revenue Bonds	2.8	234.6
Add: Discount and Issuance Costs	30.7	47.6
Gross Long-term Debt and Related Party Note Payable	$318.3	$564.2

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

As of March 31, 2024, PCT had $25.0 million of Cash and Cash Equivalents, Debt Securities Available for Sale of $2.2 million, and Restricted Cash of $14.9 million. PCT also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on September 30, 2025.

PCT sold an immaterial amount of UPR resin in 2023 and through March 31, 2024. Due to intermittent mechanical challenges during the commissioning process of the Ironton Facility, the Ironton Facility has not yet reached the point of producing meaningful volumes and on-spec product. While these mechanical issues are not uncommon for a first-of-its kind manufacturing facility, the downtime needed to correct these issues is a significant contributing factor to the delay of the Ironton Facility reaching the point of producing meaningful volumes and on-spec product. We expect the Ironton Facility to be fully operational later in 2024.

As of March 31, 2024, PCT anticipates that up to $12.5 million will be needed to complete the investment in the Ironton Facility, which relates to a performance guarantee payment due after successful completion of a performance testing milestone. PCT also has other capital commitments of approximately $47.1 million related to long-lead equipment and pre-construction work for the Augusta Facility and $17.0 million for equipment and leases related to future Feed PreP and purification facilities, both in the U.S. and internationally. Moreover, there are interest payments of at least $18.5 million, as well as other ongoing monthly costs associated with managing the Company and possible draws on the Revolving Credit Facility.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

PCT believes that its current level of unrestricted liquidity is not sufficient to fund operations, outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

In an effort to alleviate these conditions, PCT is currently performing certain operational enhancements that are expected to correct the production issues with the Ironton Facility. Further, on March 5, 2024, PureCycle Technologies LLC ("PCT LLC") purchased 99% of the outstanding Bonds, which used $50.8 million, net, of unrestricted cash, and reduced Restricted Cash by $207.1 million. The purchased Bonds are held in an account with PCT LLC. PCT intends to, and has the ability to, re-market some or all of these Bonds based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility and Term Loan Credit Agreement. After considering management’s plans to mitigate these conditions,

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

including adjustment of expenditure timing and execution of the amendment to the Revolving Credit Facility, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

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

Cash Flows

A summary of our cash flows for the periods indicated is as follows:

	Three Months Ended March 31,
			$	%
(in thousands, except %)	2024	2023	Change	Change
Net cash used in operating activities	$(39,178)	$(14,755)	$(24,423)	166%
Net cash provided by investing activities	32,027	52,739	(20,712)	(39)%
Net cash used in financing activities	(255,423)	(1,632)	(253,791)	15,551%
Cash and cash equivalents, beginning of period	302,514	227,523	74,991	33%
Cash and cash equivalents, end of period	$39,940	$263,875	$(223,935)	(85)%

Cash Flows from Operating Activities

The $24.4 million increase in net cash used in operating activities for the three months ending March 31, 2024 compared to the same period in 2023 was primarily attributable to higher interest payments on debt of $16.4 million (including $8.6 million paid for the green convertible notes and $5.9 million in outstanding interest paid in connection with the purchase of the Revenue Bonds), an increase in cash payments related to operating expenses of $5.5 million primarily driven by an increase in operational site costs at the Ironton Facility, higher cash paid related to employee costs of approximately $3.2 million, higher lease payments for operating facilities and equipment rentals of approximately $0.8 million, partially offset by higher interest income of $1.7 million driven primarily by interest earned on the Company’s investment portfolio.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flows from Investing Activities

The $20.7 million decrease in cash provided by investing activities for the three months ending March 31, 2024 compared to the same period in 2023 was attributable to $30.6 million higher investment purchases and $22.4 million lower maturities and sales of investments, offset by $32.3 million lower capital expenditure payments.

Cash Flows from Financing Activities

The $253.8 million increase in net cash used in financing activities for the three months ending March 31, 2024 compared to the same period in 2023 was primarily attributable to $253.2 million paid to purchase the outstanding Revenue Bonds.

Indebtedness

There have been no material changes regarding the Company's indebtedness from the information we provided in our most recent Annual Report on Form 10-K, except as outlined in the information below. Refer to Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Company's outstanding indebtedness.

Revenue Bonds

On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain Revenue Bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of PureCycle Technologies, Inc. (the “Company”), pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”) to be used to, among other things, acquire, construct and equip the Company’s first commercial-scale recycling facility in Lawrence County, Ohio (the “Ironton Facility”). Capitalized terms used but not defined herein have the meanings ascribed thereto in the Indenture.

The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds”); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds” and, together with the Series 2020A Bonds and the Series 2020B Bonds, the “Bonds” or "Revenue Bonds").

All of the Bonds are Outstanding under the Indenture. PureCycle Technologies LLC, a Delaware limited liability company (the “Guarantor”), purchased $246.8 million in aggregate principal amount of Bonds Outstanding under the Indenture on March 5, 2024, of which $216.8 million in aggregate principal amount are Series 2020A Bonds, and continues to hold all of those purchased Bonds such that the Guarantor comprises the Majority Holders. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly-owned subsidiary of the Purchaser. PCT intends to, and has the ability to, re-market some or all of these Bonds based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds.

On March 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco LLC, a Delaware limited liability company and affiliate of PCO (the pledgor under the Equity Pledge and Security Agreement) and the Trustee entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) which amended certain provisions of the Indenture, the Loan Agreement and that certain Amended and Restated Guaranty of Completion, entered into as of

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

May 11, 2021, and effective as of October 7, 2020 (the “Guaranty”), by instructing the Trustee to release $22.1 million from the Senior Bonds Debt Service Reserve Fund and $3.3 million from the Repair and Replacement Fund, in each case, to PCO. In addition, the Fourth Supplemental Indenture provides that the Senior Bonds Debt Service Reserve Requirement, the Subordinate Bonds Debt Service Reserve Requirement, and the Repair and Replacement Fund Requirement shall each be reduced to $0, respectively, and that certain provisions of the Indenture and/or the Loan Agreement, as applicable, relating to the funding and maintenance of the Senior Bonds Debt Service Reserve Fund, the Subordinate Bonds Debt Service Reserve Fund, and the Repair and Replacement Fund, will be suspended until the effectiveness of an amendment to the Indenture, the Loan Agreement and/or other applicable Financing Documents provides otherwise in accordance with the terms of the Indenture, the Loan Agreement and such other applicable Financing Documents.

See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information regarding the Bonds from the period covered by this Quarterly Report on Form 10-Q to the filing of this Quarterly Report on Form 10-Q.

Sylebra Credit Facility

On March 15, 2023, PCT entered into a $150 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (as amended, the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.

On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Revolving Credit Agreement.

The Pure Plastic Term Loan Facility

On May 8, 2023, the Company entered into a $40 million term loan facility pursuant to the Term Loan Credit Agreement ("Term Loan Credit Agreement") dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025 (the “Term Loan Facility”). The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company.

On March 1, 2024, PCT increased the amount available to the Company under the Term Loan Credit Agreement's permitted indebtedness covenant basket for the Revolving Credit Facility from $150.0 million to $200.0 million and obtained a carve out to permit the Company to purchase the Revenue Bonds. Each of PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC are subsidiaries of the Company.

Financial Assurance

On March 14, 2024, PCT renewed a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year).

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

PureCycle Technologies, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks as of March 31, 2024 does not differ materially from that included in our most recent Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

PCT’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures in ensuring that the information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, PCT’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, PCT’s internal control over financial reporting.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 11 (“Commitments and Contingencies”) to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its common stock for the first quarter of 2024:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	—	$—	—	$—
February 1 to February 29	—	—	—	—
March 1 to March 31	98,651	6.07	—	—
Total	98,651	$6.07	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

Entry into a Material Definitive Agreement

On May 7, 2024, PCT LLC entered into an agreement with Pure Plastic LLC (“Pure Plastic”), a Delaware limited liability company, whereby Pure Plastic will purchase approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC (the “Purchased Bonds”), including (i) a portion of the Series 2020A Bonds, (ii) all of the Series 2020B Bonds, and (iii) all of the Series 2020C Bonds, at a purchase price of $800 per $1,000 principal amount of the Purchased Bonds (the “Pure Plastic Purchase Agreement”). Affiliates of Pure Plastic are greater than 5% beneficial owners of the Company.

As total consideration for the Purchased Bonds, the aggregate amount of principal outstanding, together with accrued but unpaid interest thereon, of approximately $45.5 million under the Term Loan Facility will be deemed to be prepaid in full and PCT LLC will receive $30 million in cash, as further provided for in the Payoff and Release Letter (as defined below).

The closing of the transactions contemplated by the Pure Plastic Purchase Agreement will occur in three tranches, with each tranche subject to the satisfaction of certain conditions.

The Pure Plastic Purchase Agreement requires PCT LLC to make best efforts to:

•
Obtain SOPA’s authorization, on or before June 5, 2024, to enter into a fifth supplemental indenture (“Fifth Supplemental Indenture”) and direct the Trustee to execute and deliver the same. The Fifth Supplemental Indenture will amend the definition of “Majority Holders” in Section 1.01 of the Indenture to require a supermajority of the Holders to take various actions.
•
Obtain SOPA’s authorization, no later than September 30, 2024, to enter into a sixth supplemental indenture (“Sixth Supplemental Indenture”) and direct the Trustee to execute and deliver the same. The Sixth Supplemental Indenture will revise the Indenture and the Loan Agreement and any other Financing Document as may be necessary in order to implement the following:
o
The definition of "Outside Completion Date" in Section 1.01 of the Indenture shall be amended to December 31, 2026.
o
Include in the Loan Agreement, covenants to meet the stated Senior Parity Coverage Requirement and the stated Overall Coverage Requirement, beginning with the fiscal year ended December 31, 2026.
o
Include in the Loan Agreement, a revision to the covenant to provide year-end financial statements, such that (a) the requirement shall apply only to PCT LLC and not to PCO, and (b) such financial statements may be provided on a consolidated basis with the Company.
o
Include in the Indenture and in the Loan Agreement customary events of default related to failure to perform financial covenants.

Pursuant to the Payoff and Release Letter, by and among the Company, the Credit Facility Guarantors (as defined in the Pure Plastic Purchase Agreement) and Pure Plastic (the “Payoff and Release Letter”), which is to be entered

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

into as of the Initial Closing Date (as defined in the Pure Plastic Purchase Agreement), the Company is required to pay a 12% prepayment premium on the outstanding principal and interest paid in order to prepay the Term Loan Facility (the “Prepayment Premium”) plus certain expenses. The Company will issue warrants (“Series B Warrants”) to Pure Plastic pursuant to a Series B Warrant Agreement to satisfy the Prepayment Premium (the “Series B Warrant Agreement”). The Series B Warrants entitle Pure Plastic to purchase approximately 3.1 million shares of the Company's Common Stock at a price of $11.50 per share any time on or after November 6, 2024. The Series B Warrants will expire on December 1, 2030. The Company will pay the expenses in cash.

The Payoff and Release Letter also provides that if the Term Loan Facility is not paid off by a certain date, the Payoff Amount (as defined therein) will be increased by a specific amount on a daily basis. The Payoff and Release Letter will terminate and be of no force or effect if the Payoff Date (as defined therein) does not occur by 5:00 p.m. (Eastern Time) on May 17, 2024.

Lastly, the Payoff and Release Letter provides that all of the Obligations (as defined therein) under the Term Loan Facility shall be deemed paid and satisfied in full upon the satisfaction of certain conditions and, furthermore, upon the satisfaction of such conditions, all liens securing the Obligations shall be deemed to be fully released and discharged.

The foregoing descriptions of the Pure Plastic Purchase Agreement, the Fifth Supplemental Indenture (which is included as Exhibit D to the Pure Plastic Purchase Agreement), the Payoff and Release Letter, and the Series B Warrant Agreement (which is included as Exhibit B to the Payoff and Release Letter) and are not complete and are qualified in their entirety by reference to the full text of the agreements or the “form of” the agreements, which are attached hereto as Exhibits 10.6, 10.7, 10.8, and 10.9 and incorporated herein by reference.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information contained under the section above entitled “Entry into a Material Definitive Agreement” is incorporated here by reference. Upon the occurrence of an Event of Default (as defined in the Indenture), the amount outstanding under the Bonds may be accelerated. Refer to Note 3 (“Notes Payable and Debt Instruments”) to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the material terms of the Bonds.

Unregistered Sales of Equity Securities

The information contained under the section above entitled “Entry into a Material Definitive Agreement” is incorporated here by reference. The Company offered and sold the Purchased Bonds and the Series B Warrants to Pure Plastic in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D thereunder. Pure Plastic represented that it is an “accredited investor” within the meaning of Regulation D under the Securities Act and that it acquired the securities for investment purposes, and not with a current view to, or for resale in connection with, any distribution, resale, pledging, fractionalization, subdivision or other disposition thereof. The securities are not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

10.1

Second Amendment to Credit Agreement, dated as of March 1, 2024, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 6, 2024)

10.2

Fourth Amendment to Credit Agreement, dated as of March 1, 2024, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 6, 2024)

10.3

Bond Purchase Agreement and Consent, dated as of March 5, 2024, by and among PureCycle: Ohio LLC, PureCycle Technologies LLC, as the Guarantor and Purchaser, and the consenting Holders of the Bonds, as Sellers (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 6, 2024)

10.4

Third Supplemental Indenture, dated as of March 5, 2024, among the Southern Ohio Port Authority, PureCycle: Ohio LLC, PureCycle Technologies LLC, PCTO Holdco LLC and UMB Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 6, 2024)

10.5

Fourth Supplemental Indenture, dated as of March 25, 2024, among the Southern Ohio Port Authority, PureCycle: Ohio LLC, PureCycle Technologies LLC, PCTO Holdco LLC and UMB Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2024)

10.6	Bond Purchase Agreement, dated as of March 7, 2024, by and between Pure Plastic LLC as Purchaser and PureCycle Technologies LLC as Seller and Guarantor*

10.7	Form of Fifth Supplemental Indenture (included as Exhibit D to the Bond Purchase Agreement filed as Exhibit 10.6 to this Quarterly Report)*

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

10.8

Form of Payoff and Release Letter, by and among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies LLC and PureCycle Technologies Holdings Corp., as Guarantors, and Pure Plastic LLC, as the Administrative Agent and Security Agent* †

10.9	Form of Series B Warrant (included as Exhibit B to the Form of Payoff and Release Letter filed as Exhibit 10.8 to this Quarterly Report)*

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended March 31, 2024*

31.2	Rule 13a – 14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended March 31, 2024*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended March 31, 2024*

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended March 31, 2024*

101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023.
(iii) Unaudited Condensed Consolidated Statements of Stockholders Equity for the Three Months Ended March 31, 2024 and 2023.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023.
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

PURECYCLE TECHNOLOGIES INC.
(Registrant)
By:	/s/ Dustin Olson
Dustin Olson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jaime Vasquez
Jaime Vasquez
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2024