Form 10-Q
period 2024-06-30
PureCycle Technologies, Inc.
filed 2024-08-08
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40234

PureCycle Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2293091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4651 Salisbury Road, Suite 400

Jacksonville, Florida 32256

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

As of August 5, 2024, there were approximately 164,961,308 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands)	June 30, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$10,895	$73,411
Debt securities available for sale	—	48,226
Restricted cash – current	2,880	25,692
Inventory	6,114	4,791
Prepaid expenses and other current assets	12,039	10,525
Total current assets	31,928	162,645
Restricted cash – non-current	9,680	203,411
Prepaid expenses and other non-current assets	4,889	4,772
Operating lease right-of-use assets	27,245	29,799
Property, plant and equipment, net	646,011	638,746
TOTAL ASSETS	$719,753	$1,039,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,241	$2,881
Accrued expenses	30,930	35,391
Accrued interest	7,495	8,190
Current portion of long-term debt	3,932	9,148
Current portion of related party bonds payable	1,040	—
Total current liabilities	47,638	55,610
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	246,610	467,708
Related party bonds payable	62,719	—
Related party note payable	—	39,696
Warrant liability	38,494	22,059
Operating lease right-of-use liabilities	25,448	27,253
Other non-current liabilities	2,233	1,811
TOTAL LIABILITIES	$428,142	$619,137

COMMITMENT AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 250,000 shares authorized; 164,746 and 164,279 shares issued and outstanding as of June 30, 2024 and December 31, 2023	165	164
Preferred shares - $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	769,494	764,344
Accumulated other comprehensive income (loss)	11	(32)
Accumulated deficit	(478,059)	(344,240)
TOTAL STOCKHOLDERS' EQUITY	291,611	420,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$719,753	$1,039,373

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands except per share data)
Costs and expenses
Operating costs	$22,220	$11,612	$43,414	$18,984
Research and development	1,565	1,571	3,396	3,325
Selling, general and administrative	16,137	13,410	32,094	26,105
Total operating costs and expenses	39,922	26,593	78,904	48,414
Interest expense	12,055	4,027	27,109	4,684
Interest income	(514)	(1,578)	(4,116)	(3,511)
Change in fair value of warrants	(4,311)	26,313	9,633	31,148
Loss on debt extinguishment	—	—	21,214	—
Other expense	1,060	13	1,075	475
Total other expense	8,290	28,775	54,915	32,796
Loss before income taxes	(48,212)	(55,368)	$(133,819)	$(81,210)
Provision for income taxes	—	—	—	—
Net Loss	$(48,212)	$(55,368)	$(133,819)	$(81,210)
Loss per share
Basic and diluted	$(0.29)	$(0.34)	$(0.81)	$(0.50)
Weighted average common shares
Basic and diluted	164,691	163,739	164,524	163,664

Other comprehensive income
Cumulative translation adjustment	$9	$—	$25	$—
Unrealized gain on debt securities available for sale	—	—	18	641
Total comprehensive loss	$(48,203)	$(55,368)	$(133,776)	$(80,569)

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For The Three And Six Months Ended June 30, 2024
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2023	164,279	$164	$764,344	$(32)	$(344,240)	$420,236
Options exercised	16	—	92	—	—	92
Share repurchase	(99)	—	(598)	—	—	(598)
Equity-based compensation	416	1	2,681	—	—	2,682
Unrealized gain on available for sale debt securities	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	16	—	16
Net loss	—	—	—	—	(85,607)	(85,607)
Balance, March 31, 2024	164,612	$165	$766,519	$2	$(429,847)	$336,839
Share repurchase	(14)	—	(97)	—	—	(97)
Equity-based compensation	148	—	3,072	—	—	3,072
Cumulative translation adjustment	—	—	—	9	—	9
Net loss	—	—	—	—	(48,212)	(48,212)
Balance, June 30, 2024	164,746	$165	$769,494	$11	$(478,059)	$291,611

	For The Three And Six Months Ended June 30, 2023
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Share repurchase	(48)	—	(277)	—	—	(277)
Equity-based compensation	169	—	2,166	—	—	2,166
Unrealized gain on available for sale debt securities	—	—	—	641	—	641
Net loss	—	—	—	—	(25,842)	(25,842)
Balance, March 31, 2023	163,671	$164	$755,774	$—	$(268,367)	$487,571
Share repurchase	(9)	—	(27)	—	—	(27)
Forfeiture of restricted stock	(1)	—	—	—	—	—
Equity-based compensation	135	—	3,252	—	—	3,252
Net loss	—	—	—	—	(55,368)	(55,368)
Balance, June 30, 2023	163,796	$164	$758,999	$—	$(323,735)	$435,428

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(133,819)	$(81,210)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	5,754	5,418
Change in fair value of warrants	9,633	31,148
Depreciation expense	16,423	4,098
Amortization of debt issuance costs and debt discounts	5,865	657
Accretion of discount on debt securities	(330)	(139)
Operating lease amortization expense	1,529	1,459
Loss on extinguishment of debt	21,214	—
Impairment of operating right-of-use asset	757	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,083)	(2,262)
Inventory	(1,323)	(2,526)
Prepaid expenses and other non-current assets	(117)	(1,625)
Accounts payable	1,254	2,372
Accrued expenses	(3,051)	1,175
Accrued interest	(1,004)	2,060
Other non-current liabilities	66	—
Operating right-of-use liabilities	(1,376)	(1,049)
Net cash used in operating activities	$(79,608)	$(40,424)
Cash flows from investing activities
Purchase of property, plant & equipment	(24,718)	(124,239)
Purchase of debt securities, available for sale	(30,586)	—
Sale and maturity of debt securities, available for sale	79,161	99,371
Net cash provided by (used in) investing activities	$23,857	$(24,868)
Cash flows from financing activities
Payment to purchase revenue bonds	(253,230)	—
Proceeds from issuance of revenue bonds to related parties	30,000	—
Proceeds from other borrowings	2,185	—
Proceeds from equipment lease financing	2,000	19,747
Payments on equipment financing	(1,617)	—
Debt issuance costs	(1,119)	(1,196)
Payments to repurchase shares	(695)	(304)
Payments on related party revenue bonds	(475)	—
Other payments for financing activities	(357)	(50)
Proceeds from related party note payable	—	38,000
Related party note payable issuance costs	—	(2,100)
Net cash (used in) provided by financing activities	$(223,308)	$54,097
Net decrease in cash and restricted cash	(279,059)	(11,195)
Cash and restricted cash, beginning of period	302,514	227,523
Cash and restricted cash, end of period	$23,455	$216,328
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	21,647	650
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	20,314	24,980
Additions to property, plant, and equipment in accounts payable	1,739	7,639
Non-cash financing activities
Carrying value of shareholder loan exchanged for revenue bonds payable to related parties	44,386	—
Initial fair value of warrant liability issued to satisfy shareholder loan prepayment penalty	3,983	—
PIK interest on related party note payable	1,938	422
Reconciliation of cash, cash equivalents reported in the consolidated balance sheet
Cash and cash equivalents	$10,895	$28,885
Restricted cash and cash equivalents - current	2,880	36,098
Restricted cash and cash equivalents - non-current	9,680	151,345
Total cash, cash equivalents and restricted cash	$23,455	$216,328

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

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$10,895	$73,411
Debt securities available for sale	—	48,226

Restricted cash (current and non-current)	$12,560	$229,103

Working capital	$(15,710)	$107,035
Accumulated deficit	$(478,059)	$(344,240)

	For the six months ended
	June 30, 2024	June 30, 2023
Net loss	$(133,819)	$(81,210)

As of June 30, 2024, PCT had $10.9 million of Cash and cash equivalents, and $12.6 million of Restricted cash. PCT also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on September 30, 2025.

PCT sold an immaterial amount of resin through the first six months of 2024 but has not yet reached meaningful production volumes and on-spec product. PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with continuous operations of the pelletizing system for finished product. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“co-product 2” or “CP2”), which impacts the ability to run higher volumes and produce consistent, high quality UPR resin. PCT believes it has identified multiple potential solutions that are expected to improve the ability to recover and remove CP2, as well as increase operational reliability. While these mechanical issues are not uncommon for first-of-its kind manufacturing facilities, the downtime needed to correct these issues is delaying the Ironton Facility from reaching consistent sustainable production rates. In addition to pursuing solutions for CP2 removal, the Company is also evaluating processes that blend its resin with either post-industrial recycled material or virgin polypropylene, which is expected to improve product consistency and enhance the product delivery to customers.

As of June 30, 2024, and through the twelve months from the date of filing, PCT anticipates additional capital investment in the Ironton Facility of approximately $5.0 to $8.0 million. PCT also has other capital commitments of approximately $46.5 million related to long-lead equipment and pre-construction work for the Augusta Facility and for future Feed PreP and purification facilities, both in the U.S. and internationally. Moreover, there are interest and principal payments of at least $55.0 million, as well as other ongoing monthly costs associated with managing the Company and possible draws on the Revolving Credit Facility.

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

In an effort to alleviate these conditions, PCT is currently performing certain operational enhancements that are expected to correct the production issues with the Ironton Facility. Further, on March 5, 2024, PCT LLC purchased 99% of the outstanding Bonds (as defined below). On May 7, 2024, PCT LLC executed a bond purchase agreement whereby Pure Plastic LLC ("Pure Plastic"), a Delaware limited liability company, purchased approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC. See Note 3 - Notes Payable and Debt Instruments for further information. The remaining purchased Bonds are held in an account with PCT LLC. PCT intends to, and has the ability to, re-market some or all of these remaining Bonds based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility. After considering management’s plans to mitigate these conditions, including operational progress and re-marketing of the Bonds, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2024. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Company's 2023 Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results that may be expected for a full year.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the three and six months ended June 30, 2024 and 2023. Specifically, the Company reclassified certain expenses between Operating costs, Research and development, and Selling, general, and administrative to more accurately reflect the activities of the business. Total operating costs and expenses did not change for prior years.

Immaterial Corrections Related to Prior Periods

We have identified an immaterial correction to certain 2023 quarters related to depreciation expense associated with the Ironton Facility assets (Machinery and equipment) placed in service during the period presented herein. We evaluated the effect of this correction on the interim condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections, ASC 250-10-S99- 1, Assessing Materiality, and ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We have concluded that the 2023 prior periods are not materially misstated. Accordingly, we have reflected the 2023 prior period impacts and associated revisions for these periods presented herein.

The revision increased property, plant and equipment, net and decreased depreciation expense by $1.2 million for the three and six months ended June 30, 2023 and increased basic and diluted EPS by $0.01 and $0.01, respectively, for the three and six months ended June 30, 2023 compared to what was presented in previous quarterly filings.

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Inventory

Production inventories are valued at the lower of cost or net realizable value and include raw materials, work-in-process, and finished goods inventory. The Company’s inventories are valued under the average cost method. As the Company has not generated material sales and is in the early stages of operations, net realizable value is being estimated based on anticipated selling prices, and the Company has not yet begun applying full absorption costing.

The Company records spare parts for plant maintenance as a current asset and expenses them when utilized. The Company has recorded $2.5 million and $1.6 million for spare parts inventory within Prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal year 2024 and interim periods beginning in the first quarter of fiscal year 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS

The Company’s debt balances, including related party debt, consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
CSC Equipment Financing Payable, currently bearing interest at a monthly charge of 3.1% of the outstanding balance financed; 36 month term expected to commence July 1, 2026, bearing interest at 7.25% (based on lease rate factor indexed to WSJ Prime Rate)	19,747	19,747
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031 maturing 2042	2,800	249,550
Other Debt	3,932	1,762
	276,479	521,059
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(25,937)	(44,203)
Less: Current portion	(3,932)	(9,148)
Long-term debt, less current portion	$246,610	$467,708

Related Party Debt

Revenue Bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and begin December 2024 fully maturing December 2042	93,835	—
Pure Plastic Note Payable, interest at applicable rate plus margin, as defined (12.9% and 13.0% as of June 30, 2024 and December 31, 2023, respectively)	—	43,125
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(30,076)	(3,429)
Less: Current portion	(1,040)	—
Related party debt	$62,719	$39,696

Sylebra Line of Credit, $200.0M borrowing capacity remaining, interest at applicable rate plus margin, as defined; maturing September 2025	$—	$—

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

•
elimination of quarterly operating statements and monthly reconciliation statements;
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

The Purchaser purchased 99% of the outstanding Bonds with $74.5 million of unrestricted cash and $184.6 million of restricted cash. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly-owned subsidiary of the Purchaser. PCT intends to, and has the ability to, re-market some or all of these Bonds based on the need for additional liquidity. Of the $259.1 million paid for the purchase, $5.9 million represented payment of accrued and unpaid interest prior to the Closing Date and $253.2 million was allocated to the outstanding carrying value at the Closing Date of $232.0 million. A $21.2 million loss on

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

extinguishment of the Bonds was recognized in the condensed consolidated statement of comprehensive loss for the six months ended June 30, 2024.

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

Revenue Bonds Issued to Related Party

On May 7, 2024, PCT LLC and Pure Plastic executed a bond purchase agreement (as subsequently amended and restated to reflect the appropriate denomination of bonds, the “Amended and Restated Bond Purchase Agreement”), whereby Pure Plastic purchased approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC (the “Related Party Bonds”), including (i) a portion of the Series 2020A Bonds, (ii) all of the Series 2020B Bonds, and (iii) all of the Series 2020C Bonds, at a purchase price of $800 per $1,000 principal amount of the Related Party Bonds. Affiliates of Pure Plastic are greater than 5% beneficial owners of the Company.

On May 10, 2024, Pure Plastic executed a Payoff and Release Letter (the “Payoff and Release Letter”), which memorialized the exchange of the Company’s obligations under the $40 million term loan provided to the Company pursuant to the Term Loan Credit Agreement (as defined below). The Company was also required to pay a 12% prepayment premium on the outstanding principal and interest paid in order to prepay the Term Loan Facility (the “Prepayment Premium”), plus certain expenses. The Company issued warrants (“Series B Warrants”) to Pure Plastic pursuant to the Series B Warrant Agreement to satisfy the Prepayment Premium (the “Series B Warrant Agreement”). Refer to Note 5 – Warrants for further discussion.

On May 28, 2024, PCT LLC and Pure Plastic executed the First Amendment to Amended and Restated Bond Purchase Agreement (“First Amendment”) whereby Exhibit A to the Amended and Restated Bond Purchase Agreement was replaced with Exhibit A-3 to the First Amendment to facilitate the transfer by the Depository Trust Company of certain of the Related Party Bonds. The total amount of the Related Party Bonds and the cash due from Pure Plastic to PCT LLC remains the same. Except as summarized above and as set forth in the First Amendment, PCT LLC and Pure Plastic each acknowledged and reaffirmed the terms of the Amended and Restated Bond Purchase Agreement in the First Amendment.

On June 14, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco LLC, a Delaware limited liability company and affiliate of PCO (the pledgor under the Equity Pledge and Security Agreement (as defined in the Fifth Supplemental Indenture)) and the Trustee entered into the Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) which amended certain provisions of the Indenture including (a) redefining “Majority Holders” to be the Holders of seventy-five percent (75%) in aggregate principal amount of the Senior Bonds then Outstanding, or if no

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Senior Bonds are then Outstanding, the Holders of seventy-five percent (75%) in aggregate principal amount of Bonds then Outstanding, and (b) amending the lead paragraph of Section 10.02(a) of the Indenture by raising the threshold for consenting to and approving the execution by the Issuer and the Trustee of Supplemental Indentures from “Holders of not less than a majority in aggregate principal amount of the Outstanding Senior Bonds” to “Holders of not less than 75% in aggregate principal amount of the Outstanding Senior Bonds” with the limited exceptions therein stated.

The issuance of the Related Party Bonds and retirement of the Term Loan Facility with Pure Plastic was accounted for as a debt modification. The principal issued for the Related Party Bonds amounted to $94.3 million, with $29.8 million of discount and $1.5 million of issuance costs recorded as a reduction of the debt carrying value on the date of the transaction (including retention of $1.5 million of discount and $1.5 million of issuance cost remaining on the Term Loan Facility as of the transaction date, as well as discount of $6.8 million related to the value of the Series B Warrants issued in satisfaction of the Prepayment Premium). The carrying value of the Related Party Bonds is recorded within Related party bonds payable in the condensed consolidated balance sheet. As of June 30, 2024, the fair value of the Related Party Bonds was $76.7 million. This was a level 3 measurement in the fair value hierarchy as it was derived using significant unobservable inputs.

Sylebra Credit Facility

On March 15, 2023, PCT entered into the $150.0 million Revolving Credit Facility pursuant to a credit agreement (the "Revolving Credit Agreement") dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PCT LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.

On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Revolving Credit Agreement with PCT, the Guarantors, the Lenders, and the Administrative Agent and Security Agent.

In conjunction with PCT LLC’s sale of approximately $94.3 million of Related Party Bonds, on May 10, 2024, the Company, the Guarantors, the Administrative Agent, the Security Agent and the Lenders executed a Limited Consent and Fifth Amendment to the Credit Agreement (“Limited Consent and Fifth Amendment to Credit Agreement”) to permit the Disposition of Bonds (as defined therein), as well as to provide certain administrative revisions to eliminate the Intercreditor Agreement (as defined therein) and references to the Term Loan Credit Agreement.

The Pure Plastic Term Loan Facility

On May 8, 2023, the Company entered into a $40.0 million term loan facility pursuant to the Term Loan Credit Agreement ("Term Loan Credit Agreement") dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025 (the “Term Loan Facility”). The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company.

On March 1, 2024, PCT increased the amount available to the Company under the Term Loan Credit Agreement's permitted indebtedness covenant basket for the Revolving Credit Facility from $150.0 million to $200.0 million and obtained a carve out to permit the Company to purchase the Revenue Bonds. Each of PureCycle Technologies Holdings Corp. and PCT LLC are subsidiaries of the Company.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On May 10, 2024, Pure Plastic executed the Payoff and Release Letter, which memorialized the exchange of the Company’s obligations under the Term Loan Credit Agreement. Refer to "Revenue Bonds Issued to Related Party" section above for further discussion.

Green Convertible Notes

On August 21, 2023, the Company priced its private offering of $215.0 million in aggregate principal amount of 7.25% Green Convertible Senior Notes due 2030 (the “Initial Notes”). On August 22, 2023, the initial purchaser in such offering exercised its option to purchase an additional $35.0 million in aggregate principal amount of the 7.25% Green Convertible Senior Notes due 2030 (together with the “Initial Notes”, the “Notes”), bringing the total aggregate principal amount of the Notes to $250.0 million. Entities affiliated with a greater than 5% beneficial owner of the Company purchased $50.0 million aggregate principal amount at maturity of the Notes. As of June 30, 2024, the fair value of the Green Convertible Notes was $150.4 million. This was a level 2 measurement in the fair value hierarchy as it was derived primarily using observable inputs for similar instruments.

Principal repayments due on Long-term debt and Related party note payable over the next five years are as follows (in thousands):

Years ending December 31,	Long-term debt	Related party debt
2024 (July through December)	$1,905	$505
2025	240	10,355
2026	3,001	7,570
2027	6,338	25,105
2028	6,813	7,710
2029	3,595	8,220
Thereafter	252,800	34,370
	$274,692	$93,835
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(25,937)	(30,076)
Less: Current Portion	(2,145)	(1,040)
Total	$246,610	$62,719

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

As of June 30, 2024, approximately 21.9 million shares of common stock are currently authorized for issuance under the Plan, of which approximately 12.5 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the performance goals applicable to the issued Plan awards).

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

A summary of restricted stock activity for the six months ended June 30, 2024 is as follows (in thousands except per share data):

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2023	2,847	$9.31	2.3
Granted	1,358	5.73
Vested	(579)	6.63
Forfeited	(96)	6.44
Non-vested at June 30, 2024	3,530	$8.45	2.4

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

The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	June 30, 2024	June 30, 2023
Expected annual dividend yield	0.0%	0.0%
Expected volatility	88.5%	77.3%
Risk-free rate of return	4.3%	3.5%
Expected option term (years)	6.5	6.5

The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Company’s closing stock price on the grant date.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of stock option activity for the six months ended June 30, 2024 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2023	983	$20.17	5.4
Granted	355	5.73	10.0
Exercised	(16)	5.72	—
Forfeited	(7)	5.72	—
Balance, June 30, 2024	1,315	$16.53	6.1
Exercisable	613

Weighted average grant date fair values	4.45

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

The Company issued 0.4 million PSUs for the six months ended June 30, 2024. As of June 30, 2024, the performance-based provision has not been achieved for any of the outstanding performance-based awards.

The Company recognizes compensation expense for the Performance PSUs equal to the fair value of the equity-based compensation awards and on a straight-line basis over the vesting period of such awards as the Company has concluded the performance condition is probable to be met. The fair value of the awards is equal to the fair value of the Company’s common stock at the date of grant.

A summary of the PSU activity for the six months ended June 30, 2024 is as follows (in thousands except per share data):

	Number of PSUs	Weighted average grant date fair value	Weighted average remaining recognition period
Balance, December 31, 2023	1,246	$8.85	1.7
Granted	362	5.89
Vested	—	—
Forfeited	(210)	17.31
Balance, June 30, 2024	1,398	$6.79	1.7

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss. Equity-based compensation expense for the three and six months ended June 30, 2024 and 2023 is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total equity-based compensation for RSUs	$2,650	$3,252	$5,214	$5,284
Total equity-based compensation for PSUs	178	230	127	(38)
Total equity-based compensation for stock options	244	156	413	170
	$3,072	$3,638	$5,754	$5,416

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

A summary of the RTI warrant activity for six months ended June 30, 2024 is as follows (in thousands, except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	971	$5.56	$0.03	1.0
Granted	—			—
Exercised	—			—
Outstanding at June 30, 2024	971	$5.56	$0.03	0.5
Exercisable	971

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

There were approximately 5.7 million public warrants and 0.2 million private placement warrants outstanding at June 30, 2024 and 2023. Refer to Note 9 - Fair Value of Financial Instruments for further information.

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

As of June 30, 2024, there were approximately 17.9 million Series A Warrants outstanding. Refer to Note 9 – Fair Value of Financial Instruments for further information.

Series B Warrants

On May 10, 2024, pursuant to the Series B Warrant Agreement, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3,064,081 shares of common stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share any time after November 6, 2024 (the “Series B Initial Exercise Date”), provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire on December 1, 2030.

At any time following January 1, 2028, the Company may redeem the outstanding Series B Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period commencing after the Series B Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the Series B Warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.

The Series B Warrant Agreement provides for a Black-Scholes Value in the event of Fundamental Transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series B Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company will classify the Series B Warrants as a liability pursuant to ASC 815.

As of June 30, 2024, there were approximately 3.1 million Series B Warrants outstanding. Refer to Note 9 – Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Warrant expense (benefit) recognized for each period is presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RTI warrants	$(757)	$2,621	$340	$2,563
Private placement warrants	(80)	299	88	371
Series A warrants	(4,822)	23,393	7,857	28,214
Series B warrants	1,348	—	1,348	—
Change in fair value of warrants	$(4,311)	$26,313	$9,633	$31,148

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

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common shareholders	$(48,212)	$(55,368)	$(133,819)	$(81,210)
Denominator:
Weighted average common shares outstanding, basic and diluted	164,691	163,739	164,524	163,664
Net loss per share attributable to common stockholder, basic and diluted	$(0.29)	$(0.34)	$(0.81)	$(0.50)

Certain outstanding common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. A summary of those outstanding common share equivalents is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Anti-dilutive awards
Warrants, outstanding not exercised	27,811	24,747	27,811	24,747
Stock options, outstanding not exercised	1,315	1,072	1,315	1,072
RSU, non-vested	3,505	3,489	3,505	3,489
PSU, non-vested	1,398	1,471	1,398	1,471
Contingently - issuable shares related to the earnout	2,000	4,000	2,000	4,000
Shares issuable upon conversion of Green Convertible Notes	16,869	—	16,869	—

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates (in thousands):

	June 30, 2024
	Cost	Accumulated Depreciation	Net Book Value
Building	$81,703	$3,745	$77,958
Machinery and equipment	360,720	35,084	325,636
Leasehold Improvements	3,028	1,779	1,249
Fixtures and Furnishings	736	230	506
Land improvements	150	37	113
Land	1,150	—	1,150
Construction in process	239,399	—	239,399
Total property, plant and equipment	$686,886	$40,875	$646,011

	December 31, 2023
	Cost	Accumulated Depreciation	Net Book Value
Building	$81,593	$2,440	$79,153
Machinery and equipment	349,796	20,415	329,381
Leasehold Improvements	2,972	1,447	1,525
Fixtures and Furnishings	711	177	534
Land improvements	150	32	118
Land	1,150	—	1,150
Construction in process	226,885	—	226,885
Total property, plant and equipment	$663,257	$24,511	$638,746

Depreciation expense is recorded in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating costs	$6,233	$1,895	$14,555	$2,283
Research and development expense	765	750	1,525	1,499
Selling, general, and administrative expense	169	159	343	316
Total depreciation expense	$7,167	$2,804	$16,423	$4,098

NOTE 8 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended June 30, 2024 and 2023, the Company has reported tax expense of $0 and $0, respectively.

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

Assets and liabilities measured and recorded at Fair Value on a recurring basis

As of June 30, 2024 and December 31, 2023, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$7,461	$—	$—	$7,461	$36,277	$35,215	$—	$71,492
Restricted cash equivalents - current	2,880	—	—	2,880	25,692	—	—	25,692
Restricted cash equivalents - noncurrent	9,680	—	—	9,680	203,411	—	—	203,411
Investments:
Commercial paper, available for sale	—	—	—	—	—	46,049	—	46,049
US Treasury Notes	—	—	—	—	2,177	—	—	2,177
Total investments	$—	$—	$—	$—	$2,177	$46,049	$—	$48,226

Liabilities
Warrant liability:
RTI warrants	—	—	1,777	1,777	—	—	1,437	1,437
Private warrants	—	—	353	353	—	—	265	265
Series A warrants	—	28,214	—	28,214	—	20,357	—	20,357
Series B warrants	—	—	8,150	8,150	—	—	—	—
Total warrant liability	$—	$28,214	$10,280	$38,494	$—	$20,357	$1,702	$22,059

For the instruments classified as level 3 (discussed further below), significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. However, since each of instruments classified as level 3 are being valued using similar inputs, a significant change that would impact expected volatility or the market price of PCT's common stock could result in a material change to the total

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

combined value of these instruments. An increase in one or both of these inputs would result in a higher assessed value for each instrument.

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	June 30, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	92.0%	100.2%
Risk-free rate of return	4.8%	4.1%
Expected option term (years)	1.7	2.2

The expected term of the warrants granted is determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the private warrants. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Black-Scholes calculation.

The aggregate values of the private warrants were $0.4 million and $0.3 million on June 30, 2024 and December 31, 2023, respectively.

A summary of the private warrants activity from December 31, 2023 to June 30, 2024 is as follows (in thousands):

Fair value (Level 3)
Balance, December 31, 2023	$265
Change in fair value	88
Balance, June 30, 2024	$353

Refer to Note 5 – Warrants for further information.

Measurement of the RTI warrants

The Company has determined the RTI Warrants to be a Level 3 fair value measurement and has remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

	June 30, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	99.9%	118.1%
Risk-free rate of return	5.3%	4.7%
Expected option term (years)	0.5	1.0

The expected term of the warrants granted is determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is calculated based on the specific volatility of PCT’s publicly-traded common stock. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

dividends. The fair value of the underlying Company shares was determined using the Binomial Tree model calculation.

The Company has an option to repurchase the warrants at any time. The maximum fair value of the warrants is limited by the fair value of the repurchase option, which cannot exceed $15.0 million.

Changes in Level 3 liabilities measured at fair value from December 31, 2023 to June 30, 2024 are as follows (in thousands):

Fair value (Level 3)
Balance, December 31, 2023	$1,437
Change in fair value	340
Balance, June 30, 2024	$1,777

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

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	June 30, 2024	May 10, 2024
Expected annual dividend yield	—%	—%
Expected volatility	92.0%	99.3%
Risk-free rate of return	4.3%	4.5%
Expected option term (years)	6.4	6.6

The expected term of the warrants granted is determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the valuation date. The expected volatility is based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the Series B Warrants. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Monte Carlo simulation.

Changes in Level 3 liabilities measured at fair value from May 10, 2024 to June 30, 2024 are as follows (in thousands):

Fair value (Level 3)
Balance, May 10, 2024 (Initial recognition date)	$6,802
Change in fair value	1,348
Balance, June 30, 2024	$8,150

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

The Company did not hold any available-for-sale investments as of June 30, 2024. The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$46,069	$—	$(20)	$46,049
Corporate Bonds	2,175	2	—	2,177
Municipal Bonds	—	—	—	—
Total	$48,244	$2	$(20)	$48,226

The following table represents the Company’s available-for-sale investments by contractual maturity as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$48,244	$48,226
Due after one year through five years	—	—	—	—
Total	$—	$—	$48,244	$48,226

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2024 and 2023, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Financial Assurance

On March 14, 2024, PCT renewed a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). Effective July 1, 2024, the amount was increased from $25.0 million to $45.9 million.

These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because PCT currently has no liability for these financial assurance instruments, they are not reflected in its consolidated balance sheets.

Legal Proceedings

PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of June 30, 2024.

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

On April 2, 2024, the Company reached a tentative settlement of the Consolidated Theodore Lawsuit (the “Securities Settlement”), which was memorialized in a Stipulation of Settlement dated May 6, 2024. Under the terms of the Securities Settlement, all known and unknown claims shall be settled for $12 million in exchange for a complete release of the Company and the individually named defendants in each of the referenced matters. The Securities Settlement shall be funded by the remainder of the Company’s self-insured retention under its directors and officers liability insurance policies applicable to the claims (“D&O Insurance”) and contributions by various carriers comprising part of the D&O Insurance tower available to the Company and defendants. The Securities Settlement is subject to court approval.

On September 29, 2023, Jay Southgate, a purported shareholder, filed a complaint in the U.S. District Court for the Southern District of New York against PCT, and certain senior members of management (“Individual Southgate Defendants”), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act (the "Southgate Lawsuit"). The complaints generally allege that the applicable defendants made false and/or

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

misleading statements in press releases and public filings between August 8, 2023 and September 13, 2023, regarding the status of commissioning activities at the Ironton Facility, and specifically the impact of a power outage at the Ironton Facility in August 2023 and subsequent seal system failure in September 2023. Purported shareholders filed motions to be appointed lead plaintiff in the action, and on February 20, 2024, the Court appointed James Smith as Lead Plaintiff and Glancy Prongay & Murray LLP as Lead Counsel.

On April 5, 2024, plaintiffs in the Southgate matter filed an amended complaint (“Amended Southgate Complaint”), in which the plaintiffs allege the Company and the Individual Southgate Defendants violated Section 10(b) and Section 20(a) of the Exchange Act. The Amended Southgate Complaint alleges that beginning in April 2023 through December 2023, the Company and the Individual Southgate Defendants made misleading and inaccurate statements and omissions regarding the operations at the Ironton Facility, PCT’s ability to meet certain milestones and alleged issues with certain third-party contractors. On May 6, 2024, the Company and the Individual Southgate Defendants filed a motion to dismiss the Southgate complaint. On June 5, 2024, plaintiffs filed their brief in opposition to the Company and Individual Southgate Defendants motion to dismiss. On June 5, 2024, the Company and the Individual Southgate PCT Defendants filed a reply to the plaintiffs' brief.

PCT, the PCT Defendants and the Individual Southgate Defendants intend to vigorously defend against the

Amended Southgate Complaint. Given the stage of the litigation, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may arise from the Southgate Lawsuit.

Han, Ayers, and Brunson Derivative Litigation

On November 3, 2021, Byung-Gook Han, a purported PCT shareholder, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action in the United States District Court for the District of Delaware (Byung-Gook Han v. Otworth et. al., Case No. 1:21-cv-01569-UNA) against certain senior members of PCT’s management, PCT’s directors and Byron Roth, who was subsequently dismissed (collectively, the “Individual Han Defendants”), alleging violations of Section 20(a) of the Exchange Act and breaches of fiduciary duties and bringing claims for unjust enrichment and waste of corporate assets (“Han Derivative Lawsuit"). On January 19, 2022, the court granted the parties’ joint stipulation to stay the Han Derivative Lawsuit and administratively closed the matter pending the disposition of the motions to dismiss the Consolidated Theodore Lawsuit.

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

On March 17, 2022, the court granted the parties’ joint stipulation to stay the Ayers Derivative Lawsuit and administratively closed the matter pending the disposition of the motions to dismiss the Consolidated Theodore Lawsuit.

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Derivative Litigation, Lead Case No. 21-1569-RGA (D. Del.) (“Consolidated Derivative Litigation”). In light of the Motion for Reconsideration in the Consolidated Theodore Lawsuit, the Derivative Plaintiffs, PCT, and Individual Derivative Defendants filed a joint stipulation to continue the stay of the Consolidated Derivative Litigation until thirty days after the court in the Class Action rules on the Motion for Reconsideration. The Motion for Reconsideration in the Consolidated Theodore Lawsuit remains pending.

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

On March 29, 2024, John Brunson, a purported PCT shareholder, and on behalf of whom the February 2023 Delaware 220 demand referenced below was issued to the Company, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action under seal in the Court of Chancery in the State of Delaware, captioned John Brunson v. Otworth et. al., against certain members of PCT’s management, PCT’s directors and others (collectively, the “Individual Brunson Defendants”), alleging breaches of fiduciary duties, aiding and abetting breaches of fiduciary duty, corporate waste, and unjust enrichment (“Brunson Derivative Lawsuit"). The Brunson Derivative Lawsuit generally contains similar allegations as contained in Consolidated Derivative Amended Derivative Complaint, as well as allegations regarding undisclosed operational risks, production issues and delays, persistent failure to remediate known material deficiencies, including inadequate staffing, lack of segregation of duties, unfamiliarity with financial reporting requirements, and lack of accounting resources, leading to revisions of prior financial statements. The Brunson Derivative Lawsuit also references two reports by Bleeker Street Research in November 2023 which alleged that the Company had misled investors about the launch of the Ironton Facility, and would not meet its production targets. Plaintiffs also point to and discuss the Theodore Securities Class Action and the Southgate Amended Complaint and allege that PCT is exposed to liability in those cases. The Brunson Derivative Lawsuit seeks unspecified monetary damages, declaratory relief, unspecified disgorgement and restitution from the Individual Brunson Defendants, and costs and fees associated with bringing the action.

On May 7, 2024, the Company entered into a memorandum of understanding agreement to settle the Ayers Derivative Lawsuit, the Brunson Derivative Lawsuit and certain shareholder demand letters described below under the heading Other Matters (the “Settling Demand Letters”), including demands under Delaware Code Section 220 and/or investigation demands (the “Derivative Settlement”). On July 17, 2024, the parties executed a Stipulation of Settlement. Under the proposed terms of the Stipulation in the Derivative Settlement, all claims shall be settled in exchange for certain corporate therapeutics and a monetary component of $3 million, out of which plaintiffs’ counsel intend to seek up to $1.75 million in attorneys’ fees (as approved by the Court), in exchange for a complete release of all claims, known or unknown, that have been or could have been asserted in the Ayers Derivative Lawsuit, the Brunson Lawsuit, the Settling Demand Letters, or in any other forum by any current PureCycle stockholders derivatively on behalf of PureCycle. Carriers comprising part of the D&O insurance tower will contribute $3 million of applicable policy limits to fund the monetary component of the Derivative Settlement. The Derivative Settlement, including the amount of attorneys’ fees awarded, is subject to final documentation and court approval. In the future, PCT may become party to additional legal matters and claims arising in the ordinary course of business. While PCT is unable to predict the outcome of the above or future matters, it does not believe, based upon currently available

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial position, results of operations, or cash flows.

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

On March 8, 2024, ISC Constructors, a DB subcontractor, filed an action in equity for unjust enrichment against PCO in Lawrence Co. Ohio Case # 240C000171. The lawsuit alleges $526,007.48 in unpaid invoices and retainage. An arbitration claim for breach of contract, for the same amount, was filed by ISC Constructors in the AAA against DB. That arbitration action has been consolidated with the AAA arbitration between PCO and DB listed above. Recently PCO moved to stay the ISC lawsuit and consolidate it with the DB lawsuit which is currently stayed.

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On October 6, 2023 and October 27, 2023, the Company received two additional books and records demands pursuant to Section 220 of the Delaware General Corporation Law, from two purported stockholders of the Company, in connection with the stockholders’ investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. On February 5, 2024, and February 23, 2024, the Company received two additional demand letters demanding that the Company initiate legal action against its officers, directors, or members of senior management for their alleged breach of fiduciary duties and take remedial measures for damages from alleged unjust enrichment and corporate waste. Collectively, the February 3, 2023, October 6, 2023, October 27, 2023, February 5, 2024, and February 23, 2024 demand letters shall be referred to as the “Demand Letters”. The claims asserted in the Demand Letters are included as part of the Derivative Settlement.

On April 25, 2024, the Company received a litigation demand letter from a purported shareholder, Selim Piot, requesting that the Board take action against certain officers and directors. On May 6, 2024, Mr. Piot served a books and records demand and initiated a derivative action in the Chancery Court of Delaware captioned Piot v. Bouck, et al., No. 2024-0475-NAC (Del. Ch.). On May 21, 2024, Mr. Piot served another books and records demand. The claims asserted in Mr. Piot’s demand letters and derivative action are substantially similar to those asserted in the Ayers and Brunson Derivative Lawsuits and the Demand Letters. We are currently unable to predict the outcome of this matter.

NOTE 12 - LEASES

On May 14, 2024, the Company sublet the leased space that previously housed its corporate headquarters in Orlando, FL and will have no further involvement in that property. The Company recognized a $0.8 million impairment on the related right-of-use asset for the three and six months ended June 30, 2024, which is recorded in other expense in the condensed consolidated statements of comprehensive loss.

NOTE 13 - SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated interim financial statements for the period ended June 30, 2024, management has evaluated events through August 8, 2024 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:

On July 12, 2024, PCT entered into an equipment financing arrangement with Varilease Finance, Inc. ("VFI") pursuant to a master lease agreement dated June 24, 2024, and received progress funding of $6.5 million on July 19, 2024. PCT anticipates an additional $3.8 million to be funded under this arrangement, pending completion of certain requirements. The Company will begin making accumulated rent payments on September 1, 2024, until the related equipment is placed in service, at which point the 24-month rental term will commence.

On August 7, 2024, PCT LLC, Pure Plastic, and several other parties reached agreement on terms whereby certain purchasers would purchase approximately $22.5 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $800 per $1,000 principal amount (the “August Purchased Bonds”) under a Bond Purchase Agreement. The purchase of the August Purchased Bonds is expected to be completed and funds received by PCT LLC on or about August 9, 2024.

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

The Ironton Facility

PCT commenced commissioning activities at its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), in April 2023, achieved mechanical completion of the plant and commenced pellet production from post-industrial and post-consumer materials later in 2023. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit (the “FEU”), which became operational in 2019, and the Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds/year when fully operational. PCT sold an immaterial amount of resin through the first six months of 2024 but has not yet reached meaningful volumes and on-spec product. PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with continuous operations of the pelletizing system for finished product. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“co-product 2” or “CP2”), which impacts the ability to run higher volumes

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

and produce consistent, high quality UPR resin. PCT believes it has identified multiple potential solutions that are expected to improve the ability to recover and remove CP2, as well as increase operational reliability. While these mechanical issues are not uncommon for first-of-its kind manufacturing facilities, the downtime needed to correct these issues is delaying the Ironton Facility from reaching consistent sustainable production rates. In addition to pursuing solutions for CP2 removal, the Company is also evaluating processes that blend its resin with either post-industrial recycled material or virgin polypropylene, which is expected to improve product consistency and enhance the product delivery to customers.

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

On June 30, 2023, PCT and the AEDA executed an Economic Development Agreement (“EDA”) related to the Company’s plans to construct the Augusta Facility. Pursuant to the EDA, PCT expects to receive certain property tax abatement benefits as well as certain other incentives, including site infrastructure development assistance (“Incentive Benefits”). In order to receive the Incentive Benefits under Phase One (as defined below) of the Augusta Project, PCT will be obligated to create 82 full-time jobs with investments of at least $440 million no later than December 31, 2026. Through June 30, 2024, PCT has invested approximately $91.9 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments. If PCT elects to activate the second phase of the Augusta Project, PCT will be required to create an additional 25 full-time jobs and investments of $295 million no later than December 31, 2028. To the extent PCT fails to achieve an average of 80% of the jobs and investment commitments in any year over the 20-years of each phase, PCT will be required to make a repayment to the AEDA of a pro rata portion of the total value of the Incentive Benefits received by PCT in such year.

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

first phase of the Augusta Project during 2024 or risk losing certain future Incentive Benefits. While the Company believes it has satisfied the contractual obligations regarding financing and construction of Phase One to date, the AEDA believes that it could seek to terminate the lease if PCT does not demonstrate further progress on Phase One. Market conditions remain challenging and have created uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility. As a result, PCT is currently pursuing various structures for project financing of the Augusta Facility. While PCT remains confident in its ability to finance the Augusta Facility, it is limiting its expenses and adjusting its timeline in light of this uncertainty. If PCT is unable to raise additional debt or equity, when desired, or on terms favorable to PCT, PCT’s business, financial condition, and results of operations would be adversely affected.

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

On September 6, 2022, PCT received two separate notifications from the FDA with respect to the following two feedstock sources:

(i) Food grade post-industrial recycled feedstocks: an FDA opinion letter approving Conditions of Use A – H and

(ii) Food-grade post-consumer recycled feedstock from stadiums: an FDA LNO for Conditions of Use E – G.

On June 11, 2024, the Company received an additional LNO from the FDA, which expands upon the previous LNO and allows use of PCT's UPR resin (to the extent made from food grade post-consumer recycled material) in contact with all food types under FDA's Conditions of Use A through H. This expansion provides PCT with the same Conditions of Use for its UPR resin as virgin polypropylene, which span from frozen food storage to microwaveable packaging.

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

Components of Results of Operations

Revenue

PCT generated an immaterial amount of revenue through the first six months of 2024 but has not yet reached (i) significant continuous operational volumes at the Ironton Facility or (ii) significant revenue generation.

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

Results of Operations

Comparison of three and six months ended June 30, 2024 and 2023

The following table summarizes our operating results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
(in thousands, except %)	2024	2023	Change	Change	2024	2023	Change	Change
Costs and expenses
Operating costs	$22,220	$11,612	$10,608	91%	$43,414	$18,984	$24,430	129%
Research and development	1,565	1,571	(6)	(0)%	3,396	3,325	71	2%
Selling, general and administrative	16,137	13,410	2,727	20%	32,094	26,105	5,989	23%
Total operating costs and expenses	39,922	26,593	13,329	50%	78,904	48,414	30,490	63%
Interest expense	12,055	4,027	8,028	199%	27,109	4,684	22,425	479%
Interest income	(514)	(1,578)	1,064	(67)%	(4,116)	(3,511)	(605)	17%
Change in fair value of warrants	(4,311)	26,313	(30,624)	(116)%	9,633	31,148	(21,515)	(69)%
Loss on debt extinguishment	—	—	—	100%	21,214	—	21,214	100%
Other expense	1,060	13	1,047	8,054%	1,075	475	600	126%
Net loss	$(48,212)	$(55,368)	$(7,156)	13%	$(133,819)	$(81,210)	$(52,609)	65%

Operating costs

The increase for the three and six month periods was primarily attributable to higher depreciation expense related to assets supporting operations of $4.3 million and $12.3 million, respectively, due primarily to placing the Ironton Facility assets in service in the second quarter of 2023 and increased operational site costs of $7.3 million and $11.6 million, respectively, related to operating the Ironton Facility.

Research and development expenses

Research and development expenses did not significantly change period over period.

Selling, general and administrative expenses

The increase for the three month period was principally attributable to $4.3 million higher legal and professional consulting fees primarily related to a legal settlement reached in the second quarter of 2024, partially offset by a $1.0 million lower bonus expense due to lower projected attainment against performance metrics. The increase for the six month period was principally attributable to $6.4 million higher legal and professional consulting fees primarily related to a legal settlement and the purchase of the Revenue Bonds, as well as higher insurance cost of $1.6 million, partially offset by $1.2 million lower employee and benefit costs and $0.7 million lower taxes and licenses cost.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Interest expense

The increase for the three and six month periods was attributable to additional financing incurred in the second and third quarters of 2023, including the closing of the $250.0 million of green convertible senior notes in August 2023, as well as ceasing capitalization of interest on the Revenue Bonds beginning in June 2023 as the plant is now in service.

Interest income

Interest income did not change significantly for the six months ended June 30, 2024 compared to 2023. The decrease for the period over prior year was primarily due to liquidation of the Company's available-for-sale investment portfolio earlier in 2024.

Change in fair value of warrants

The decreased expense for the three and six month periods was attributable to the change in fair value of the Company’s liability-classified warrants, of which the primary drivers of the change in valuation related to changes in the underlying price of PCT’s common stock, as well as fluctuations in volatility and reduction in the warrant terms with the passage of time.

Loss on debt extinguishment

The amount reported in the first quarter of 2024 relates to the loss recorded on the purchase of the majority of the outstanding Revenue Bonds.

Other expense

The increased expense for the three and six month period was attributable to the $0.8 million impairment charge related to the operating right-of-use asset in the second quarter of 2024.

Liquidity and Capital Resources

During 2023 and through June 30, 2024, PCT commenced commercial operations and sold an immaterial amount of resin but has not yet reached significant continuous operational volumes. PCT’s ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of various debt instruments. The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. As of December 31, 2023, Restricted cash consisted primarily of certain amounts required for the Series 2020A Bonds and other initial construction commitments for the Augusta Facility. On March 5, 2024, a subsidiary of the Company purchased 99% of the outstanding Bonds which, among other things, released Restricted Cash to be used to purchase the Bonds. See “Management’s Discussion and

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Indebtedness – Revenue Bonds” for more information.

(in millions)	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$10.9	$73.4
Debt Securities Available for Sale	—	48.2

Ironton Facility Bond Reserves	$3.6	$210.6
Augusta Construction Escrow	2.6	14.4
Letters of Credit and Other Collateral	6.4	4.1
Restricted Cash (current and non-current)	$12.6	$229.1

Green Convertible Notes	$224.0	$220.7
Related Party Revenue Bonds	63.8	—
Equipment Financing Payable	21.9	21.6
Pure Plastic Related Party Note Payable	—	39.7
Revenue Bonds	2.8	234.6
Other Debt	1.8	—
Add: Discount and Issuance Costs	56.0	47.6
Gross Long-term Debt and Related Party Note Payable	$370.3	$564.2

As of June 30, 2024, PCT had $10.9 million of Cash and cash equivalents and $12.6 million of Restricted cash. PCT also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on September 30, 2025.

PCT sold an immaterial amount of resin through the first six months of 2024 but has not yet reached meaningful production volumes and on-spec product. PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with continuous operations of the pelletizing system for finished product. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“co-product 2” or “CP2”), which impacts the ability to run higher volumes and produce consistent, high quality UPR resin. PCT believes it has identified multiple potential solutions that are expected to improve the ability to recover and remove CP2, as well as increase operational reliability. While these mechanical issues are not uncommon for first-of-its kind manufacturing facilities, the downtime needed to correct these issues is delaying the Ironton Facility from reaching consistent sustainable production rates. In addition to pursuing solutions for CP2 removal, the Company is also evaluating processes that blend its resin with either post-industrial recycled material or virgin polypropylene, which is expected to improve product consistency and enhance the product delivery to customers.

As of June 30, 2024, and through the twelve months from the date of filing, PCT anticipates additional capital investment in the Ironton Facility of approximately $5.0 to $8.0 million. PCT also has other capital commitments of approximately $46.5 million related to long-lead equipment and pre-construction work for the Augusta Facility and for future Feed PreP and purification facilities, both in the U.S. and internationally. Moreover, there are interest and principal payments of at least $55.0 million, as well as other ongoing monthly costs associated with managing the Company and possible draws on the Revolving Credit Facility.

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

In an effort to alleviate these conditions, PCT is currently performing certain operational enhancements that are expected to correct the production issues with the Ironton Facility. Further, on March 5, 2024, PureCycle Technologies LLC ("PCT LLC") purchased 99% of the outstanding Bonds (as defined below). On May 7, 2024, PCT LLC executed a bond purchase agreement whereby Pure Plastic ("Pure Plastic"), a Delaware limited liability company, purchased approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC. See Revenue Bonds Issued to Related Party for further information. The remaining purchased Bonds are held in an account with PCT LLC. PCT intends to, and has the ability to, re-market some or all of these remaining Bonds based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility. After considering management’s plans to mitigate these conditions, including operational progress and re-marketing of the Bonds, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, and other challenges or unforeseen circumstances. As a low-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with our available unrestricted cash balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s common stock.

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

Cash Flows

A summary of our cash flows for the periods indicated is as follows:

	Six Months Ended June 30,
			$	%
(in thousands, except %)	2024	2023	Change	Change
Net cash used in operating activities	$(79,608)	$(40,424)	$(39,184)	97%
Net cash provided by investing activities	23,857	(24,868)	48,725	(196)%
Net cash used in financing activities	(223,308)	54,097	(277,405)	(513)%
Cash and cash equivalents, beginning of period	302,514	227,523	74,991	33%
Cash and cash equivalents, end of period	$23,455	$216,328	$(192,873)	(89)%

Cash Flows from Operating Activities

The $39.2 million increase in net cash used in operating activities for the six months ending June 30, 2024 compared to the same period in 2023 was primarily attributable to higher interest payments on debt of $21.0 million (including $8.6 million paid for the green convertible notes and $5.9 million in outstanding interest paid in connection with the purchase of the Revenue Bonds in March 2024), an increase in cash payments related to operating expenses of $18.6 million primarily driven by an increased operational site costs at the Ironton Facility as well as higher legal and professional consulting fees million primarily related to the payout of a legal settlement in the second quarter of 2024.

Cash Flows from Investing Activities

The $48.7 million increase in cash provided by investing activities for the six months ending June 30, 2024 compared to the same period in 2023 was attributable to $99.5 million lower capital expenditure payments, offset by $30.6 million higher investment purchases and $20.4 million lower maturities and sales of investments.

Cash Flows from Financing Activities

The $277.4 million increase in net cash used in financing activities for the six months ending June 30, 2024 compared to the same period in 2023 was primarily attributable to $253.2 million paid to purchase the outstanding Revenue Bonds and a decrease of $23.5 million in proceeds from debt.

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

All of the Bonds are Outstanding under the Indenture. PureCycle Technologies LLC, a Delaware limited liability company (the “Guarantor”), purchased $246.8 million in aggregate principal amount of Bonds Outstanding under the Indenture on March 5, 2024, of which $216.8 million in aggregate principal amount were Series 2020A Bonds, such that the Guarantor comprised the Majority Holders. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly-owned subsidiary of the Guarantor. PCT intends to, and has the ability to, re-market some or all of these Bonds based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds.

Revenue Bonds Issued to Related Party

On May 7, 2024, PCT LLC and Pure Plastic executed a bond purchase agreement (as subsequently amended and restated to reflect the appropriate denomination of bonds, the “Amended and Restated Bond Purchase Agreement”), whereby Pure Plastic purchased approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC (the “Related Party Bonds”), including (i) a portion of the Series 2020A Bonds, (ii) all of the Series 2020B Bonds, and (iii) all of the Series 2020C Bonds, at a purchase price of $800 per $1,000 principal amount of the Related Party Bonds. Affiliates of Pure Plastic are greater than 5% beneficial owners of the Company.

On May 10, 2024, Pure Plastic executed a Payoff and Release Letter (the “Payoff and Release Letter”), which memorialized the exchange of the Company’s obligations under the $40 million term loan provided to the Company pursuant to the Term Loan Credit Agreement (as defined below). The Company was also required to pay a 12% prepayment premium on the outstanding principal and interest paid in order to prepay the Term Loan Facility (the “Prepayment Premium”), plus certain expenses. The Company issued warrants (“Series B Warrants”) to Pure Plastic pursuant to the Series B Warrant Agreement to satisfy the Prepayment Premium (the “Series B Warrant Agreement”). Refer to Note 5 – Warrants for further discussion.

On May 28, 2024, PCT LLC and Pure Plastic executed the First Amendment to Amended and Restated Bond Purchase Agreement (“First Amendment”) whereby Exhibit A to the Amended and Restated Bond Purchase Agreement was replaced with Exhibit A-3 to the First Amendment to facilitate the transfer by the Depository Trust Company of certain of the Related Party Bonds. The total amount of the Related Party Bonds and the cash due from Pure Plastic to PCT LLC remains the same. Except as summarized above and as set forth in the First Amendment, PCT LLC and Pure Plastic each acknowledged and reaffirmed the terms of the Amended and Restated Bond Purchase Agreement in the First Amendment.

On June 14, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco LLC, a Delaware limited liability company and affiliate of PCO (the pledgor under the Equity Pledge and Security Agreement (as defined in the Fifth Supplemental Indenture) and the Trustee entered into the Fifth Supplemental Indenture (the “Fifth Supplemental

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Indenture”) which amended certain provisions of the Indenture including (a) redefining “Majority Holders” to be the Holders of seventy-five percent (75%) in aggregate principal amount of the Senior Bonds then Outstanding, or if no Senior Bonds are then Outstanding, the Holders of seventy-five percent (75%) in aggregate principal amount of Bonds then Outstanding, and (b) amending the lead paragraph of Section 10.02(a) of the Indenture by raising the threshold for consenting to and approving the execution by the Issuer and the Trustee of Supplemental Indentures from “Holders of not less than a majority in aggregate principal amount of the Outstanding Senior Bonds” to “Holders of not less than 75% in aggregate principal amount of the Outstanding Senior Bonds” with the limited exceptions therein stated.

See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information regarding the Related Party Bonds from the period covered by this Quarterly Report on Form 10-Q to the filing of this Quarterly Report on Form 10-Q.

Sylebra Credit Facility

On March 15, 2023, PCT entered into the $150.0 million Revolving Credit Facility pursuant to a Credit Agreement (as amended, the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PCT LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.

On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025, and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Revolving Credit Agreement.

In conjunction with PCT LLC’s sale of approximately $94.3 million of Related Party Bonds, on May 10, 2024, the Company, the Guarantors, the Administrative Agent, the Security Agent and the Lenders executed a Limited Consent and Fifth Amendment to the Credit Agreement (“Limited Consent and Fifth Amendment to Credit Agreement”) to permit the Disposition of Bonds (as defined therein), as well as to provide certain administrative revisions to eliminate the Intercreditor Agreement (as defined therein) and references to the Term Loan Credit Agreement.

The Pure Plastic Term Loan Facility

On May 8, 2023, the Company entered into a $40.0 million term loan facility pursuant to the Term Loan Credit Agreement ("Term Loan Credit Agreement") dated as of May 8, 2023, among the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025 (the “Term Loan Facility”). The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company.

On March 1, 2024, PCT increased the amount available to the Company under the Term Loan Credit Agreement's permitted indebtedness covenant basket for the Revolving Credit Facility from $150.0 million to $200.0 million and obtained a carve out to permit the Company to purchase the Revenue Bonds. Each of PureCycle Technologies Holdings Corp. and PCT LLC are subsidiaries of the Company.

On May 10, 2024, Pure Plastic executed the Payoff and Release Letter, which memorialized the exchange of the Company’s obligations under the Term Loan Credit Agreement. Refer to "Revenue Bonds Issued to Related Party" section above for further discussion.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Financial Assurance

On March 14, 2024, PCT renewed a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). Effective July 1, 2024, the amount was increased from $25.0 million to $45.9 million.

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

PureCycle Technologies, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks as of June 30, 2024 does not differ materially from that included in our most recent Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

PCT’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures in ensuring that the information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, PCT’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its common stock for the second quarter of 2024:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	1,284	$5.73	—	$—
May 1 to May 31	11,746	5.22	—	—
June 1 to June 30	727	5.24	—	—
Total	13,757	$5.27	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

Other Events

On August 7, 2024, PCT LLC, Pure Plastic, and several other parties reached agreement on terms whereby certain purchasers would purchase approximately $22.5 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $800 per $1,000 principal amount (the “August Purchased Bonds”) under a Bond Purchase Agreement. The purchase of the August Purchased Bonds is expected to be completed and funds received by PCT LLC on or about August 9, 2024.

The foregoing description of the Bond Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the “form of” Bond Purchase Agreement, which is attached hereto as Exhibit 10.7 and incorporated herein by reference.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies LLC. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

3.1

Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Declassify the Board of Directors (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Incorporate Certain Other Changes (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.4	Second Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

4.1	Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 13, 2024)

10.1

Bond Purchase Agreement, dated as of May 7, 2024, by and between Pure Plastic LLC as Purchaser and PureCycle Technologies LLC as Seller and Guarantor (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024)

10.2

Amended and Restated Bond Purchase Agreement, dated as of May 7, 2024, by and between Pure Plastic LLC as Purchaser and PureCycle Technologies LLC as Seller and Guarantor (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2024)

10.3

Payoff and Release Letter, dated May 10, 2024, by and among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies LLC and PureCycle Technologies Holdings Corp., as Guarantors, and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2024) †

10.4

Limited Consent and Fifth Amendment to Credit Agreement, dated as of May 10, 2024, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 13, 2024) †

10.5

First Amendment to Amended and Restated Bond Purchase Agreement, dated as of May 28, 2024, by and between Pure Plastic LLC as Purchaser and PureCycle Technologies LLC as Seller and Guarantor (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2024)

10.6

Fifth Supplemental Indenture, dated as of June 14, 2024, among the Southern Ohio Port Authority, as issuer, PureCycle: Ohio LLC, PureCycle Technologies LLC, PCTO Holdco LLC and UMB Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 14, 2024)

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

10.7	Form of Bond Purchase Agreement*

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2024*

31.2	Rule 13a – 14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended June 30, 2024*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2024*

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended June 30, 2024*

101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023.
(iii) Unaudited Condensed Consolidated Statements of Stockholders Equity for the Three and Six Months Ended June 30, 2024 and 2023.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023.
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

Date: August 8, 2024