Form 10-Q
period 2024-09-30
PureCycle Technologies, Inc.
filed 2024-11-15
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40234

PureCycle Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2293091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 North Orange Avenue, Suite 106

Orlando, Florida 32801

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

As of November 13, 2024, there were approximately 173,491,740 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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

PureCycle Technologies, Inc.

PART I - FINANCIAL INFORMATION — CONTINUED

•
PCT’s ability to complete the necessary funding with respect to, and complete the construction of its first U.S. multi-line facility, located in Augusta, Georgia (the “Augusta Facility”) and its first commercial-scale European plant located in Antwerp, Belgium, in a timely and cost-effective manner;
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

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
(in thousands)	September 30, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$83,673	$73,411
Debt securities available for sale	—	48,226
Restricted cash – current	241	25,692
Inventory	6,620	4,791
Prepaid expenses and other current assets	10,962	10,525
Total current assets	101,496	162,645
Restricted cash – non-current	9,739	203,411
Prepaid expenses and other non-current assets	4,835	4,772
Operating lease right-of-use assets	27,318	29,799
Property, plant and equipment, net	645,389	638,746
TOTAL ASSETS	$788,777	$1,039,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,333	$2,881
Accrued expenses	29,593	35,391
Accrued interest	5,427	8,190
Current portion of warrant liability	9,051	—
Current portion of long-term debt	10,839	9,148
Current portion of related party bonds payable	1,040	—
Total current liabilities	58,283	55,610
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	255,031	467,708
Related party bonds payable	74,427	—
Related party note payable	—	39,696
Warrant liability	104,392	22,059
Operating lease right-of-use liabilities	25,462	27,253
Preferred stock liability	15,270	—
Put option liability	7,333	—
Other non-current liabilities	2,163	1,811
TOTAL LIABILITIES	$547,361	$619,137

COMMITMENT AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common Stock - $0.001 par value, 450,000 shares authorized; 173,494 and 164,279 shares issued and outstanding as of September 30, 2024 and December 31, 2023	173	164
Preferred stock - $0.001 par value, 25,000 shares authorized; 50 and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	809,996	764,344
Accumulated other comprehensive income (loss)	(55)	(32)
Accumulated deficit	(568,698)	(344,240)
TOTAL STOCKHOLDERS' EQUITY	241,416	420,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$788,777	$1,039,373

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands except per share data)
Costs and expenses
Operating costs	$16,965	$17,053	$60,379	$36,037
Research and development	1,544	1,592	4,940	4,917
Selling, general and administrative	12,789	12,958	44,883	39,063
Total operating costs and expenses	31,298	31,603	110,202	80,017
Interest expense	14,567	11,500	41,676	16,183
Interest income	(414)	(2,867)	(4,530)	(6,377)
Change in fair value of warrants	44,899	(48,817)	54,532	(17,669)
Loss on debt extinguishment	—	—	21,214	—
Other expense	289	51	1,364	526
Total other expense	59,341	(40,133)	114,256	(7,337)
Loss before income taxes	(90,639)	8,530	$(224,458)	$(72,680)
Provision for income taxes	—	—	—	—
Net Loss	$(90,639)	$8,530	$(224,458)	$(72,680)
Loss per share
Basic	$(0.54)	$0.05	$(1.36)	$(0.44)
Diluted	$(0.54)	$0.03	$(1.36)	$(0.45)
Weighted average shares of common stock
Basic	166,513	164,018	165,224	163,783
Diluted	166,513	165,548	165,224	163,980

Other comprehensive income
Cumulative translation adjustment	$(66)	$—	$(41)	$—
Unrealized gain on debt securities available for sale	—	(7)	18	634
Total comprehensive loss	$(90,705)	$8,523	$(224,481)	$(72,046)

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For The Three And Nine Months Ended September 30, 2024
	Common Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2023	164,279	$164	$764,344	$(32)	$(344,240)	$420,236
Options exercised	16	—	92	—	—	92
Share repurchase	(99)	—	(598)	—	—	(598)
Equity-based compensation	416	1	2,681	—	—	2,682
Unrealized gain on available for sale debt securities	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	16	—	16
Net loss	—	—	—	—	(85,607)	(85,607)
Balance, March 31, 2024	164,612	$165	$766,519	$2	$(429,847)	$336,839
Share repurchase	(14)	—	(97)	—	—	(97)
Equity-based compensation	148	—	3,072	—	—	3,072
Cumulative translation adjustment	—	—	—	9	—	9
Net loss	—	—	—	—	(48,212)	(48,212)
Balance, June 30, 2024	164,746	$165	$769,494	$11	$(478,059)	$291,611

Issuance of common stock	8,529	8	38,102	—	—	38,110
Share repurchase	(87)	—	(483)	—	—	(483)
Equity-based compensation	306	—	2,883	—	—	2,883
Cumulative translation adjustment	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(90,639)	(90,639)
Balance at September 30, 2024	173,494	$173	$809,996	$(55)	$(568,698)	$241,416

	For The Three And Nine Months Ended September 30, 2023
	Common Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Share repurchase	(48)	—	(277)	—	—	(277)
Equity-based compensation	169	—	2,166	—	—	2,166
Unrealized gain on available for sale debt securities	—	—	—	641	—	641
Net loss	—	—	—	—	(25,842)	(25,842)
Balance, March 31, 2023	163,671	$164	$755,774	$—	$(268,367)	$487,571
Share repurchase	(9)	—	(27)	—	—	(27)
Forfeiture of restricted stock	(1)	—	—	—	—	—
Equity-based compensation	135	—	3,252	—	—	3,252
Unrealized loss on available for sale debt securities						—
Net loss	—	—	—	—	(55,368)	(55,368)
Balance, June 30, 2023	163,796	$164	$758,999	$—	$(323,735)	$435,428

Share repurchase	(78)	—	(818)	—	—	(818)
Equity-based compensation	341	—	3,285	—	—	3,285
Unrealized loss on available for sale debt securities	—	—	—	(7)	—	(7)
Net income	—	—	—	—	8,530	8,530
Balance, September 30, 2023	164,059	$164	$761,466	$(7)	$(315,205)	$446,418

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(224,458)	$(72,680)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	8,637	8,703
Change in fair value of warrants	54,532	(17,669)
Depreciation expense	23,853	9,766
Amortization of debt issuance costs and debt discounts	10,505	1,840
Accretion of discount on debt securities	(330)	(149)
Operating lease amortization expense	2,281	2,171
Loss on extinguishment of debt	21,214	—
Impairment of operating right-of-use asset	757	—
Change in fair value of put option liability	395	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(347)	(2,468)
Prepaid expenses and other non-current assets	(63)	(1,523)
Inventory	(1,829)	(3,489)
Accounts payable	675	1,527
Accrued expenses	(3,379)	4,375
Accrued interest	(3,334)	9,867
Other non-current liabilities	33	—
Operating right-of-use liabilities	(2,127)	(1,601)
Net cash used in operating activities	$(112,985)	$(61,330)
Cash flows from investing activities
Purchase of property, plant & equipment	(33,989)	(142,680)
Purchase of debt securities, available for sale	(30,586)	(12,020)
Sale and maturity of debt securities, available for sale	79,161	99,371
Net cash provided by (used in) investing activities	$14,586	$(55,329)
Cash flows from financing activities
Payment to purchase revenue bonds	(253,230)	—
Proceeds from issuance of revenue bonds to related parties	40,000	—
Proceeds from issuance of revenue bonds	8,000	—
Proceeds from issuance of common stock	38,110	—
Proceeds from issuance of warrants	30,050	—
Proceeds from issuance of preferred shares, inclusive of put option	21,840	—
Proceeds from equipment lease financing	9,536	22,101
Payments on equipment financing	(3,118)	—
Payments to repurchase shares	(1,178)	(1,122)
Proceeds from other borrowings	2,383	—
Debt issuance costs	(1,119)	(1,849)
Payments on related party revenue bonds	(475)	—
Proceeds from convertible note offering	—	225,000
Proceeds from related party note payable	—	38,000
Convertible note payable issuance costs	—	(6,498)
Related party note payable issuance costs	—	(2,100)
Other payments for financing activities	(1,261)	(257)
Net cash (used in) provided by financing activities	$(110,462)	$273,275
Net (decrease) increase in cash and restricted cash	(208,861)	156,616
Cash and restricted cash, beginning of period	302,514	227,523
Cash and restricted cash, end of period	$93,653	$384,139
Supplemental disclosure of cash flow information
Non-cash operating activities
Interest paid during the period, net of capitalized interest	33,786	2,736
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	19,245	16,152
Additions to property, plant, and equipment in accounts payable	301	4,470
Non-cash financing activities
Carrying value of shareholder loan exchanged for revenue bonds payable to related parties	44,386	—
Initial fair value of warrant liability issued to satisfy shareholder loan prepayment penalty	6,802	—
PIK interest on related party note payable	1,938	1,745
Reconciliation of cash, cash equivalents reported in the consolidated balance sheet
Cash and cash equivalents	$83,673	$199,349
Restricted cash and cash equivalents - current	241	33,277
Restricted cash and cash equivalents - non-current	9,739	151,513
Total cash, cash equivalents and restricted cash	$93,653	$384,139

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

Business Combination

On March 17, 2021, PureCycle consummated the previously announced business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of ParentCo, Roth CH Merger Sub Corp., a Delaware corporation and wholly owned direct subsidiary of ParentCo and PureCycle Technologies LLC (“PCT LLC” or “Legacy PCT”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).

Upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), ROCH changed its name to PureCycle Technologies Holdings Corp. and became a wholly owned direct subsidiary of ParentCo, PCT LLC became a wholly owned direct subsidiary of PureCycle Technologies Holdings Corp. and a wholly owned indirect subsidiary of ParentCo, and ParentCo changed its name to PureCycle Technologies, Inc. The Company’s common stock, par value $0.001 per share ("Common Stock"), units and warrants are now listed on the Nasdaq Capital Market (“NASDAQ”) under the symbols “PCT,” “PCTTU” and “PCTTW,” respectively.

Legacy PCT unitholders were to be issued up to 4.0 million additional shares of the Common Stock if certain conditions were met (“the Earnout”). The Legacy PCT unitholders were entitled to 2.0 million shares of Common Stock if, after 1 year after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the Common Stock was greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The Company failed to achieve this milestone by March 17, 2024, and those shares have been forfeited and can no longer be earned by the Legacy PCT unitholders.

The Legacy PCT unitholders will be entitled to the remaining 2.0 million shares from the Earnout upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

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

The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying consolidated financial statements, the Company has begun limited commercial operations but does not have any significant sources of revenue. The following is a summary of the components of our current liquidity (in thousands):

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$83,673	$73,411
Debt securities available for sale	—	$48,226
Available unrestricted liquidity	$83,673	$121,637

Restricted cash (current and non-current)	$9,980	$229,103

Working capital	$43,213	$107,035
Accumulated deficit	$(568,698)	$(344,240)

	For the nine months ended
	September 30, 2024	September 30, 2023
Net loss	$(224,458)	$(72,680)

As of September 30, 2024, PCT had $83.7 million of Cash and cash equivalents, and $10.0 million of Restricted cash. PCT also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on March 31, 2026, per a recent amendment. See Note 3 - Notes Payable and Debt Instruments for further information.

Through the first nine months of 2024, PCT has not yet reached meaningful production volumes, sales, or production of on-spec product. Currently, PCT is focused on customer sampling and qualifications and believes that this will lead to meaningful future sales. Also, during the third quarter, the Company initiated compounding operations to blend its resin with either post-industrial recycled material or virgin polypropylene, which is expected to improve product consistency and accelerate the product delivery to customers.

PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with sustaining continuous operations. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“CP2”), which impacts the ability to run higher volumes and produce consistent, high quality UPR resin. PCT has modified the CP2 removal system to remove higher volumes of CP2 more quickly and believes these changes enable us to produce higher volumes of on-spec product. The Company is currently testing the system improvements at various operating conditions to validate the new limits.

On October 3, 2024, PCT funded $35.9 million to a restricted escrow account related to the Augusta purification facility project. Further, as of September 30, 2024, and through the twelve months from the date of filing, PCT had additional committed capital related to the Augusta Facility of approximately $11.0 million for long-lead equipment and pre-construction work. With additional project finance, the Company anticipates that it may make a higher level

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

of investment in 2025 to further the construction of the Augusta Facility. Also remaining are final investments in the Ironton Facility of approximately $5.0 to $8.0 million. Moreover, there are interest and principal payments of at least $60.6 million, as well as other ongoing monthly costs associated with managing the Company and possible draws on the Revolving Credit Facility.

Pursuant to the requirements of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

In an effort to alleviate these conditions, PCT is currently performing certain operational enhancements that are expected to correct the production issues with the Ironton Facility. Further, on March 5, 2024, PCT LLC purchased 99% of the outstanding bonds (see Note 3 - Notes Payable and Debt Instruments for further information). Since the purchase of the outstanding bonds, PCT has, through a series of transactions, resold $116.8 million at a price of $800 per $1,000 principal amount. As of September 30, 2024, there were $117.6 million of outstanding bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility. After considering management’s plans to mitigate these conditions, including operational progress and re-marketing of the Bonds, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, debt service and other challenges or unforeseen circumstances. As a low-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with its cash balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s Common Stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of the Company. The condensed consolidated interim financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2024. The accompanying condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results that may be expected for a full year.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the three and nine months ended September 30, 2024 and 2023. Specifically, the Company reclassified certain expenses between Operating costs, Research and development, and Selling, general, and administrative to more accurately reflect the activities of the business. Total operating costs and expenses did not change for prior years.

Immaterial Corrections Related to Prior Periods

We have identified an immaterial correction to certain 2023 quarters related to depreciation expense associated with the Ironton Facility assets (Machinery and equipment) placed in service during the period presented herein. We evaluated the effect of this correction on the interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections, ASC 250-10-S99-1, Assessing Materiality, and ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We have concluded that the 2023 prior periods are not materially misstated. Accordingly, we have reflected the 2023 prior period impacts and associated revisions for these periods presented herein.

The revision increased property, plant and equipment, net and decreased depreciation expense by $3.6 million and $4.9 million for the three and nine months ended September 30, 2023 and increased basic and diluted earnings per share ("EPS") by $0.02 and $0.03, respectively, for the three and nine months ended September 30, 2023 compared to what was presented in previous quarterly filings.

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

The Company records spare parts for plant maintenance as a current asset and expenses them when utilized. The Company has recorded $2.8 million and $1.6 million for spare parts inventory within Prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for our annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS

The Company’s debt balances, including related party debt, consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
CSC Equipment Financing Payable, currently bearing interest at a monthly charge of 3.1% of the outstanding balance financed; 36 month term expected to commence July 1, 2026, bearing interest at 7.25% (based on lease rate factor indexed to WSJ Prime Rate)	20,290	19,747
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031 maturing 2042	12,800	249,550
Other Debt	9,074	1,762
	292,164	521,059
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(26,294)	(44,203)
Less: Current portion	(10,839)	(9,148)
Long-term debt, less current portion	$255,031	$467,708

Related Party Debt

Revenue Bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and begin December 2024 fully maturing December 2042	106,335	—
Pure Plastic Note Payable, interest at applicable rate plus margin, as defined (12.9% and 13.0% as of September 30, 2024 and December 31, 2023, respectively)	—	43,125
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(30,868)	(3,429)
Less: Current portion	(1,040)	—
Related party debt	$74,427	$39,696

Sylebra Line of Credit, $200.0M borrowing capacity remaining, interest at applicable rate plus margin, as defined; maturing March 2026	$—	$—

Revenue Bonds

On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain Revenue Bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly owned subsidiary of the Company, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”) to be used to, among other things, acquire, construct and equip the Company’s first commercial-scale recycling facility in Lawrence County, Ohio, the Ironton Facility. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Indenture or the Loan Agreement.

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

On February 10, 2024, PCO announced that it had agreed in principle with the Holders (as defined in the Indenture) of a majority in the aggregate principal amount of the Series 2020A Bonds outstanding (the "Majority Holders") that PCO or an affiliate of PCO would purchase (“Purchase”) from Holders for cash, upon the terms and subject to the conditions to be set forth in a definitive purchase agreement, by and among PCO and any Holder of Bonds that elects to be a party to the purchase agreement (each, a “Seller” and collectively, “Sellers”), any and all Bonds held by Sellers at a purchase price equal to $1,050 per $1,000 principal amount of the Bonds purchased, which amount is calculated in part to compensate the Sellers for default interest accruing from January 2, 2023 through December 31, 2023, as well as other accrued and unpaid interest from the last interest payment to, but not including, the Closing Date (as defined below) of the Purchase as consideration for consent to the Third Supplemental Indenture, by and among SOPA, PCO, the Guarantor, PCTO Holdco LLC ("PCTO Holdco") and the Trustee (the “Third Supplemental Indenture”), which sets forth certain proposed amendments to the Bond Documents (“Proposed Amendments”) that will eliminate a substantial portion of the covenants, Events of Default (as defined below), and other material terms and protections for the benefit of the Holders contained in the Indenture, the Loan Agreement, the Guaranty (as defined below) and other transaction documents that are permitted by the terms of the Indenture and/or the Loan Agreement to be eliminated with the consent of Majority Holders. The Purchase was to occur only if Sellers, including at least the Majority Holders, consented to the Proposed Amendments. The purchase price did not include any default or penalty interest accruing from January 1, 2024 that may otherwise be owed to Sellers, and each Seller will waive its respective right to such default or penalty interest as additional compensation for the Purchase.

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

As of March 5, 2024, (the “Closing Date”) PCO and the Majority Holders closed on the Purchase Agreement and Consent (“Purchase Agreement”) comprising the definitive purchase agreement and, as additional consideration, the consent to the Third Supplemental Indenture, including the Proposed Amendments described therein. PCT LLC, an affiliate of PCO and the Guarantor under the Guaranty, is the purchaser (“Purchaser”) of Bonds under the Purchase Agreement. The Purchase Agreement was executed by each Holder that elects to sell its Bonds to the Purchaser and by PCO and the Purchase was effective on the Closing Date.

The Purchaser purchased 99% of the outstanding bonds with $74.5 million of unrestricted cash and $184.6 million of restricted cash. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly owned subsidiary of the Purchaser. As of September 30, 2024, there were $117.6 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. Of the $259.1 million paid for the purchase, $5.9 million represented payment of accrued and unpaid interest prior to the Closing Date and $253.2 million was allocated to the outstanding carrying value at the Closing Date of $232.0 million. A $21.2 million loss on extinguishment of the Bonds was recognized in the condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2024.

On March 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco, a Delaware limited liability company and affiliate of PCO (the pledgor under the Equity Pledge and Security Agreement (as defined in the Fourth

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Supplemental Indenture)) and the Trustee entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) which amended certain provisions of the Indenture, the Loan Agreement and that certain Amended and Restated Guaranty of Completion, entered into as of May 11, 2021, and effective as of October 7, 2020 (the “Guaranty”), by instructing the Trustee to release $22.1 million from the Senior Bonds Debt Service Reserve Fund and $3.3 million from the Repair and Replacement Fund, in each case, to PCO. In addition, the Fourth Supplemental Indenture provides that the Senior Bonds Debt Service Reserve Requirement, the Subordinate Bonds Debt Service Reserve Requirement, and the Repair and Replacement Fund Requirement shall each be reduced to $0, respectively, and that certain provisions of the Indenture and/or the Loan Agreement, as applicable, relating to the funding and maintenance of the Senior Bonds Debt Service Reserve Fund, the Subordinate Bonds Debt Service Reserve Fund, and the Repair and Replacement Fund, will be suspended until the effectiveness of an amendment to the Indenture, the Loan Agreement and/or other applicable Financing Documents provides otherwise in accordance with the terms of the Indenture, the Loan Agreement and such other applicable Financing Documents.

On October 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco and the Trustee entered into the Sixth Supplemental Indenture (the “Sixth Supplemental Indenture”) which amended certain provisions of the Indenture and Loan Agreements to include, among other things, certain financial covenants. The amendments were a requirement of the Bond Purchase Agreement. Amendments to the Indenture and Loan Agreement included, in relevant part, the following:

•
amending the definition of “Outside Completion Date” to mean December 31, 2026;
•
amending the definition of “Overall Coverage Requirement” to mean a ratio of at least 105% of (a) Net Income Available for Debt Service to (b) all obligations of PCO which are charges, liens, Indebtedness or encumbrances upon or payable from Gross Revenues, including but not limited to Senior Bonds, Parity Indebtedness and Subordinate Bonds, calculated at the end of each Fiscal Year, based upon Audited Financial Statements of the Guarantor;
•
amending the definition of “Senior Parity Coverage Requirement” to mean a Senior Debt Service Coverage Ratio equal to at least 125% for such Fiscal Year, calculated at the end of each Fiscal Year, based upon Audited Financial Statements of the Guarantor (Senior Debt Service Coverage Ratio means for any given period of time, the ratio of (a) Net Income Available for Debt Service to (b) the total of Maximum Annual Debt Service of the Senior Bonds and any Senior Parity Indebtedness, all as determined in accordance with GAAP.);
•
amending the “Days Cash on Hand Requirement” to mean not less than 60 Days Cash on Hand for such Fiscal Year, to be tested commencing with the Fiscal Year ended December 31, 2026, and annually thereafter;
•
requiring PCO to produce sufficient annual Gross Revenues in order to meet the Senior Parity Coverage Requirement, the Overall Coverage Requirement, and the Days Cash on Hand Requirement for each Fiscal Year, beginning with the Fiscal Year ended December 31, 2026;
•
providing that an event of default shall not be deemed to have occurred should PCO fail to comply with the Senior Parity Coverage Requirement, the Overall Coverage Requirement, or the Days Cash on Hand Requirement, beginning with the Fiscal Year ended December 31, 2026, so long as PCO engages an Independent Consultant to make recommendations to PCO to meet those requirements and the Independent Consultant confirms that PCO has substantially complied with such recommendations; provided, however, an event of default will exist if (a) the Senior Parity Coverage Requirement ratio is less than 115% or if the Overall Coverage Requirement ratio is less than 100% for any Fiscal Year commencing with the Fiscal Year ended December 31, 2027, or (b) if PCO’s Days Cash on Hand is less than 30 Days Cash on Hand;
•
prohibiting PCO from making any distributions to its members prior to January 1, 2027, other than amounts due to the Company pursuant to the Shared Services Agreement, by and among the Company, PCT Managed Services LLC (a subsidiary of the Company), and PCO, and then made only if, among other things, the Senior

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Parity Coverage Requirement, the Overall Coverage Requirement and the Days Cash on Hand Requirement are each satisfied with respect to the Fiscal Year prior to the date on which the distribution is made, and there shall remain after such distribution no less than 60 Days Cash on Hand; and
•
including certain other customary default provisions.

Revenue Bonds Issued to Related Party

On May 7, 2024, PCT LLC and Pure Plastic LLC ("Pure Plastic") executed a bond purchase agreement (as subsequently amended and restated to reflect the appropriate denomination of bonds, the “Amended and Restated Bond Purchase Agreement”), whereby Pure Plastic purchased approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC (the “Related Party Bonds”), including (i) a portion of the Series 2020A Bonds, (ii) all of the Series 2020B Bonds, and (iii) all of the Series 2020C Bonds, at a purchase price of $800 per $1,000 principal amount of the Related Party Bonds. Affiliates of Pure Plastic are greater than 5% beneficial owners of the Company.

On May 10, 2024, Pure Plastic executed a Payoff and Release Letter (the “Payoff and Release Letter”), which memorialized the exchange of the Company’s obligations under the $40 million term loan provided to the Company pursuant to the Term Loan Credit Agreement (as defined below). The Company was also required to pay a 12% prepayment premium on the outstanding principal and interest paid in order to prepay the Term Loan Facility (the “Prepayment Premium”), plus certain expenses. The Company issued warrants (“Series B Warrants”) to Pure Plastic pursuant to the Series B Warrant Agreement to satisfy the Prepayment Premium (the “Series B Warrant Agreement”). Refer to Note 6 – Warrants for further discussion.

On May 28, 2024, PCT LLC and Pure Plastic executed the First Amendment to the Amended and Restated Bond Purchase Agreement (“First Amendment”) whereby Exhibit A to the Amended and Restated Bond Purchase Agreement was replaced with Exhibit A-3 to the First Amendment to facilitate the transfer by the Depository Trust Company of certain of the Related Party Bonds. The total amount of the Related Party Bonds and the cash due from Pure Plastic to PCT LLC remains the same. Except as summarized above and as set forth in the First Amendment, PCT LLC and Pure Plastic each acknowledged and reaffirmed the terms of the Amended and Restated Bond Purchase Agreement in the First Amendment.

On June 14, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco, and the Trustee entered into the Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) which amended certain provisions of the Indenture including (a) redefining “Majority Holders” to be the Holders of seventy-five percent (75%) in aggregate principal amount of the Senior Bonds then Outstanding, or if no Senior Bonds are then Outstanding, the Holders of seventy-five percent (75%) in aggregate principal amount of Bonds then Outstanding, and (b) amending the lead paragraph of Section 10.02(a) of the Indenture by raising the threshold for consenting to and approving the execution by the Issuer and the Trustee of Supplemental Indentures from “Holders of not less than a majority in aggregate principal amount of the Outstanding Senior Bonds” to “Holders of not less than 75% in aggregate principal amount of the Outstanding Senior Bonds” with the limited exceptions therein stated.

The issuance of the Related Party Bonds and retirement of the Term Loan Facility with Pure Plastic was accounted for as a debt modification. The principal issued for the Related Party Bonds amounted to $94.3 million, with $29.8 million of discount and $1.5 million of issuance costs recorded as a reduction of the debt carrying value on the date of the transaction (including retention of $1.5 million of discount and $1.5 million of issuance cost remaining on the Term Loan Facility as of the transaction date, as well as a discount of $6.8 million related to the value of the Series B Warrants issued in satisfaction of the Prepayment Premium). The carrying value of the Related Party Bonds is recorded within Related party bonds payable in the condensed consolidated balance sheet.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On August 7, 2024, PCT LLC, Pure Plastic, and several other parties reached agreement on terms whereby certain investors purchased approximately $22.5 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $800 per $1,000 principal amount (the “August Purchased Bonds”) under a bond purchase agreement. The purchase of the August Purchased Bonds was completed and funds received by PCT LLC on or about August 9, 2024, with $12.5 million in aggregate par amount being sold to Pure Plastic and $10.0 million in aggregate par amount being sold to other parties. As of September 30, 2024, the fair value of the Related Party Bonds was $98.0 million and the fair value of the third party bonds was $10.9 million. These bonds were included in the level 3 measurement in the fair value hierarchy as they were derived using significant unobservable inputs.

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

On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025 (which was further extended below), and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Revolving Credit Agreement with PCT, the Guarantors, the Lenders, and the Administrative Agent and Security Agent.

In conjunction with PCT LLC’s sale of approximately $94.3 million of Related Party Bonds, on May 10, 2024, the Company, the Guarantors, the Administrative Agent, the Security Agent and the Lenders executed a Limited Consent and Fifth Amendment to the Credit Agreement to permit the Disposition of Bonds (as defined therein), as well as to provide certain administrative revisions to eliminate the Intercreditor Agreement (as defined therein) and references to the Term Loan Credit Agreement.

On September 11, 2024, in connection with PCT’s offering of Series A Preferred Stock, PCT extended the maturity date of the Revolving Credit Facility to March 31, 2026, in conjunction with the Limited Consent and Sixth Amendment to the Credit Agreement, which also (i) permitted the offering of Series A Preferred Stock; (ii) added PureCycle Augusta, LLC as a “Guarantor” and a "Loan Party" thereunder and (iii) added as secured obligations certain obligations in respect of the Series A Preferred Stock and Series C Warrants owed to the Lenders’ affiliates. Refer to Note 4 - Redeemable Preferred Stock—Series A Preferred Stock for more information.

The Pure Plastic Term Loan Facility

On May 8, 2023, the Company entered into a $40.0 million term loan facility pursuant to the Term Loan Credit Agreement ("Term Loan Credit Agreement") dated as of May 8, 2023, among the Guarantors and Pure Plastic (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025 (the “Term Loan Facility”). The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company.

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

Equipment Financing

CSC Leasing Co.

On May 8, 2023, the Company, through PureCycle PreP LLC, an indirect wholly owned subsidiary of the Company, entered into a Master Lease Agreement (the “Master Lease Agreement”) with CSC Leasing Co. (“CSC”). Pursuant to the Master Lease Agreement, the Company and CSC agreed to enter into schedules that establish the specific terms and conditions of leasing certain equipment, machines, devices, features and any other items listed in each equipment lease schedule. The Master Lease Agreement commenced on the date set forth above and continues in effect until the later time that it is terminated, either by CSC at the end of any lease term, or by the Company upon three months written notice prior to the expiration of a lease term.

Also on May 8, 2023, the Company, also through PureCycle PreP LLC, entered into an Equipment Procurement Agreement (the “Equipment Agreement”) with CSC. Under the terms of the Equipment Agreement, CSC has agreed to finance, acquire and/or purchase certain equipment (the “Equipment”) from third-party vendors and/or manufacturers (each, a “Vendor”), so that CSC may lease the Equipment to the Company pursuant to the terms and conditions of the Master Lease Agreement. Prior to entering into formal lease schedules under the Master Lease Agreement, the Company will lease from CSC certain Equipment pursuant to the terms of the Equipment Agreement.

In connection with the above, CSC has funded $20.3 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36-month lease, which will commence when the Company accepts delivery of the equipment at its operating location and all final bills from Vendor are paid (the “Schedule Commencement Date”). The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the consolidated balance sheet and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in 2026, and the repayment schedule below assumes payments under the 36-month term commence on July 1, 2026.

The Company is required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023. Payments are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC. The Company has previously determined that these payments represent a cost of borrowing under the financing arrangement and has historically recorded the payments as interest expense in the interim condensed consolidated statements of comprehensive loss. On September 4, 2024, the Company and CSC entered into a Rider to Supplement to the Master Lease Agreement, which allows the Company to credit fifty percent of payments made from November 1, 2023, through the earlier of the Schedule Commencement Date or November 1, 2025 against the outstanding principal owed (“CSC Principal Credit”). The Company is currently paying $0.6 million in Accumulating Rent (as defined in the Equipment Agreement) per month and has made total payments of $10.1 million as of September 30, 2024, of which it will receive $3.5 million credit toward the principal owed. The CSC Principal Credit shall be applied in thirty-six equal monthly installments against the basic rental amount owed in accordance with the lease schedules. The Company did not recognize any gain or loss in connection with the restructuring. The Company will begin amortizing the principal balance beginning with the date of the amendment.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Varilease Finance, Inc.

On July 12, 2024, PCT entered into an equipment financing arrangement with Varilease Finance, Inc. ("VFI") pursuant to a master lease agreement dated June 24, 2024, and received progress funding of $6.5 million on July 19, 2024. PCT anticipates an additional $3.8 million to be funded under this arrangement, pending completion of certain requirements. The Company began making accumulated rent payments on September 1, 2024 and will continue to do so until the related equipment is placed in service, at which point the 24-month rental term will commence.

Green Convertible Notes

On August 21, 2023, the Company priced its private offering of $215.0 million in aggregate principal amount of 7.25% Green Convertible Senior Notes due 2030 (the “Initial Notes”). On August 22, 2023, the initial purchaser in such offering exercised its option to purchase an additional $35.0 million in aggregate principal amount of the 7.25% Green Convertible Senior Notes due 2030 (together with the “Initial Notes”, the “Green Convertible Notes”), bringing the total aggregate principal amount of the Green Convertible Notes to $250.0 million. Entities affiliated with a greater than 5% beneficial owner of the Company purchased $50.0 million aggregate principal amount at maturity of the Green Convertible Notes. As of September 30, 2024, the fair value of the Green Convertible Notes was $222.6 million. This was a level 2 measurement in the fair value hierarchy as it was derived primarily using observable inputs for similar instruments.

Principal repayments due on Long-term debt and Related party note payable over the next five years are as follows (in thousands):

Years ending December 31,	Long-term debt	Related party debt
2024 (October through December)	$2,939	$505
2025	8,912	10,355
2026	6,179	7,570
2027	2,635	25,105
2028	3,199	7,710
2029	5,500	8,220
Thereafter	262,800	46,870
	$292,164	$106,335
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(26,294)	(30,868)
Less: Current Portion	(10,839)	(1,040)
Total	$255,031	$74,427

NOTE 4 - REDEEMABLE PREFERRED STOCK

On September 11, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), including related parties, pursuant to which the Company agreed to sell to the Investors, in a private placement, an aggregate of (i) 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), sold at an initial issue price of $1,000 per share (the “Initial Issue Price”), (ii) 8,528,786 shares of the Common Stock, sold at a price of $4.69 per share (the “Common Stock Price”), and (iii) Series C Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at a price of $11.50 per share of Common Stock (the “Series C Warrants”, and the shares of Common Stock issuable upon exercise of the Series C Warrants, the “Warrant Shares”). The transactions contemplated by the Subscription Agreements closed on September 13, 2024. The gross proceeds to the Company were approximately $90.0 million before deducting fees and other estimated offering expenses, which were immaterial. Proceeds were first allocated

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

to liability instruments based on fair value, then allocated pro-rata to the equity instruments. Refer to Note 6 - Warrants for further information on the Series C Warrants.

Series A Preferred Stock

The shares of Series A Preferred Stock were issued pursuant to a Certificate of Designations (the “Certificate of Designations”) filed on September 13, 2024, and rank senior to the Common Stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in-kind at the election of the holder. As of September 30, 2024, there were 100,000 shares of Series A Preferred Stock authorized and 50,000 shares issued and outstanding. No shares of Series A Preferred Stock were authorized, issued or outstanding as of December 31, 2023.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock will be measured subsequently at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception.

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”) which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15 Embedded derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC (the “Trigger Event”). As of September 30, 2024, the Put Option liability has a fair value of $7.3 million. The Series A Preferred Stock and Put Option were not applicable as of December 31, 2023.

The shares of Series A Preferred Stock will be redeemed in cash at a price equal to $1,050 per share (105% of the Initial Issue Price) regardless of whether they are called by the Company, put back to the Company by the holders, or redeemed on September 13, 2027. The Series A Preferred Stock is liability classified and presented within Non-Current liabilities, as Preferred Stock Liability and Put Option Liability on the Consolidated Balance Sheets.

On September 17, 2024, the holders of all of the shares of Series A Preferred Stock entered into waivers to irrevocably and unconditionally waive (and consent to such waivers for purposes of Section 12 of the Certificate of Designations) the rights of the holders of shares of Series A Preferred Stock, (i) pursuant to the Certificate of Designations, (a) to elect to receive shares of Common Stock or pre-funded warrants to purchase Common Stock in connection with redemption events under the Certificate of Designations, (b) to elect to receive additional shares of Series A Preferred Stock on return payment dates, and (c) to receive return payments on the first three quarterly return payment dates within each one-year period following the issue date and to instead receive such return payments on the fourth quarterly return payment date within each one-year period following the issue date, such that each holder of Series A Preferred Stock shall receive return payments for the entire one-year period preceding each such fourth quarterly return payment date, and (ii) pursuant to the Subscription Agreements, to require the Company to register the shares of Common Stock issuable upon redemption of the Series A Preferred Stock on a registration statement filed by the Company.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 5 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Common Stock outstanding on the last day of the immediately preceding fiscal year, and (b) such smaller number of shares as determined by the Board of Directors (the “Board”) of the Company.

As of September 30, 2024, approximately 21.9 million shares of Common Stock are currently authorized for issuance under the Plan, of which approximately 12.3 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the performance goals applicable to the issued Plan awards).

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

A summary of restricted stock activity for the nine months ended September 30, 2024 is as follows (in thousands except per share data):

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining recognition period

Non-vested at December 31, 2023	2,847	$9.31	2.3
Granted	1,818	6.58
Vested	(899)	10.45
Forfeited	(185)	6.43
Non-vested at September 30, 2024	3,581	$7.80	2.6

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

	September 30, 2024	September 30, 2023
Expected annual dividend yield	0.00%	0.00%
Expected volatility	88.50%	77.30%
Risk-free rate of return	4.30%	3.54%
Expected option term (years)	6.50	6.50

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

A summary of stock option activity for the nine months ended September 30, 2024 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2023	983	$20.17	5.4
Granted	355	5.73	10.0
Exercised	(16)	5.72	—
Forfeited	(33)	5.72	—
Balance, September 30, 2024	1,289	$16.75	5.7
Exercisable	613

Weighted average grant date fair values	$4.45

Performance-Based Restricted Stock Agreements

The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the performance-based stock units (“Performance PSUs”) will be earned based on achievement of pre-established financial and operational performance objectives and will vest on the date the attainment of such performance objectives as determined by the Compensation Committee of the Board, subject to the participant’s continued employment with the Company. The Company has also issued performance-based stock units that vest if the market price of the Common Stock exceeds a defined target during the performance period (together with the Performance PSUs, the “PSUs”).

The Company issued 0.4 million PSUs for the nine months ended September 30, 2024. As of September 30, 2024, the performance-based provision has not been achieved for any of the outstanding performance-based awards.

The Company recognizes compensation expense for the Performance PSUs equal to the fair value of the equity-based compensation awards and on a straight-line basis over the vesting period of such awards as the Company has concluded the performance condition is probable to be met. The fair value of the awards is equal to the fair value of the Common Stock at the date of grant.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of the PSU activity for the nine months ended September 30, 2024 is as follows (in thousands except per share data):

	Number of PSUs	Weighted average grant date fair value	Weighted average remaining recognition period
Balance, December 31, 2023	1,246	$8.85	1.4
Granted	362	5.89
Vested	—	—
Forfeited	(237)	16.03
Balance, September 30, 2024	1,371	$6.82	1.6

Equity-based compensation cost is recorded within the selling, general and administrative expenses within the condensed consolidated statements of comprehensive loss. Equity-based compensation expense for the three and nine months ended September 30, 2024 and 2023 is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total equity-based compensation for RSUs	$2,845	$2,780	$8,059	$8,065
Total equity-based compensation for PSUs	(97)	351	30	313
Total equity-based compensation for stock options	211	152	624	322
	$2,959	$3,283	$8,713	$8,700

NOTE 6 - WARRANTS

RTI Warrants

RTI Global (“RTI”) holds warrants to purchase 1.5 million shares of Common Stock. RTI can exercise these warrants as of March 17, 2022. The warrants expire on December 31, 2024. The Company determined the warrants are a liability classified under ASC 480. Accordingly, the warrants were held at their initial fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the condensed consolidated statements of comprehensive loss.

A summary of the RTI warrant activity for nine months ended September 30, 2024 is as follows (in thousands, except per share data):

	Number of warrants	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	1,511	$3.57	$0.03	1.0
Granted	—			—
Exercised	—			—
Outstanding at September 30, 2024	1,511	$3.57	$0.03	0.3
Exercisable	1,511

Refer to Note 10 – Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Public Warrants and Private Warrants

The Company has outstanding public and private warrants which entitle each holder to exercise its warrants only for a whole number of shares of Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Common Stock at a price of $11.50 per share at the later of the closing of the Business Combination or one year after ROCH’s initial public offering, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after March 17, 2021, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants and the common stock issuable upon exercise of the private warrants were not transferable, assignable or salable until after March 17, 2021, subject to certain limited exceptions. Additionally, the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The Company may redeem the outstanding warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Common Stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise. The public warrants are accounted for as equity classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification.

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

There were approximately 5.7 million public warrants and 0.2 million private placement warrants outstanding at September 30, 2024 and 2023. Refer to Note 10 - Fair Value of Financial Instruments for further information.

Series A Warrants

On March 7, 2022, the Company entered into subscription agreements with certain investors (the “2022 PIPE Investors”), pursuant to which the Company agreed to sell to the 2022 PIPE Investors, in a private placement, shares of the Common Stock, par value $0.001 per share, and Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) at a price of $7.00 per share of Common Stock and one-half (1/2) of one Series A Warrant (the “2022 PIPE Offering”).

On March 17, 2022, the Company closed the 2022 PIPE Offering and issued to the 2022 PIPE Investors an aggregate of 35.7 million shares of Common Stock and Series A Warrants to purchase an aggregate of 17.9million shares of Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share any time after September 17, 2022 (the “Initial Exercise Date”), provided that the Company has an effective registration statement under the Securities Act covering the shares of

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire on March 17, 2026.

The Company may redeem the outstanding Series A Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Common Stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period commencing after the Series A Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the Series A Warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.

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

As of September 30, 2024, there were approximately 17.9 million Series A Warrants outstanding. Refer to Note 10 – Fair Value of Financial Instruments for further information.

Series B Warrants

On May 10, 2024, pursuant to the Series B Warrant Agreement, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3.1 million shares of Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Common Stock at a price of $11.50 per share any time after November 6, 2024, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire on December 1, 2030.

At any time following January 1, 2028, the Company may redeem the outstanding Series B Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Common Stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period commencing after the Series B Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the Series B Warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.

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

As of September 30, 2024, there were approximately 3.1 million Series B Warrants outstanding. Refer to Note 10 – Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Series C Warrants

On September 13, 2024, pursuant to the Subscription Agreements, the Company issued Series C Warrants to purchase an aggregate of 5.0 million shares of Common Stock. The Series C Warrants are exercisable from September 13, 2024, until they expire on December 1, 2030. Each warrant is exercisable at a price per share of Common Stock of $11.50, subject to adjustment for splits, dividends, recapitalizations and other similar events.

At any time following January 1, 2029, the Company may redeem the outstanding Series C Warrants in whole, but not in part, at a price of $0.01 per warrant, if and only if the last sales price of the Common Stock has been equal to or greater than $22.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events) for any twenty (20) trading days within a thirty (30) trading day period.

The Series C Warrant provides for a Black-Scholes Value in the event of Fundamental Transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series C Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company will classify the Series C Warrants as a liability pursuant to ASC 815.

As of September 30, 2024, there were 5.0 million Series C Warrants issued and outstanding. There were no Series C Warrants issued or outstanding as of December 31, 2023. Refer to Note 10 – Fair Value of Financial Instruments for further information.

Warrant expense (benefit) recognized for each period is presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RTI warrants	$7,274	$(4,049)	$7,614	$(1,485)
Private placement warrants	319	(661)	407	(291)
Series A warrants	25,352	(44,107)	33,209	(15,893)
Series B warrants	9,254	—	10,602	—
Series C warrants	2,700	—	2,700	—
Change in fair value of warrants	$44,899	$(48,817)	$54,532	$(17,669)

NOTE 7 – NET LOSS PER SHARE

The Company follows the two-class method when computing net loss per share of Common Stock when shares are issued that meet the definition of participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of participating securities do not have a contractual obligation to fund losses, undistributed net losses are not allocated to nonvested restricted stock for purposes of the loss per share calculation.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Presented in the table below is a reconciliation of the basic and diluted EPS calculations for the three and nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to PCT	$(90,639)	$8,530	$(224,458)	$(72,680)
Less income attributable to participating warrants	—	(480)	—	—
Net (loss) income attributable to common stockholders	$(90,639)	$8,050	$(224,458)	$(72,680)
Weighted average common stock outstanding, basic	166,513	164,018	165,224	163,783
Net (loss) income per share attributable to common stockholder, basic	$(0.54)	$0.05	$(1.36)	$(0.44)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to PCT	$(90,639)	$8,530	$(224,458)	$(72,680)
Less change in fair value of RTI Warrants	—	(4,049)	—	(1,485)
Add interest and amortization on Green Convertible Notes	—	(81)	—	—
Net (loss) income attributable to common stockholders	$(90,639)	$4,400	$(224,458)	$(74,165)
Weighted average common stock outstanding, basic	166,513	164,018	165,224	163,783
Add common equivalent shares from warrants	—	395	—	197
Add common equivalent shares from equity awards	—	1,135	—	—
Weighted average common shares outstanding, diluted	166,513	165,548	165,224	163,980

Net (loss) income per share attributable to common stockholder, diluted	$(0.54)	$0.03	$(1.36)	$(0.45)

Certain outstanding Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. A summary of those outstanding Common Stock equivalents is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Anti-dilutive awards
Warrants, outstanding not exercised	33,351	24,316	33,351	24,316
Stock options, outstanding not exercised	1,289	612	1,289	1,067
RSU, non-vested	3,569	718	3,569	3,102
PSU, non-vested	1,371	1,465	1,371	1,465
Contingently - issuable shares related to the Earnout	2,000	4,000	2,000	4,000
Shares issuable upon conversion of Green Convertible Notes	16,869	16,869	16,869	16,869

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates (in thousands):

	September 30, 2024
	Cost	Accumulated Depreciation	Net Book Value
Building	$81,703	$4,292	$77,411
Machinery and equipment	361,411	41,770	319,641
Leasehold Improvements	3,179	1,948	1,231
Fixtures and Furnishings	736	256	480
Land improvements	150	40	110
Land	1,150	—	1,150
Construction in process	245,366	—	245,366
Total property, plant and equipment	$693,695	$48,306	$645,389

	December 31, 2023
	Cost	Accumulated Depreciation	Net Book Value
Building	$81,593	$2,440	$79,153
Machinery and equipment	349,796	20,415	329,381
Leasehold Improvements	2,972	1,447	1,525
Fixtures and Furnishings	711	177	534
Land improvements	150	32	118
Land	1,150	—	1,150
Construction in process	226,885	—	226,885
Total property, plant and equipment	$663,257	$24,511	$638,746

Depreciation expense is recorded in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating costs	$6,425	$2,030	$20,981	$4,313
Research and development expense	759	751	2,284	2,250
Selling, general, and administrative expense	246	2,887	588	3,203
Total depreciation expense	$7,430	$5,668	$23,853	$9,766

NOTE 9 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses which are also not more likely than not to be realized. As a result, for the periods ended September 30, 2024 and 2023, the Company has reported tax expense of $0 and $0, respectively.

Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated interim financial statements for the respective periods.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured and recorded at Fair Value on a recurring basis

As of September 30, 2024 and December 31, 2023, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$77,533	$—	$—	$77,533	$36,277	$35,215	$—	$71,492
Restricted cash equivalents - current	241	—	—	241	25,692	—	—	25,692
Restricted cash equivalents - noncurrent	9,739	—	—	9,739	203,411	—	—	203,411
Investments:
Commercial paper, available for sale	—	—	—	—	—	46,049	—	46,049
US Treasury Notes	—	—	—	—	2,177	—	—	2,177
Total investments	$—	$—	$—	$—	$2,177	$46,049	$—	$48,226

Liabilities
Warrant liability:
RTI warrants	—	—	9,051	9,051	—	—	1,437	1,437
Private warrants	—	—	672	672	—	—	265	265
Series A warrants	—	53,566	—	53,566	—	20,357	—	20,357
Series B warrants	—	—	17,404	17,404	—	—	—	—
Series C warrants	—	—	32,750	32,750	—	—	—	—
Total warrant liability	$—	$53,566	$59,877	$113,443	$—	$20,357	$1,702	$22,059

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

For the instruments classified as level 3 (discussed further below), significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. However, since each of instruments classified as level 3 are being valued using similar inputs, a significant change that would impact expected volatility or the market price of PCT's Common Stock could result in a material change to the total combined value of these instruments. An increase in one or both of these inputs would result in a higher assessed value for each instrument.

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	September 30, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	85.10%	100.20%
Risk-free rate of return	3.79%	4.10%
Expected option term (years)	1.47	2.20

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

The aggregate values of the private warrants were $0.7 million and $0.3 million on September 30, 2024 and December 31, 2023, respectively.

A summary of the private warrants activity from December 31, 2023 to September 30, 2024 is as follows (in thousands):

Fair value (Level 3)
Balance, December 31, 2023	$265
Change in fair value	407
Balance, September 30, 2024	$672

Refer to Note 6 – Warrants for further information.

Measurement of the RTI warrants

The Company has determined the RTI warrants to be a Level 3 fair value measurement and has remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

	September 30, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	105.10%	118.10%
Risk-free rate of return	4.67%	4.70%
Expected option term (years)	0.25	1.00

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

Changes in Level 3 liabilities measured at fair value from December 31, 2023 to September 30, 2024 are as follows (in thousands):

Fair value (Level 3)
Balance, December 31, 2023	$1,437
Change in fair value	7,614
Balance, September 30, 2024	$9,051

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

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2024	May 10, 2024
Expected annual dividend yield	—%	—%
Expected volatility	85.10%	99.30%
Risk-free rate of return	3.60%	4.46%
Expected option term (years)	6.17	6.56

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

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Changes in Level 3 liabilities measured at fair value from May 10, 2024 to September 30, 2024 are as follows (in thousands):

Fair value (Level 3)
Balance, May 10, 2024 (Initial recognition date)	$6,802
Change in fair value	10,602
Balance, September 30, 2024	$17,404

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2024	September 13, 2024
Expected annual dividend yield	—%	—%
Expected volatility	85.10%	85.10%
Risk-free rate of return (Discrete)	3.60%	3.50%
Risk-free rate of return (Continuous)	0.04	0.03

Changes in Level 3 liabilities measured at fair value from September 13, 2024 to September 30, 2024 are as follows (in thousands):

Fair value (Level 3)
Balance, September 13, 2024 (Initial recognition date)	$30,050
Change in fair value	2,700
Balance, September 30, 2024	$32,750

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2024	September 13, 2024
Risk-free rate of return	3.58%	3.42%
Credit Spread	19.7%	18.9%

Changes in Level 3 liabilities measured at fair value from September 13, 2024 to September 30, 2024 are as follows (in thousands):

Fair Value (Level 3)
Balance at September 13, 2024	$6,938
Change in fair value	395
Balance, September 30, 2024	$7,333

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

NOTE 11 - AVAILABLE-FOR-SALE INVESTMENTS

The Company classifies its investments in debt securities as available-for-sale. Debt securities have been historically comprised of highly liquid investments with minimum “A” rated securities. The debt securities have historically been reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Refer to Note 10 – Fair Value of Financial Instruments for information related to the fair value measurements and valuation methods utilized.

The Company did not hold any available-for-sale investments as of September 30, 2024. The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$46,069	$—	$(20)	$46,049
Corporate Bonds	2,175	2	—	2,177
Municipal Bonds	—	—	—	—
Total	$48,244	$2	$(20)	$48,226

The following table represents the Company’s available-for-sale investments by contractual maturity as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$48,244	$48,226
Due after one year through five years	—	—	—	—
Total	$—	$—	$48,244	$48,226

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2024 and 2023, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Financial Assurance

On March 14, 2024, PCT renewed a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). Effective July 1, 2024, the amount was increased from $25.0 million to $45.9 million. Effective October 3, 2024, the amount was decreased from $45.9 million to $8.1 million as a result of PCT funding a restricted escrow account.

These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because PCT currently has no liability for these financial assurance instruments, they are not reflected in its consolidated balance sheets.

Legal Proceedings

PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of September 30, 2024.

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

On April 2, 2024, the Company reached a tentative settlement of the Consolidated Theodore Lawsuit (the “Securities Settlement”), which was memorialized in a Stipulation of Settlement dated May 6, 2024. Under the terms of the Securities Settlement, all known and unknown claims shall be settled for $12 million in exchange for a complete release of the Company and the individually named defendants in each of the referenced matters. The Securities Settlement shall be funded by the remainder of the Company’s self-insured retention under its directors and officers liability insurance policies applicable to the claims (“D&O Insurance”) and contributions by various carriers comprising part of the D&O Insurance tower available to the Company and defendants. On October 8, 2024, the Court entered a final order approving the Securities Settlement and resolving the Consolidated Theodore Lawsuit.

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

On April 5, 2024, plaintiffs in the Southgate matter filed an amended complaint (“Amended Southgate Complaint”), in which the plaintiffs allege the Company and the Individual Southgate Defendants violated Section 10(b) and Section 20(a) of the Exchange Act. The Amended Southgate Complaint alleges that beginning in April 2023 through December 2023, the Company and the Individual Southgate Defendants made misleading and inaccurate statements and omissions regarding the operations at the Ironton Facility, PCT’s ability to meet certain milestones and alleged issues with certain third-party contractors. On May 6, 2024, the Company and the Individual Southgate Defendants filed a motion to dismiss the Southgate complaint. On June 5, 2024, plaintiffs filed their brief in opposition to the Company and Individual Southgate Defendants' motion to dismiss. On June 5, 2024, the Company and the Individual Southgate Defendants filed a reply to the plaintiffs' brief. On November 12, 2024, the court will hear oral arguments on the Company and Individual Southgate Defendants' motion to dismiss.

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

On May 7, 2024, the Company entered into a memorandum of understanding agreement to settle the Ayers Derivative Lawsuit, the Brunson Derivative Lawsuit and certain shareholder demand letters described below under the heading Other Matters (the “Settling Demand Letters”), including demands under Delaware Code Section 220 and/or investigation demands (the “Derivative Settlement”). On July 17, 2024, the parties executed a Stipulation of Settlement. Under the proposed terms of the Stipulation in the Derivative Settlement, all claims shall be settled in exchange for certain corporate therapeutics and a monetary component of $3 million, out of which plaintiffs’ counsel intend to seek up to $1.75 million in attorneys’ fees (as approved by the Court), in exchange for a complete release of all claims, known or unknown, that have been or could have been asserted in the Ayers Derivative Lawsuit, the Brunson Lawsuit, the Settling Demand Letters, or in any other forum by any current PureCycle stockholders derivatively on behalf of PureCycle. Carriers comprising part of the D&O insurance tower will contribute $3 million of applicable policy limits to fund the monetary component of the Derivative Settlement. On July 31, 2024, the lead plaintiff in the Ayers Derivative Lawsuit filed a Motion for Preliminary Approval of the Derivative Settlement, which is pending before the court. The Derivative Settlement, including the amount of attorneys’ fees awarded, is subject to

PureCycle Technologies, Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

court approval. In the future, PCT may become party to additional legal matters and claims arising in the ordinary course of business. While PCT is unable to predict the outcome of the above or future matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial position, results of operations, or cash flows.

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

NOTE 13 - LEASES

On May 14, 2024, the Company sublet the leased space that previously housed its corporate headquarters in Orlando, FL and will have no further involvement in that property. The Company recognized a $0.8 million impairment on the related right-of-use asset for the nine months ended September 30, 2024, which is recorded in other expense in the condensed consolidated statements of comprehensive loss.

In October 2024, the Company commenced a real estate lease in Denver, Pennsylvania, where it began operations of a Feed PreP facility. The lease agreement, with an initial term of 15 years and total minimum lease payments of $52.3 million, is subject to 3% to 3.5% annual escalations.

NOTE 14 - SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated interim financial statements for the period ended September 30, 2024, management has evaluated events through November 15, 2024 to determine whether any events required recognition or disclosure in the condensed consolidated interim financial statements. The following subsequent events were identified through the date of these condensed consolidated interim financial statements:

Effective October 3, 2024, PCT decreased an outstanding surety bond from $45.9 million to $8.1 million as a result of PCT funding a restricted escrow account in its place.

In October 2024, PCT commenced the Denver, Pennsylvania lease. See Note 13 - Leases for additional information.

On October 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco and the Trustee entered into the Sixth Supplemental Indenture which amended certain provisions of the Indenture and Loan Agreement. See Note 3 - Notes Payable and Debt Instruments for additional information.

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

The Ironton Facility

PCT commenced commissioning activities at its first commercial-scale plant in Lawrence County, Ohio (referred to herein as the “Ironton Facility”), in April 2023, achieved mechanical completion of the plant and commenced pellet production from post-industrial and post-consumer materials later in 2023. The Ironton Facility leverages the existing infrastructure of PCT’s pilot facility known as the Feedstock Evaluation Unit, which became operational in 2019, and the Ironton Facility is expected to have UPR resin capacity of approximately 107 million pounds per year when fully operational. Through the first nine months of 2024, PCT has not yet reached meaningful production volumes, sales, or production of on-spec product. Currently, PCT is focused on customer sampling and qualifications and believes that this will lead to meaningful future sales. Also, during the third quarter, the Company initiated compounding operations to blend its resin with either post-industrial recycled material or virgin polypropylene, which is expected to improve product consistency and accelerate the product delivery to customers.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with sustaining continuous operations. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“CP2”), which impacts the ability to run higher volumes and produce consistent, high quality UPR resin. PCT has modified the CP2 removal system to remove higher volumes of CP2 more quickly and believes these changes enable us to produce higher volumes of on-spec product. The Company is currently testing the system improvements at various operating conditions to validate the new limits.

The Augusta Facility

In July 2021, PCT reached an agreement with The Augusta Economic Development Authority (“AEDA”) to build its first U.S. facility with multiple lines for both Feed PreP and purification in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to eventually include up to eight production lines, which are expected to collectively have UPR resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of PCT’s UPR resin. PureCycle has allocated 40% of the Augusta Facility output, for Lines 1 and 2, to existing customers and expects that additional offtake agreements will continue to be negotiated.

On June 30, 2023, PCT and the AEDA executed an Economic Development Agreement (“EDA”) related to the Company’s plans to construct the Augusta Facility. Pursuant to the EDA, PCT expects to receive certain property tax abatement benefits as well as certain other incentives, including site infrastructure development assistance (“Incentive Benefits”). In order to receive the Incentive Benefits under Phase One (as defined below) of the Augusta Project (as defined below), PCT will be obligated to create 82 full-time jobs with investments of at least $440 million no later than December 31, 2026. Through September 30, 2024, PCT has invested approximately $95.9 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments. If PCT elects to activate the second phase of the Augusta Project, PCT will be required to create an additional 25 full-time jobs and investments of $295 million no later than December 31, 2028. To the extent PCT fails to achieve an average of 80% of the jobs and investment commitments in any year over the 20-years of each phase, PCT will be required to make a repayment to the AEDA of a pro rata portion of the total value of the Incentive Benefits received by PCT in such year.

Also on June 30, 2023, PCT entered into a series of agreements with the AEDA to construct phase one (“Phase One”) of the Augusta Facility. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyors and pipelines (the “Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. As noted above, PCT anticipates that the first portion of Phase One will consist of one purification line and construction, which were commenced prior to the end of 2023. Also as noted above, construction of the first purification line must be completed by December 31, 2026.

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

PreP Facilities

In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT experienced challenges obtaining the necessary water and sewer permits to construct its first planned Feed PreP facility in Central Florida. PCT is evaluating its available recourses, including legal requirements and remedies with regard to its obligations for the remaining 8 years of its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in other locations. Also, in October 2024, PCT commenced operations of a Feed PreP facility in Denver, Pennsylvania. Throughout the second half of 2021, PCT developed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic). PCT’s enhanced sorting should allow PCT to process plastic bales between no. 1 and no. 7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.

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

Future Expansion

On January 17, 2023, the Company announced that its first European purification facility will be in Antwerp, Belgium. On October 20, 2022, the Company executed a Joint Venture Agreement with SK geo centric Co., Ltd. ("SK"), to develop a UPR purification facility in Ulsan, South Korea. Effective October 25, 2024, the Company and SK agreed to discontinue the joint venture for a project that was intended to construct and operate a recycled polypropolene purification plan at the SKGC Ulsan site; coordinating multiple independent technologies on a single site proved to be too challenging for the overall project execution. The two sides are open to working together to find an alternative location in South Korea, pursuant to a Heads of Agreement executed in 2022.

The Company is also planning to expand its production capabilities into Asia through negotiation of a joint venture with Mitsui & Co. Ltd. in Japan for in-country production and sales. Future expansion is dependent on successful completion of project financing.

Components of Results of Operations

Revenue

PCT generated an immaterial amount of revenue through the first nine months of 2024 and has not yet reached (i) significant continuous operational volumes at the Ironton Facility or (ii) significant revenue generation.

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

Research and Development Expense

Research and development expenses consist primarily of costs related to the continuous improvement and enhancement of the Technology, the facilities and equipment that will use the Technology to purify recycled polypropylene, and the processes needed to collect, sort, and prepare feedstock for purification. These include mainly personnel costs, depreciation for long-lived assets, third-party consulting costs, and the cost of various recycled waste. We are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of personnel-related expenses for our corporate, executive, finance and other administrative functions and professional services, including legal, audit and accounting services. We expect our selling, general, and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Results of Operations

Comparison of three and nine months ended September 30, 2024 and 2023

The following table summarizes our operating results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(in thousands, except %)	2024	2023	Change	Change	2024	2023	Change	Change
Costs and expenses
Operating costs	$16,965	$17,053	$(88)	(1)%	$60,379	$36,037	$24,342	68%
Research and development	1,544	1,592	(48)	(3)%	4,940	4,917	23	0%
Selling, general and administrative	12,789	12,958	(169)	(1)%	44,883	39,063	5,820	15%
Total operating costs and expenses	31,298	31,603	(305)	(1)%	110,202	80,017	30,185	38%
Interest expense	14,567	11,500	3,067	27%	41,676	16,183	25,493	158%
Interest income	(414)	(2,867)	2,453	(86)%	(4,530)	(6,377)	1,847	(29)%
Change in fair value of warrants	44,899	(48,817)	93,716	(192)%	54,532	(17,669)	72,201	(409)%
Loss on debt extinguishment	—	—	—	100%	21,214	—	21,214	100%
Other expense	289	51	238	467%	1,364	526	838	159%
Net (loss) income	$(90,639)	$8,530	$99,169	1,163%	$(224,458)	$(72,680)	$(151,778)	209%

Operating costs

The increase for the nine month period was primarily attributable to higher depreciation expense related to assets supporting operations of $14.0 million, respectively, due primarily to placing the Ironton Facility assets in service in the second quarter of 2023 and increased operational site costs of $11.5 million, respectively, related to operating the Ironton Facility. Operational costs did not significantly change over the three month period.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Research and development expenses

Research and development expenses did not significantly change period over period.

Selling, general and administrative expenses

The increase for the nine month period was principally attributable to $6.9 million higher legal and professional consulting fees primarily related to a legal settlements reached in the second and third quarters of 2024 and $2.1 million higher insurance costs, partially offset by $1.7 million lower employee costs and $0.5 million lower bonus costs due to lower headcount and $0.7 million lower taxes and licenses expense. Selling, general and administrative expenses did not significantly change over the three month period.

Interest expense

The increase for the three and nine month periods was attributable to additional financing incurred in the second and third quarters of 2023, including the closing of the $250.0 million of green convertible senior notes in August 2023, as well as ceasing capitalization of interest on the Revenue Bonds (as defined below) beginning in June 2023 as the plant is now in service.

Interest income

The decrease for the three and nine month periods was primarily attributable to the Company's liquidation of the available-for-sale investment portfolio earlier in 2024.

Change in fair value of warrants

The increased expense for the three and nine month periods was attributable to the change in fair value of the Company’s liability-classified warrants, of which the primary drivers of the change in valuation related to changes in the underlying price of PCT’s common stock, as well as an increase in the number of warrants in 2024.

Loss on debt extinguishment

The amount reported in the nine months ended September 30, 2024 relates to the loss recorded on the purchase of the majority of the outstanding Revenue Bonds in the first quarter of 2024.

Other expense

The increased expense for the nine month period was attributable to the $0.4 million change in derivative fair value in the third quarter of 2024. Other expense did not significantly change over the three month period.

Liquidity and Capital Resources

During 2023 and through September 30, 2024, PCT commenced commercial operations and sold an immaterial amount of resin and has not yet reached significant continuous operational volumes. PCT’s ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and the issuance of various debt instruments. On September 11, 2024, the Company entered into subscription agreements with certain investors pursuant to which it sold, in a private placement, approximately $90 million in the aggregate and before deducting fees and other estimated offering expenses of (i) Series A Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"); (ii) Common Stock and (iii) Series C Warrants. The following is a summary of the components of our current liquidity. The Debt Securities Available for Sale represent investment holdings in highly liquid debt securities and commercial paper with an average maturity of less than one year. As of December 31, 2023, Restricted cash consisted primarily of certain amounts required for the Series 2020A Bonds and other initial

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

construction commitments for the Augusta Facility. On March 5, 2024, a subsidiary of the Company purchased 99% of the outstanding bonds (as defined below) which, among other things, released Restricted Cash to be used to purchase the Bonds. See Indebtedness – Revenue Bonds for more information.

(in millions)	September 30, 2024	December 31, 2023
Cash and Cash Equivalents	$83.7	$73.4
Debt Securities Available for Sale	—	48.2

Ironton Facility Bond Reserves	$2.8	$210.6
Augusta Construction Escrow	—	14.4
Letters of Credit and Other Collateral	7.2	4.1
Restricted Cash (current and non-current)	$10.0	$229.1

Green Convertible Notes	$223.7	$220.7
Related Party Revenue Bonds	75.5	—
Equipment Financing Payable	28.2	21.6
Pure Plastic Related Party Note Payable	—	39.7
Revenue Bonds	12.8	234.6
Other Debt	1.1	—
Add: Discount and Issuance Costs	57.2	47.6
Gross Long-term Debt and Related Party Note Payable	$398.5	$564.2

As of September 30, 2024, PCT had $83.7 million of Cash and cash equivalents and $10.0 million of Restricted cash. PCT also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on March 31, 2026, per a recent amendment described below.

Through the first nine months of 2024, PCT has not yet reached meaningful production volumes, sales, or production of on-spec product. Currently, PCT is focused on customer sampling and qualifications and believes that this will lead to meaningful future sales. Also, during the third quarter, the Company initiated compounding operations to blend its resin with either post-industrial recycled material or virgin polypropylene, which is expected to improve product consistency and accelerate the product delivery to customers.

PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with sustaining continuous operations. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“CP2”), which impacts the ability to run higher volumes and produce consistent, high quality UPR resin. PCT has modified the CP2 removal system to remove higher volumes of CP2 more quickly and believes these changes will enable us to produce higher volumes of on-spec product. The Company is currently testing the system improvements at various operating conditions to validate the new limits.

On October 3, 2024, PCT funded $35.9 million to a restricted escrow account related to the Augusta purification facility project. Further, as of September 30, 2024, and through the twelve months from the date of filing, PCT had additional committed capital related to the Augusta Facility of approximately $11.0 million for long-lead equipment and pre-construction work. With additional project finance, the Company anticipates that it may make a higher level of investment in 2025 to further the construction of the Augusta Facility. Also remaining are final investments in the Ironton Facility of approximately $5.0 to $8.0 million. Moreover, there are interest and principal payments of at least $60.6 million, as well as other ongoing monthly costs associated with managing the Company and possible draws on the Revolving Credit Facility.

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

PCT believes that its current level of unrestricted liquidity is not sufficient to fund operations, outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding PCT’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q. See Note 1 - Organization - Liquidity and Going Concern for further information.

In an effort to alleviate these conditions, PCT is currently performing certain operational enhancements that are expected to correct the production issues with the Ironton Facility. Further, on March 5, 2024, PureCycle Technologies LLC ("PCT LLC") purchased 99% of the outstanding Bonds (as defined below). Since the purchase of the outstanding Bonds, PCT has, through a series of transactions described below, resold $116.8 million of Bonds at a purchase price of $800 per $1,000 principal amount. As of September 30, 2024, there were $117.6 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility. After considering management’s plans to mitigate these conditions, including operational progress and re-marketing of the Bonds, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, debt service, and other challenges or unforeseen circumstances. As a low-revenue operating company, PCT continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with our available unrestricted cash balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s Common Stock.

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

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flows

A summary of our cash flows for the periods indicated is as follows:

	Nine Months Ended September 30,
			$	%
(in thousands, except %)	2024	2023	Change	Change
Net cash used in operating activities	$(112,985)	$(61,330)	$(51,655)	84%
Net cash provided by (used in) investing activities	14,586	(55,329)	69,915	(126)%
Net cash provided by (used in) financing activities	(110,462)	273,275	(383,737)	(140)%
Cash and cash equivalents, beginning of period	302,514	227,523	74,991	33%
Cash and cash equivalents, end of period	$93,653	$384,139	$(290,486)	(76)%

Cash Flows from Operating Activities

The $51.7 million increase in net cash used in operating activities for the nine months ending September 30, 2024 compared to the same period in 2023 was primarily attributable to higher interest payments on debt of $31.1 million (including $17.7 million paid for the green convertible notes and $5.9 million in outstanding interest paid in connection with the purchase of the Revenue Bonds in March 2024), an increase in cash payments related to operating expenses of $22.1 million primarily driven by increased operational site costs at the Ironton Facility as well as higher legal and professional consulting fees primarily related to the payout of legal settlements in the second and third quarters of 2024.

Cash Flows from Investing Activities

The $69.9 million increase in cash provided by investing activities for the nine months ending September 30, 2024 compared to the same period in 2023 was attributable to $108.7 million lower capital expenditure payments, offset by $18.6 million higher investment purchases and $20.2 million lower maturities and sales of investments.

Cash Flows from Financing Activities

The $383.7 million increase in net cash used in financing activities for the nine months ending September 30, 2024 compared to the same period in 2023 was primarily attributable to $253.2 million paid to purchase the outstanding Revenue Bonds and a decrease of $225.2 million in proceeds from debt, partially offset by $90.0 million in preferred stock proceeds.

Indebtedness

There have been no material changes regarding the Company's indebtedness from the information we provided in our most recent Annual Report on Form 10-K, except as outlined in the information below. Refer to Note 3 - Notes Payable and Debt Instruments to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Company's outstanding indebtedness.

Revenue Bonds

On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain Revenue Bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly owned subsidiary of PCT, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

All of the Bonds are Outstanding under the Indenture. PureCycle Technologies LLC, a Delaware limited liability company (the “Guarantor”), purchased $246.8 million in aggregate principal amount of Bonds Outstanding under the Indenture on March 5, 2024, of which $216.8 million in aggregate principal amount were Series 2020A Bonds, such that the Guarantor comprised the Majority Holders. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly owned subsidiary of the Guarantor. As of September 30, 2024, there were $117.6 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds.

On October 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco and the Trustee entered into the Sixth Supplemental Indenture, which amended certain provisions of the Indenture and Loan Agreement. Refer to Note 3 – Notes Payable and Debt Instruments for further discussion.

Revenue Bonds Issued to Related Party

On May 7, 2024, PCT LLC and Pure Plastic LLC ("Pure Plastic") executed a bond purchase agreement (as subsequently amended and restated to reflect the appropriate denomination of bonds, the “Amended and Restated Bond Purchase Agreement”), whereby Pure Plastic purchased approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC (the “Related Party Bonds”), including (i) a portion of the Series 2020A Bonds, (ii) all of the Series 2020B Bonds, and (iii) all of the Series 2020C Bonds, at a purchase price of $800 per $1,000 principal amount of the Related Party Bonds. Affiliates of Pure Plastic are greater than 5% beneficial owners of the Company.

On May 10, 2024, Pure Plastic executed a Payoff and Release Letter (the “Payoff and Release Letter”), which memorialized the exchange of the Company’s obligations under the $40 million term loan provided to the Company pursuant to the Term Loan Credit Agreement (as defined below). The Company was also required to pay a 12% prepayment premium on the outstanding principal and interest paid in order to prepay the Term Loan Facility (the “Prepayment Premium”), plus certain expenses. The Company issued warrants (“Series B Warrants”) to Pure Plastic pursuant to the Series B Warrant Agreement to satisfy the Prepayment Premium (the “Series B Warrant Agreement”). Refer to Note 6 – Warrants for further discussion.

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

On August 7, 2024, PCT LLC, Pure Plastic, and several other parties reached agreement on terms whereby certain purchasers purchased approximately $22.5 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $800 per $1,000 principal amount (the “August Purchased Bonds”) under a bond purchase agreement. The purchase of the August Purchased Bonds was completed and funds received by PCT LLC on or about August 9, 2024, with $12.5 million in aggregate par amount being sold to Pure Plastic and $10.0 million in aggregate par amount being sold to other parties.

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

On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Revolving Credit Agreement.

In conjunction with PCT LLC’s sale of approximately $94.3 million of Related Party Bonds, on May 10, 2024, the Company, the Guarantors, the Administrative Agent, the Security Agent and the Lenders executed a Limited Consent and Fifth Amendment to the Credit Agreement to permit the Disposition of Bonds (as defined therein), as well as to provide certain administrative revisions to eliminate the Intercreditor Agreement (as defined therein) and references to the Term Loan Credit Agreement.

On September 11, 2024, in connection with PCT's offering of Series A Preferred Stock, PCT extended the maturity date of the Revolving Credit Facility to March 31, 2026, in conjunction with the Limited Consent and Sixth Amendment to the Credit Agreement,which also (i) permitted the offering of Series A Preferred Stock; (ii) added PureCycle Augusta, LLC as a “Guarantor” and a "Loan Party" thereunder and (iii) added as secured obligations certain obligations in respect of the Series A Preferred Stock, Series C Warrants and pre-funded warrants owed to the Lenders’ affiliates.

The Pure Plastic Term Loan Facility

On May 8, 2023, the Company entered into a $40.0 million term loan facility pursuant to the Term Loan Credit Agreement ("Term Loan Credit Agreement") dated as of May 8, 2023, among the Guarantors and Pure Plastic (as Lender, Administrative Agent, and Security Agent), which matures on December 31, 2025 (the “Term Loan

PureCycle Technologies, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

Financial Assurance

On March 14, 2024, PCT renewed a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). Effective July 1, 2024, the amount was increased from $25.0 million to $45.9 million. Effective October 3, 2024, the amount was decreased from $45.9 million to $8.1 million as a result of PCT funding a restricted escrow account.

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

PureCycle Technologies, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks as of September 30, 2024 does not differ materially from that included in our most recent Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

PCT’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures in ensuring that the information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, PCT’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, PCT’s internal control over financial reporting.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 12 - Commitments and Contingencies - to the Notes to the Interim Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its common stock for the third quarter of 2024:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	69,604	$5.28	—	$—
August 1 to August 31	16,373	6.64	—	—
September 1 to September 30	1,174	5.54	—	—
Total	87,151	$5.54	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies LLC. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-250847)) †

3.1

Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251034))

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Declassify the Board of Directors (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Incorporate Certain Other Changes (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.4

Certificate of Designations of Series A Preferred Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2024)

3.5	Second Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 13, 2024)

4.2	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 13, 2024)

4.3	Form of Waiver from holders of Series A Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 18, 2024)

10.1

Form of Subscription Agreement dated as of September 11, 2024, by and between PureCycle Technologies,Inc. and the subscribers thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2024)

10.2

Limited Consent and Sixth Amendment to Credit Agreement, dated as of May 10, 2024, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 13, 2024) †

10.3	Sixth Supplemental Indenture (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 29, 2024)

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2024*

31.2	Rule 13a – 14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended September 30, 2024*

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2024*

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended September 30, 2024*

101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 and 2023.
(iii) Unaudited Condensed Consolidated Statements of Stockholders Equity for the Three and Nine Months Ended September 30, 2024 and 2023.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023.
(v) Notes to the Interim Condensed Consolidated Financial Statements.

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Submitted electronically herewith.

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

Date: November 15, 2024