Form 10-K
period 2024-12-31
PureCycle Technologies, Inc.
filed 2025-02-27
CIK 1830033

lirev

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

None.

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $723.7 million based on a closing price of $5.92 as reported on the Nasdaq Capital Market on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 24, 2025, there were 179,336,275 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•
PCT's ability to meet, and to continue to meet, applicable regulatory requirements for the use of PCT’s PureFive™ resin (as defined below) in food grade applications (including in the United States, Europe, Asia and other future international locations);
•
PCT's ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the PureFive™ resin and PCT’s facilities (including in the United States, Europe, Asia and other future international locations);
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

PureCycle Technologies, Inc.

PART I

Item 1. Business

Overview

PureCycle Technologies, Inc. ("PCT" or the "Company") is a Florida-based corporation focused on commercializing a patented dissolution process to physically separate the polymer from other plastics, color, and contaminants (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin with near-virgin characteristics, called PureFive™ resin. PureFive™ resin represents the family of recycled resin products we produce, including ultra-pure resin and other grades used for compounding to meet customer specifications, which has similar properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. In April 2023, we certified as mechanically complete the Ironton Facility, which we expect to have capacity of approximately 107 million pounds per year when fully operational. Commissioning activities are ongoing, but the plant is not yet operating at the expected full capacity. PCT’s goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

PCT’s process includes the following steps:

•
Feed Pre-Processing (“Feed PreP”) collects, sorts, and prepares polypropylene waste (“feedstock”) for purification.
•
Purification is a dissolution recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially available equipment and unit operations. The purification process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity, and odor of the plastic without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin.
•
Compounding is a step which can be used on a case-by-case basis. Compounding allows for the modification of the resin to meet the end-user’s qualifications with melt flow, flexibility, clarity and strength being some of the properties that can be tailored through compounding.

PCT intends to build new recycling purification facilities globally, as project financing becomes available. In addition to the Ironton Facility, our first U.S. facility with multiple lines for purification (“multi-line facility”) is planned to be in Augusta, Georgia (the “Augusta Facility”), and Feed PreP facilities are planned to be centrally located. The Augusta Facility will be our first scaled up multi-line facility model. Pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility is currently underway and is expected to create efficiencies across the construction and permitting processes. Further, we have placed orders for our long-lead equipment for the Augusta Facility, with additional construction progress expected to continue pending timely completion of project financing. We currently expect the first international facility plant to be located in the Port of Antwerp in Belgium.

PCT believes a sufficient number of feedstock sources have been identified that are suitable for its purification technology. PCT has partnered with suppliers and has built a Feed PreP facility in Denver, Pennsylvania, which began operating in October 2024, to provide the required mix and quality of feedstock necessary to meet its offtake requirements at Ironton, and believes it will be able to source feedstock sufficient to support future operations in the U.S., Europe, and Asia.

The Technology has been evaluated by third parties with a focus on the Technology’s efficacy and commercial scalability. Certain of our strategic partners have conducted testing on PCT’s PureFive™ resin. In these evaluations, PCT’s PureFive™ resin compared favorably to virgin polypropylene in common Food & Beverage industry benchmarks for melt flow and mechanical properties, purity, odor, and function (lift decay, hinge break, and impact resistance).

Industry Background

Currently, polypropylene is one of the largest contributors to the global plastics waste crisis. Each year more than 170 billion pounds of polypropylene are manufactured and incorporated into a wide array of consumer facing and industrial products. According to a 2022 report from Greenpeace, the EPA (as defined below) estimated in a 2018 study that less than 1% of polypropylene is collected and recycled annually, compared to approximately 19% of polyethylene terephthalate. Many of the advantages attributed to polypropylene (strength, toughness, elasticity) also contribute to its problematic waste stream after initial use. Due to its chemical makeup, polypropylene does not react with diluted bases and acids. Consequently, polypropylene does not break down and can remain a pollutant in our oceans, landfills, and food chain for centuries.

In response to these issues, multinational companies have partnered with non-governmental organizations and trade associations to encourage recycling of plastics. Significant capital has been raised to combat the global plastics crisis, including multinational collaboration, ocean clean-up initiatives, new plastic economies, and global infrastructure investments. Furthermore, over 450 multinationals have signed commitments focused on, among other things, the reuse, recycling, or composting of all plastic packaging. Numerous multinationals have taken this pledge even further by committing to reduce the use of virgin plastic packaging. Negotiations for a global plastic pollution treaty that addresses the full life cycle of plastic, including its production, design, and disposal are expected to resume in 2025. These commitments are being driven by consumer demand for sustainable products, which is expected to continue to drive many multinational corporations to source sustainable materials to achieve publicly announced sustainability objectives.

While there are a range of ways that plastics can be recycled today, there are very limited options available for polypropylene. The current options are chemical and mechanical recycling, both of which have significant drawbacks that have resulted in extremely low recycling rates. Chemical recycling requires further processing to become a viable product for fuel or plastic, which results in substantially higher energy expenditure, carbon dioxide emissions, and inflated cost. Mechanical recycling, while more energy efficient than chemical recycling, does not remove other plastics and additives from the end product, leading to wide variation in end product quality and low-value end uses.

PureCycle’s Solution: Patented Dissolution Recycling Technology

PCT’s recycling technology is a dissolution recycling process that uses a combination of solvent, temperature, and pressure. Waste stream polypropylene is returned to near-virgin condition through a novel configuration of commercially available equipment and unit operations. The dissolution process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity, and odor of the polypropylene plastic with minimal controlled alteration of the physical characteristics of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin. The unique supercritical fluid extraction process does not require chemical reactions.

Key benefits of the Technology include:

•
its use of standard processing equipment that is commercially available and widely used;
•
its use of a physical separation/purification process without chemical reactions;
•
it is expected to utilize approximately one fourth the amount of energy required to produce virgin polypropylene resin; and

•
its ability to recycle a wide range of polypropylene waste.

Our patented dissolution recycling technology results in near-virgin quality and substantially improved odor profile compared to traditional recycled polypropylene. PureFive™ resin provides our customers with 100% recycled content without compromising appearance, purity, odor or performance in finished products.

The Product: PureFive™ resin

Polypropylene has multiple applications including packaging and labeling for consumer products, textiles and plastic parts for many industries and, particularly the automotive industry. It is one of the most used plastics in the world due to its flexibility as a “living hinge” on consumer product lids (e.g., shampoo, condiments) since it typically will not break when bent even after multiple movements and ranges of motion.

PCT’s unique purification process separates colors, odors, other plastics, and additives through a physical separation process. This process and end product quality have been tested and validated by P&G, prospective offtake partners, and independent third-party labs. When compared to virgin resin, PCT’s PureFive™ resin expresses near identical mechanical properties across Melt Flow Index (a measure of viscosity), Tensile Modulus (measure of stiffness), and Impact Strength (a measure of sudden resistance to force).

PCT has leveraged strategic partners with expertise in operations, the use of additives to improve the physical properties of polymers, and consumer packaged goods companies to conduct early testing to confirm that the product meets the expectations of the end users and offtake partners.

Offtake and Customers

Based on current offtake subscription agreements and letters of intent, PCT intends to market and sell the PureFive™ resin to a wide range of industries, including but not limited to: resin distributors, resin converters, compounders, consumer goods manufacturers, food and beverage producers, textile and toy manufacturers, and personal care goods producers. Polypropylene is used in a variety of end markets, including consumer packaged goods, electronics, automotive, building & construction, household goods, carpets and clothing, and agriculture. Due to a growing awareness around sustainability and many multinational companies shifting their strategic focus to sustainability as a key differentiator, PCT intends to provide PureFive™ resin to a diversified customer base across most, if not all, of these end markets over time.

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

Properties

The Feedstock Evaluation Unit

The Feedstock Evaluation Unit (the "FEU") is an 11,000 square foot facility located adjacent to the commercial line at the Ironton Facility with over 1 mile of stainless-steel piping. The facility was completed in July 2019 and has been producing PureFive™ resin since that time. The FEU is considered a pilot scale replica of the larger commercial line at the Ironton Facility.

The Ironton Facility

Located on the same site as the FEU, PCT commenced construction in October 2020 of its first commercial-scale plant, the Ironton Facility. PCT commenced commissioning activities at the Ironton Facility in April 2023, and, later in 2023, PCT achieved mechanical completion of the plant and commenced pellet production from post-industrial and post-consumer materials. The Ironton Facility is expected to have PureFive™ resin capacity of approximately 107 million pounds per year when fully operational. Currently, PCT is focused on customer sampling and qualifications and believes that this will lead to meaningful future sales. Also, the Company recently initiated compounding operations to blend its resin with either post-industrial recycled material or virgin polypropylene. The expansion into compounding is expected to improve product consistency, accelerate product delivery to customers and provide brand owners with a consistent product for each of their specific needs.

PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which other plastics and additives can currently be removed from the purification process, as well as challenges with sustaining continuous operations. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“CP2”), which impacts the ability to run higher volumes and produce consistent, high quality PureFive™ resin. PCT has modified the CP2 removal system to remove higher volumes of CP2 more quickly and believes these changes enable us to produce higher volumes of on-spec product. The Company is currently testing the system improvements at various operating conditions to validate the new limits.

The Research and Development Lab

The lease for the Company's research and development lab in Durham, North Carolina commenced in 2023 and the facility opened in 2024. The lab is instrumental in developing cutting-edge analytical techniques to characterize polymer-solvent interaction in supercritical fluids, advancing fundamental process understanding to target hard to recycle polypropylene materials, generating insights into process modifications that drive energy reduction and reductions in capital expenditures for future plant sites, leveraging research and development analytical techniques and expertise to allow industries with traditionally low recycling rates to adopt recycled polypropylene material, and supporting zero-waste efforts by engaging third parties to utilize Co-Product 1 and CP2.

The Augusta Facility

PCT announced that it had secured the site location for its second purification facility in Augusta, Georgia on July 29, 2021 and executed a lease on June 30, 2023, for an approximately 150-acre tract, with the availability to lease a second tract, totaling approximately 50 acres, subject to various milestones. The Southeast was targeted given its ideal location for access to feedstock and multiple ports creating numerous options for exporting the PureFive™ resin overseas. Augusta also provides a strong labor market, optimized infrastructure with access to electricity and natural gas at the site boundary, and an advanced supply chain with interstate and rail access to reduce transportation costs.

The Augusta Facility is planned to be the Company’s first multi-line facility, currently expected to be comprised of up to eight purification lines and is designed to ultimately produce approximately 130 million pounds annually per line. The engineering design has been completed and portions of the long-lead equipment have been ordered.

Global Facilities

On January 17, 2023, the Company announced that its first European purification facility is planned to be in Antwerp, Belgium.

The Company is also planning to expand its production capabilities into Asia through negotiation of a joint venture with Mitsui & Co. Ltd. in Japan for in-country production and sales. Future expansion is dependent, in part, on successful completion of project financing.

PreP Facilities

PCT has installed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as #5 plastic). PCT’s enhanced sorting allows PCT to process plastic bales between #1 and #7. PCT’s new Feed PreP facilities will extract polypropylene and ship it to PCT’s purification lines, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.

In October 2024, the Company commenced a real estate lease in Denver, Pennsylvania, where it began operations of a Feed PreP facility. The lease has a 15-year term. In conjunction with the Augusta Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics.

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

FDA Requirements

Recycled polypropylene in food packaging applications in the U.S. is regulated by the U.S. Food and Drug Administration (“FDA”). The FDA has established certain requirements for the use of polypropylene in food packaging, as well as guidelines for the use of recycled plastics in food packaging. On a voluntary basis, companies may ask the FDA to issue a Letter of No Objection ("LNO") to provide assurance to customers regarding regulatory compliance and safety of systems that recycle polymers.

On September 10, 2021, PCT filed for a FDA LNO for Conditions of Use A – H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. Conditions of Use C – H address many consumer product packaging requirements, including applications for hot filled and pasteurized, as well as room temperature, refrigerated and frozen applications. Generally speaking, Conditions of Use A and B relate to extreme temperature applications. The LNO submission also defines the feedstock sources for the Company’s planned commercial recycling process, and this LNO submission pertained to (i) food grade post-industrial recycled feedstocks and (ii) food grade curbside post-consumer recycled feedstocks.

On September 6, 2022, PCT received two separate notifications from the FDA with respect to the following two feedstock sources:

(i) Food grade post-industrial recycled feedstocks: an FDA LNO approving Conditions of Use A – H and

(ii) Food-grade post-consumer recycled feedstock from stadiums: an FDA LNO for Conditions of Use E – G.

On June 11, 2024, the Company received an additional LNO from the FDA, which expands upon the previous LNO and allows use of PCT's PureFive™ resin (to the extent made from food grade post-consumer recycled material) in contact with all food types under FDA's Conditions of Use A through H.

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

Recycled polypropylene for use in non-food packaging uses complies with or is exempt from the EPA’s requirements under the Toxic Substances Control Act (“TSCA”), since polypropylene (Chemical Abstracts Service Registry Number (CASRN) 9003-07-0) is approved for use on the TSCA Chemical Substances Inventory and the manufacture of polymers is exempt from TSCA Chemical Data Reporting. Additive selection will also comply with the TSCA.

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

Intellectual Property

Pursuant to the License Agreement, P&G has granted PCT a license to utilize P&G’s intellectual property, and PCT has granted a sublicense of P&G intellectual property back to P&G under the terms of the License Agreement, with a limited right to sublicense by P&G (the “Grant Back”) subject to volume and geographic restrictions for future plants outside North America. Under the Grant Back, for five years after the effective date of the License Agreement, the aggregate tonnage that could be produced under the Grant Back was capped at 500,000 metric tons per year worldwide. Beyond year 5, that aggregate annual tonnage will be expanded to enable modest expansion across each of the six regions worldwide (generally, North America, Europe, China, Asia, Africa and Latin America). PCT and P&G amended the License Agreement to, among other things, waive P&G’s clawback exclusivity for plants in North America. With regard to the other regions of the world, subject to the achievement of certain construction and sales deadlines, P&G retains the right to a license exclusivity clawback, and tonnage limitations under the Grant Back are waived if PCT, a PCT Affiliate, or a sublicensee does not meet the following construction and sales timelines: for Europe and Asia start of plant construction must begin by December 31, 2027 and commencement of sales must occur by December 31, 2030; for Greater China and Latin America, construction must begin no later than December 31, 2032 and commence sales by December 31, 2035; and for Africa start of construction must occur by December 31, 2037 and sales must commence by December 31, 2040.

PCT has a limited right to sublicense the technology to PCT affiliates and select third parties with the consent of P&G. All fourteen filed and granted patents are utility patents (as opposed to design patents and applications). All of the patents relate to the same core PCT technology processes. This patent estate covers the proprietary process by which waste polypropylene is converted into recycled polypropylene resin, specifically the method for separating and purifying polymers from the reclaimed and contaminated polypropylene, polyethylene and other polymers. The License Agreement also governs the ownership of process improvements. Improvements (as defined in the License Agreement) invented by PCT are owned by PCT and are licensed back to P&G for the purpose of selling licensed product, while Improvements (as defined in the License Agreement) invented by P&G or jointly by P&G and PCT are owned by P&G and licensed to PCT. The license may become non-exclusive if PCT fails to make payments or undergoes a change of control without the prior written consent of P&G. If PCT defaults under the License Agreement and the License Agreement is terminated, P&G fails to perform its obligations under these agreements, or PCT’s relationship with P&G is otherwise damaged or severed, this could have a material adverse effect on PCT’s business, results of operations or financial performance. In addition, P&G’s failure to consent to future sublicenses by PCT to PCT affiliates and select third parties would limit PCT’s ability to expand as contemplated by its current business plan.

The License Agreement will terminate upon the later of (a) the expiration of the last Licensed Patent (as defined in the License Agreement) to expire and (b) the expiry date of the warrant between PCT and P&G (which was executed on October 16, 2020). Under the License Agreement, fourteen Utility Patents were filed and granted by the United States Patent and Trademark Office. Each Utility Patent will expire on the 20-year anniversary of the original application filing date. Together, these fourteen Utility Patents make up the Licensed Patents.

Human Capital Resources

Employees & Demographics. As of December 31, 2024, PCT employed 157 team members. None of PCT’s employees are represented by a labor union. With respect to demographics, approximately 23% of our employees are female and 77% are male.

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

Risks Related to PCT’s Status as a Low Revenue Early Commercial Stage Company

PCT is a low revenue early commercial stage company and may never achieve or sustain profitability.

PCT relies principally on the commercialization of our PureFive™ resin to generate revenue growth. To date, such products and services have delivered minimal revenue. Also, PureFive™ resin product offerings and partnering revenues are in their very early stages. PCT believes that commercial success is dependent upon the ability to significantly increase the number of purification plants, feed pre-processing facilities (“Feed PreP facilities”), feedstock suppliers and offtake partners as well as strategic partners that utilize PureFive™ resin. PCT is an early commercial stage company that evaluates various strategies to achieve its financial goals and commercialization objectives on an ongoing basis. In this regard, PCT’s production methodology is subject to change as a result of modifications to business strategy, future plant designs and construction timelines, or market conditions. Furthermore, if demand for PureFive™ resin products does not increase as quickly as planned, PCT may be unable to increase revenue levels as expected. PCT is currently not profitable. Even if PCT succeeds in increasing adoption of PureFive™ resin products by target markets, maintaining and creating relationships with existing and new offtake partners, feedstock suppliers and customers, and developing and commercializing additional plants, market conditions, particularly related to pricing and feedstock costs, may result in PCT not generating sufficient revenue to achieve or sustain profitability.

PCT’s ability to be profitable in the future will depend on PCT’s ability to successfully commercialize PureFive™ resin products, and any other products PCT may develop in the future, to scale in the United States, Europe and beyond.

PCT’s ability to be profitable in the future will depend on PCT’s ability to commercially scale PureFive™ resin products and any other products PCT may develop in the future, including establishing sales, marketing and distribution capabilities to effectively market and sell PureFive™ resin products in the United States, Europe and in other territories and achieving market acceptance of PureFive™ resin products.

PCT’s ability to be profitable will also depend on PureFive™ resin products maintaining regulatory approval and achieving market acceptance. Because of the uncertainties associated with market conditions, particularly related to pricing and feedstock costs, PCT is unable to accurately predict the timing or amount of increased expenses or when, or if, PCT will be able to achieve profitability. The amount of future losses will depend, in part, on the rate of future growth of PCT’s expenses and PCT’s ability to generate revenues.

Other than the future production and sale of PureFive™ resin products, there are currently no other lines of business or other material sources of revenue. Such a lack of diversification may limit PCT's ability to adapt to changing business conditions and could have an adverse effect on PCT's business, financial condition, results of operations, and prospects.

The License Agreement sets forth certain construction and sales deadlines which, if missed, could result in a termination or conversion of the license granted under the License Agreement.

Pursuant to the License Agreement, P&G has granted PCT a license to utilize certain P&G intellectual property. The License Agreement sets forth certain construction and sales deadlines for future facilities outside North America which, if missed, could result in a termination of the license granted under the License Agreement (if PCT is unable to make PureFive™ resin at certain production volumes and at certain prices within a certain time frame). The license agreement also sets forth certain construction and sales deadlines for future facilities outside of North America which, if missed, could result in conversion of the license to a non-exclusive license (if PCT is unable or unwilling to provide P&G with PureFive™ resin at certain prices from the first plant). In the event the Licenser Agreement is terminated or converted to a non-exclusive license, this could have a material adverse effect on PCT's business, financial condition, results of operations, and prospects.

PCT’s outstanding secured and unsecured indebtedness, ability to incur additional debt and the provisions in the agreements governing PCT’s debt, and certain other agreements, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

As of December 31, 2024, PCT had total consolidated debt of $346.6 million, including notes payable to related parties. PCT has not yet begun commercial operations and does not have any sources of material revenue. PCT’s debt service obligations could have important consequences to PCT for the foreseeable future, including the following: (i) PCT’s ability to obtain additional financing for capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of PCT’s cash flow from operating activities must be dedicated to the payment of principal and interest on PCT’s debt, thereby reducing the funds available to us for PCT’s operations and other corporate purposes; and (iii) PCT may be or become substantially more leveraged than some of its competitors, which may place PCT at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.

PCT is required to maintain compliance with certain financial and other covenants under its debt agreements. There are and will be operating and financial restrictions and covenants in certain of PCT’s debt agreements, including the Loan Agreement (as defined below), as well as certain other agreements to which PCT is or may become a party. These limit, among other things, PCT’s or its subsidiaries’ ability to incur certain additional debt, create certain liens or other encumbrances, sell assets, and transfer ownership interests and transactions with affiliates of PCT. These covenants could also limit PCT’s ability to engage in activities that may be in PCT’s best long-term interests. PCT’s failure, or perceived failure, to comply with certain covenants in these agreements could result in an Event of Default (as defined therein) under the various debt agreements, allowing lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. An Event of Default would also adversely affect PCT’s ability to access its borrowing capacity and pay debt service on its outstanding debt, likely resulting in acceleration of such debt or in a default under other agreements containing cross-default provisions. Under such circumstances, PCT might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by PCT’s financing agreements on its ability to pay dividends, incur additional debt and to take other actions might significantly impair PCT’s ability to obtain other financing, generate sufficient cash flow from operations to enable PCT to pay its debt or to fund other liquidity needs. Such consequences would adversely affect PCT’s business, financial condition, results of operations and prospects.

PCT faces risks and uncertainties related to litigation, regulatory actions and investigations.

From time to time, PCT may be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with our feedstock suppliers and offtake partners as well as strategic partners, intellectual property disputes, additional volatility in the market price of our securities, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements may result in materially adverse monetary damages or injunctive relief against PCT. Any claims or litigation, even if fully indemnified or insured, could damage PCT’s reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal and regulatory proceedings described under Legal Proceedings in Note 15, Commitments and Contingencies, to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K are subject to future developments and management’s view of these matters may change in the future.

Risks Related to PCT’s Operations

Delays in commissioning and obtaining an independent engineer’s certificate of operational performance at the Ironton Facility or any new project could severely impact PCT’s business, financial condition, results of operations and prospects.

PCT may not be able to achieve full commissioning and the certification of operational performance required by an independent engineer of the Ironton Facility in the expected timeframe or at all due to a variety of factors, including, achieving continuous operations of the Ironton Facility and producing recycled pellets pursuant to certain specifications at nameplate capacity for five consecutive days. Failure to obtain the certification could severely impact PCT’s business, financial condition, results of operations and prospects, and impact PCT’s ability to comply with certain covenants under its debt agreements.

In addition, PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the recycled polypropylene production rates, due in part to the rates at which other plastics and additives can currently be removed from the purification process, as well as challenges with sustaining continuous operations. Recently, PCT has been focused on the recovery and removal of CP2, which impacts the ability to run higher volumes and produce consistent, high quality PureFive™ resin. If the system improvements at various operating conditions fails to achieve the new limits, PCT could experience an adverse effect on its business, financial condition, results of operations and prospects.

Construction of one or more additional pre-processing and purification facilities may be delayed or abandoned.

The construction and commissioning of any new project, including pre-processing and purification facilities, is dependent on a number of contingencies, many of which are beyond PCT’s control. There is also a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed construction site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance and operations. No assurance can be given that construction will be completed, or will be completed without further delay.

Initially, PCT will rely on a single facility for all of its operations, and its business is not diversified.

Initially, PCT will rely solely on the operations at the Ironton Facility. Adverse changes or developments affecting the Ironton Facility could impair PCT’s ability to produce PureFive™ resin and its business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Ironton Facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption or outages, work stoppage, disease outbreaks or pandemics, equipment failure, delay in supply delivery, or shortages of material, equipment, or labor, would significantly disrupt PCT’s ability to grow and produce PureFive™ resin products in a timely manner, meet its contractual obligations and operate its business. PCT’s equipment is costly to repair, and PCT’s equipment supply chains may be disrupted in connection with pandemics, trade wars or other factors. If any material amount of PCT’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect PCT’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage PCT has may not be sufficient to cover all of its potential losses and may not continue to be available to PCT on acceptable terms, or at all.

There are also currently no other lines of business or other material sources of revenue to support the Company's future. Such lack of diversification may limit PCT's ability to adapt to changing business conditions and could have an adverse effect on PCT's business, financial condition, results of operations and prospects.

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

PCT relies on its proprietary intellectual property, including registered trademarks and certain licensed intellectual property under the License Agreement and other documents to market, promote and sell PureFive™ resin products. PCT monitors and protects against activities that might infringe, dilute, or otherwise harm its trademarks and other intellectual property and relies on the relevant patent, trademark and other laws of the U.S. and other countries. However, PCT may be unable to prevent third parties from using its intellectual property without authorization. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, provide less protection for PCT’s proprietary rights than the laws of the U.S. and present greater risks of counterfeiting and other infringement. To the extent PCT cannot protect its intellectual property, unauthorized use and misuse of PCT’s intellectual property could harm its competitive position and have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

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

Additionally, concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, PCT may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of PCT’s products. Likewise, a failure to comply with any current or future sustainability-related reporting requirements, as established by regulators in the United States, Europe, and beyond, may result in loss of business, regulatory penalties, litigation, and/or reputational damage.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) and sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, circularity, data privacy, artificial intelligence, human capital and diversity, equity and inclusion.

The Company’s evolving efforts to develop, research, and accurately report on the implementation of a sustainability strategy may create operational risks and expenses and expose us to reputational, legal and other risks. While the Company makes statements about its ESG initiatives through information provided on its website, press statements, sustainability reports, and other communications, some of the statements may be based on hypothetical expectations and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including related costs, and may not be accepted as sufficient by certain ESG-focused constituencies. Those assumptions and expectations involve risks and uncertainties, including those described under “Forward Looking Statements” and in the “Disclaimer” section in the Company’s Sustainability Reports, and may be subject to error or misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. In addition, some stakeholders may disagree with the Company's targets and objectives, and the focus of stakeholders may change and evolve over time. The Company’s failure to adopt or comply with stakeholder expectations and standards on ESG matters, comply with applicable jurisdictional ESG laws and regulations, or meet sustainability goals or contribution targets that the Company sets), could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, and financial condition.

PCT may be negatively impacted by volatility in the political and economic environment, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact PCT’s business. Further, rising or prolonged high inflation may negatively impact PCT’s business and raise its costs, specifically with respect to the construction of the Augusta Facility and other future purification and Feed PreP facilities. In the case of sustained inflation, it could become increasingly difficult to effectively mitigate the increases to PCT’s costs. If PCT is unable to take actions to effectively mitigate the effect of the resulting higher costs, PCT’s business, financial condition, results of operations and prospects could be adversely impacted.

Although the Federal Reserve began to reduce interest rates in late 2024, they continue to remain higher than pre-pandemic levels. The Federal Reserve may continue to hold them at their currently high rates longer than expected. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect PCT’s offtake partners, feedstock suppliers and potential customers. Similarly, the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East has created extreme volatility in the global capital markets and could have further global economic consequences, including disruptions of the global supply chain and energy markets. Furthermore, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity concerns. Any such volatility, disruptions or market-wide liquidity concerns may adversely affect PCT’s business or the third parties on whom it relies. If the equity and credit markets deteriorate, including as a result of political or economic unrest or war, it may make necessary debt or equity financing, such as the financing necessary to fully fund the construction of the Augusta Facility, future purification facilities and currently contemplated and future Feed PreP facilities and otherwise finance PCT’s expansion, more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased or sustained inflation can adversely affect PCT by increasing its costs, including labor and employee benefit costs. In addition, higher or sustained inflation, macro turmoil, uncertainty and market-wide liquidity concerns could also adversely affect PCT’s offtake partners, feedstock suppliers and potential customers, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.

Risks Related to PCT’s Production of PureFive™ Resin

There is no guarantee the Technology is scalable to commercial-scale profitability.

The Technology is based upon generally available commercial equipment to process contaminated polypropylene into clean recycled polypropylene product. While PCT has constructed the FEU to demonstrate the process using the same or similar equipment (except at a smaller scale) as the Ironton Facility, the FEU does not operate at a commercial scale. The collective test data was used to design the Ironton Facility equipment for commercial scale and testing under the intended operating conditions and configuration for the commercial-scale operation to verify reproducibility of results including color, melt flow index, moldability (tensile modulus and other measures) and the odor of the final PCT-produced polypropylene product. While that testing indicated that the FEU can generate recycled polypropylene product that on average meets all of its key parameter targets, PCT cannot guarantee these results will be achieved if or when the Ironton Facility is operating at full capacity. PCT's ability to achieve commercial-scale profitability relies on its ability to commercially scale its operations. Further, of the four quality parameters for PureFive™ resin, odor is the most difficult to characterize and measure. PCT’s goal is to generate product that will significantly reduce the odor of the offtake and be comparable or nearly comparable to virgin polypropylene with respect to level of odor, but PCT cannot guarantee that the Ironton Facility will be capable of achieving the quality parameters of PureFive™ resin on a consistent basis to achieve profitability on a commercial scale. The Ironton Facility’s failure to consistently achieve the quality parameters for PureFive™ resin at higher rates could impact PCT’s business, financial condition, results of operations and prospects if the possible shortfalls versus specification are not effectively remedied per contract.

Furthermore, the Augusta Facility is planned to be PCT’s first scaled up multi-line facility model. PCT is currently working on pre-engineering for the design and installation of multiple commercial lines at the Augusta Facility and there is no guarantee that these efforts will be successful. If the Augusta Facility fails to achieve the expected efficiencies, including across the construction and permitting processes, as well as fails to reduce average capital expenditures per plant and reduce overall operating costs, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.

PCT may not be successful in consummating strategic endeavors for the sale of PureFive™ products.

PCT may not be successful in efforts to consummate existing strategic endeavors, or establish such strategic partnerships and other alternative arrangements for the sale of PureFive™ resin products because PCT’s products may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view PCT’s product as having the requisite potential to demonstrate commercial success.

If PCT is unable to reach agreements with existing or future collaborators on a timely basis, on acceptable terms or at all, PCT may have to curtail the development of PureFive™ resin products, reduce or delay the development program, delay potential commercialization, reduce the scope of any sales or marketing activities or increase expenditures and undertake development or commercialization activities at PCT’s own expense. If PCT elects to fund development or commercialization activities on its own, PCT may need to obtain additional expertise and additional capital, which may not be available on acceptable terms or at all. If PCT fails to enter into collaborations and does not have sufficient funds or expertise to undertake the necessary development and commercialization activities, PCT may not be able to further develop product candidates and PCT’s business, financial condition, results of operations and prospects may be materially and adversely affected.

PCT’s failure to secure waste polypropylene could have a negative impact on PCT’s business, financial condition, results of operations and prospects.

PCT’s ability to procure a sufficient quantity and quality of post-industrial and post-consumer waste that contains high levels of polypropylene as feedstock is dependent upon certain factors outside of PCT’s control including, but not limited to, changes to pricing levels for waste polypropylene, recycled polypropylene and non-recycled polypropylene, shortages in supply, interruptions affecting suppliers (including those due to operational restraints, industrial relations, transportation difficulties, accidents or natural disasters), or the introduction of new laws or regulations that make access to waste polypropylene more difficult or expensive. Additionally, while PCT believes it has sourced sufficient feedstock of desirable quality and with high levels of polypropylene, and that it has the ability to increase polypropylene content at its pre-processing facilities, it cannot guarantee that feedstock suppliers will have sufficient quantities available and at the appropriate specifications in accordance with their respective agreements with PCT. If feedstock is not available to PCT in sufficient quantity and of requisite quality and with high levels of polypropylene, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.

Because PCT’s global expansion requires sourcing feedstock and supplies and shipping product around the world (including Asia and Europe) changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect PCT’s business, financial condition, results of operations and prospects.

PCT’s global expansion model will require sourcing feedstock from suppliers around the world. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. For example, the new U.S. presidential administration has announced substantial tariffs on foreign imports into the United States, particularly from China, Canada, and Mexico. If any restrictions or significant increases in costs or tariffs are imposed related to feedstock sourced from Asia, Europe, or elsewhere, as a result of amendments to existing trade agreements, and PCT’s supply costs consequently increase, PCT may be required to raise PureFive™ resin product prices, which may result in decreased margins, the loss of customers, and a material adverse effect on PCT’s financial results. The extent to which PCT’s margins could decrease in response to any future tariffs is uncertain. PCT continues to evaluate the impact of effective trade agreements, as well as other recent changes in foreign trade policy on its supply chain, costs, sales and profitability, which could negatively impact PCT’s business, financial condition, results of operations and prospects. Any such impact could be material.

There is no guarantee the Feed PreP facilities will be viable or achieve the expected efficiencies.

In conjunction with the Augusta Facility and other future purification facilities, PCT will also build and operate Feed PreP facilities in locations geographically near the feed sources in an effort to optimize PCT’s supply chain economics. These Feed PreP facilities are expected to employ feedstock processing systems with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic), such as plastic bales between #1 and #7. There is no guarantee that the Feed PreP facilities will be successful. If the feedstock processing systems don’t operate as expected, or in a commercially viable manner or are constrained from receiving permits necessary to operate the facilities by city, country or state regulations; the Feed PreP facilities fail to achieve the expected efficiencies, including due to increased shipping costs; as well as fail to reduce average expenditures on feedstock and reduce overall operating costs, PCT’s business, financial condition, results of operations, and prospects could be materially adversely impacted.

There is no guarantee the “Feedstock+” pricing model will be successful.

PCT’s Feedstock+ pricing model for offtake agreements uses a formula based on: (i) a secondary materials per pound pricing index for curbside bales divided by a fixed polypropylene yield loss modifier plus (ii) a fixed base price per pound covering PCT’s operating and conversion costs. The Feedstock+ pricing model is designed to mitigate PCT’s operating margins by incorporating the feedstock market price fluctuations, upside and downside, into the PureFive™ price. There is no guarantee that the “Feedstock+” pricing model will be successful and that most of or all of the counterparties will enter into offtake agreements with PCT using this pricing model in sufficient numbers or at all. Additionally, counterparties may attempt to reduce or eliminate the fixed base price which would reduce and potentially eliminate the effort to de-risk PCT’s operating margins. If PCT is unable to incorporate its “Feedstock+” pricing model into its future offtake agreements, in part or at all, or unable to negotiate a sufficiently high fixed base price or procure feedstock above the secondary materials markets pricing index, PCT’s business, financial condition, and results of operations and prospects could be materially adversely impacted.

PCT is subject to many hazards and operational risks at its manufacturing facility that can result in potential injury to individuals, disrupt its business, and subject PCT to liability and increased costs, any of which could have a material adverse effect on PCT’s business, financial condition and results of operations.

PCT’s processes involve the controlled use of chemicals, including flammable and combustible materials that are potentially hazardous. As a result, PCT’s operations are subject to various industrial risks, including discharges or releases of flammable or hazardous materials, dangers resulting from confined operating spaces, fires, explosions, and mechanical failures. These risks can result in personal injury, loss of life, catastrophic damage to or destruction of property and equipment or environmental damage, and related legal proceedings, including those commenced by regulators, neighbors, or others. Additionally, PCT may not be able to timely source and install replacement parts for damaged or broken equipment, which could result in an unanticipated interruption or suspension of our operations and the imposition of liability. Notwithstanding PCT’s extensive safety procedures and training, relief and depressurization systems, emergency shutdown systems, safety instrumented systems and interlocks, fire and gas detection, and fire suppression systems, the risk of injury or property damage cannot be completely eliminated. While PCT believes that it maintains adequate insurance coverage, PCT cannot guarantee that it will be able to maintain adequate insurance at reasonable rates or that its insurance coverage will be adequate to cover future claims that may arise. In the event of an incident or accident, PCT’s business could be disrupted and PCT could be liable for damages, and any such liability could exceed PCT’s resources, and have a negative impact on its financial condition and results of operations. The loss or shutdown over an extended period of operations at any of PCT’s facilities or any losses relating to these risks could also have a material adverse impact on its business, financial condition, results of operations and prospects.

Risks Related to the Market for PureFive™ Resin

The market for PureFive™ resin is still in the development phase and the acceptance of PureFive™ resin by manufacturers and potential customers is not guaranteed.

PCT has agreed to one or more strategic partnership term sheets to enter into offtake agreements with a term of 20 years, whereby PCT guarantees the PureFive™ resin products to meet specific criteria for color and opacity. There is no odor specification in the offtake agreements. Any such changes to the strategic partnership term sheet may require modifications to PCT’s executed offtake agreements for both the Ironton Facility and the Augusta Facility. Pursuant to the strategic partnership term sheet and PCT’s executed offtake agreements, PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, the customer’s internal policies, and technical, safety, and other qualifications for PureFive™ resin use in the customer’s products. The inability of PCT to provide product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects. The premium pricing depicted in recent offtake agreements may also adversely affect the acquisition of new customers. Furthermore, future market trends for recycled product, changes in brand owner strategies and changes in consumer preferences for circular or low carbon footprint products could reduce PCT’s customer’s demand for PureFive™ resin, which would be likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.

Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.

PCT expects the price of its PureFive™ resin to continue to command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin polypropylene, but there is no guarantee of this result. While most offtake agreements have been executed using the Feedstock + pricing model, certain of PCT’s legacy strategic partnership agreements’ pricing formulas for PureFive™ resin use a pricing formula based on fixed and index pricing using historical and forecast pricing for virgin resin produced from fossil fuels. If PCT is unable to modify the legacy terms to a Feedstock+ pricing or should the modeled index price for virgin resin be materially lower than the cost to produce PureFive™ resin from waste polypropylene feedstock, PCT would have to absorb the cost difference between virgin resin and PureFive™ resin production for those customers, and PCT’s business, financial condition, results of operations and prospects may be materially adversely impacted.

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

PCT operates in a competitive global market for polypropylene sources — both virgin and recycled polypropylene. Competitors or new entrants might develop new products or technologies which compete with PCT and its proprietary Technology. PCT cannot predict changes that might affect its competitiveness or whether existing competitors or new entrants might develop products that reduce demand for PCT’s PureFive™ resin products. The development of new products or technologies which compete with PCT’s PureFive™ resin products may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

In addition, PCT has granted a sublicense of P&G intellectual property back to P&G under the terms of the License Agreement, with a limited right to sublicense by P&G (the “Grant Back”). Under the Grant Back, for five years after the effective date of the License Agreement, the aggregate tonnage that may be produced under the Grant Back will be capped at a certain level per year worldwide. Beyond year 5, that aggregate annual tonnage will be expanded for each of the six regions worldwide. P&G has agreed that territory under the Grant Back will exclude the start of construction of a plant within a certain radius of the Ironton Facility for five years from the effective date of the License Agreement and that P&G will not be bound by the tonnage limitations if certain construction and sales deadlines are not met for future facilities in other regions. If P&G is able to establish production, either on its own or through a sublicense agreement with another partner, in any territory, P&G production will remain capped within that territory beyond the 5 years. If P&G sublicenses the P&G intellectual property under the Grant Back to other manufacturers, the aggregate production of recycled polypropylene resin and supply to markets could increase, adversely impacting PCT’s business, financial condition, results of operations and prospects.

Delays to direct customer commercial sales may adversely impact PCT's financial results.

In addition to sales through distributors, PCT’s current business model is reliant on sales directly to companies that value sustainability. The process for obtaining customer acceptance of PureFive™ as a substitute and/or replacement for traditional virgin or mechanically recycled polypropylene, and the ability to sell into a customer’s supply chain, is typically dependent upon the successful trials from one or more samples of PCT’s PureFive™ resin. These trials could take an extended period of time depending upon the application into which the PCT’s PureFive™ resin will be used. The ability for PCT to fund its operations and service its debt requirements is highly dependent upon PCT’s ability to develop meaningful commercial sales directly to customers. The failure to obtain timely customer approval and extended delays in customers’ adoption of PCT’s PureFive™ as a substitute for a customer’s existing polypropylene supplies may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

Risks Related to Regulatory Developments

PCT may not be able to meet applicable regulatory requirements for the use of PCT’s PureFive™ resin in food grade applications, and, even if the requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to the PureFive™ resin and PCT’s facilities will be time-consuming and costly.

The use of PureFive™ resin in food grade applications is subject to regulation by the FDA. The FDA has established certain guidelines for the use of recycled plastics in food packaging, as set forth in the “Guidance for Industry - Use of Recycled Plastics in Food Packaging: Chemistry Considerations (August 2006).” In order for the PureFive™ resin to be used in food grade applications, PCT will request one or more LNOs from the FDA, as described in Government Regulation - FDA Requirements in Item 1.

The Company’s current LNO from the FDA allows for purified product to be used for all food types per the conditions of use listed and per all applicable authorizations in the food contact regulations listed in the 21 CFR (Code of Federal Regulations, Title 21).

The process for obtaining further LNOs will include FDA evaluation of the PCT purification process and the Technology. All LNOs require that feedstock to the PCT process should comply with all applicable authorizations, including 21 CFR 174.5 - General provisions applicable to indirect food additives. The Company is conducting additional testing and plans to make further LNO submissions. In addition, as needed, individual surrogate challenge testing and migration studies will be conducted to simulate articles in contact with food. Surrogate challenge testing is required for the FDA’s evaluation of PCT’s Technology. The need for migration testing is informed by the results from the surrogate challenge testing.

The process of obtaining FDA regulatory approval requires the expenditure of substantial time, of up to one year, and significant financial resources. The FDA could refuse to approve further LNO applications (in whole or in part), a decision may be delayed if the FDA has questions about the data or other aspects of the filing, or the review schedule may be extended if there are a significant number of LNO requests pending since the FDA is under no time limit to decide on LNO requests. All of the above could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.

Furthermore, changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect PCT’s business, financial condition, results of operations and prospects.

PCT also expects to encounter regulations in most if not all of the countries in which PCT may seek to expand, and PCT cannot be sure that it will be able to obtain necessary approvals in a timely manner or at all. If PCT’s

PureFive™ resin does not meet applicable regulatory requirements in a particular country or at all, then PCT may face reduced market demand in those countries and PCT’s business, financial condition, results of operations and prospects will be adversely affected.

The various regulatory schemes applicable to PCT’s PureFive™ resin will continue to apply following initial approval. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements is time-consuming and may affect PCT’s business, financial condition, results of operation and prospects. If PCT fails to comply with such requirements on an ongoing basis, PCT may be subject to fines or other penalties, or may be prevented from selling PureFive™ resin products, and PCT’s business, financial condition, results of operation and prospects may be harmed.

Legislative, regulatory or judicial developments could affect PCT’s business, financial condition, results of operations and prospects.

PCT is subject to extensive air, water and other environmental and workplace safety laws and regulations at the federal and state level. In addition, PCT will be subject to additional regulatory regimes upon expanding to new regions, including foreign regulatory authorities in the European Union such as the European Commission, the European Food Safety Authority, and similar regulatory authorities elsewhere, such as in Asia. Some of these laws require or may require PCT to operate under a number of environmental permits. These laws, regulations and permits can often require pollution control equipment or operational changes to limit actual or potential impacts to the environment. These laws, regulations and permit conditions may change and become more difficult to comply with. A violation of these laws, regulations or permit conditions could result in substantial fines, damages, criminal sanctions, permit revocations and/or a plant shutdown. In addition, proposals relating to recycling or recycling content and prohibitions on certain types of plastic products have been introduced and/or adopted in various jurisdictions, and we anticipate that similar legislation or regulations may be proposed in the future at federal, state, and local levels, both within the United States and elsewhere. Any such action may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

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

Furthermore, pursuant to the board representation agreement, dated March 7, 2022, between PCT and Sylebra Capital Management (“Sylebra Capital”) has been granted the right to designate (i) one person to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 10.0% of the Company’s common stock, and (ii) two persons to be nominated for election to the Board so long as Sylebra Capital together with its affiliates beneficially owns at least 15.0% of the Company’s common stock, subject to certain exceptions, including that Sylebra Capital together with its affiliates will not be entitled to designate more than two nominees. Accordingly, Sylebra Capital is currently entitled to designate two directors for nomination, and has designated Jeff Fieler and Dan Coombs to serve on the board of PCT.

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

None

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

PCT’s cybersecurity risk management program includes:

•
risk assessments designed to help identify cybersecurity risks to PCT’s information systems, data, services, and its broader enterprise IT environment;
•
a security team principally responsible for managing PCT’s cybersecurity risk assessment processes, PCT’s security controls, and PCT’s response to cybersecurity incidents;
•
the use of certain external service providers, where appropriate, to assess, test or otherwise assist with aspects of PCT’s security processes;
•
cybersecurity awareness training of PCT’s employees, incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party cyber risk management process for third parties that interact with our systems and data including, among other things, a security assessment and contracting program for such third-parties based on their risk profile.

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

Item 2. Properties

PCT owns the land at the Ironton Facility. PCT, through a subsidiary, also leases a building and its approximately two acres of land located diagonally from the FEU to use for PCT’s operations from the Lawrence Economic Development Commission. The lease was executed in May of 2021 and expires in May 2026, though PCT may extend the lease for up to three additional five-year terms.

PCT leases its current corporate headquarters, which consists of approximately 3,515 square feet located at 20 North Orange Avenue, Suite 106, Orlando, FL, 32801, and that lease expires March 31, 2028.

In 2021, the Company entered into an operating lease of commercial land and building for a Feed PreP facility in Winter Garden, Florida, which expires in August 2032.

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

Effective September 1, 2023, the Company executed an operating lease for a lab facility in Durham, North Carolina. This lease will expire January 31, 2029.

In October 2024, the Company commenced an operating lease of commercial land and building which contains 325,500 square feet in Denver, Pennsylvania, where it began operations of a Feedstock PreP facility. The lease agreement has an initial term of 15 years.

Item 3. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 15 (“Commitments and Contingencies”) to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K.

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

Holders of Record

As of February 24, 2025 there were (i) 143 holders of record of our common stock, (ii) 1 holder of record of our units, and (iii) 3 holders of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock, units, or warrants that are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Stock Performance Graph
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
March 17, 2021
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
PureCycle Technologies, Inc.
Russell 2000
S&P 600 Small Cap 600 Materials

	March 17, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
PureCycle Technologies, Inc.	$100.00	$33.11	$23.39	$14.01	$35.47
Russell 2000	$100.00	$96.88	$77.08	$90.13	$100.53
S&P Small Cap 600 Materials	$100.00	$102.88	$96.62	$115.92	$138.85

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 5, Equity-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its common stock for the fourth quarter of 2024.

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	1,174	$9.26	—	—
November 1 to November 30	22,581	$11.96	—	—
December 1 to December 31	12,061	$12.70	—	—
Total	35,816	$12.12	—	$—

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

Overview

PureCycle Technologies, Inc. (“PCT” or “Company”) is a Florida-based corporation focused on commercializing a patented dissolution recycling technology to physically separate the polymer from other plastics, color, and contaminants (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin, called PureFive™ resin, which has similar properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. In April 2023, we certified the Ironton Facility as mechanically complete. We expect to have capacity of approximately 107 million pounds per year when fully operational. Commissioning activities are ongoing, but the plant is not yet operating at the expected full capacity. PCT’s goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

PCT’s process includes the following steps:

•
Feed Pre-Processing (“Feed PreP”) collects, sorts, and prepare polypropylene waste (“feedstock”) for purification. The purification step is a dissolution process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially available equipment and unit operations.
•
Purification is a dissolution recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially available equipment and unit operations. The purification process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity, and odor of the plastic without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin.
•
Compounding is a step which can be used on a case-by-case basis. Compounding allows for the modification of the resin to meet the end-user’s qualifications with melt flow, flexibility, clarity and strength being some of the properties that can be tailored through compounding.

The Feedstock Evaluation Unit

The FEU is an 11,000 square foot facility located adjacent to the commercial line at the Ironton Facility with over 1 mile of stainless-steel piping. The facility was completed in July 2019 and has been producing PureFive™ resin since that time. The FEU is considered a pilot scale replica of the larger commercial line at the Ironton Facility.

The Ironton Facility

Located on the same site as the FEU, PCT commenced construction in October 2020 of its first commercial-scale plant, the Ironton Facility. PCT commenced commissioning activities at the Ironton Facility in April 2023, and later in 2023, PCT achieved mechanical completion of the plant and commenced pellet production from post-industrial and post-consumer materials. The Ironton Facility is expected to have PureFive™ resin capacity of approximately 107 million pounds per year when fully operational. While the facility is currently operational, PCT is pacing production with the level of anticipated commercial sales, while working on improving reliability and product quality. During 2024, the Company initiated compounding operations to blend its resin with either post-industrial recycled material or virgin polypropylene, which is expected to improve product consistency and accelerate the product delivery to customers. Currently, PCT is focused on customer sampling and qualifications and believes that this will lead to meaningful future sales.

PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with sustaining continuous operations. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“CP2”), which impacts the ability to run higher volumes and produce consistent, high quality PureFive™ resin. PCT has modified the CP2 removal system to remove higher volumes of CP2 more quickly and believes these changes enable us to produce higher volumes of on-spec product. The Company is currently testing the system improvements at various operating conditions to validate the new limits.

The Research and Development Lab

The lease for the Company's research and development lab in Durham, North Carolina commenced in 2023 and the facility opened in 2024. The lab is instrumental in developing cutting-edge analytical techniques to characterize polymer-solvent interaction in supercritical fluids, advancing fundamental process understanding to target hard to recycle polypropylene materials, generating insights into process modifications that drive energy reduction and capital expenditure reductions for future plant sites, leveraging research and development analytical techniques and expertise to allow industries with traditionally low recycling rates to adopt recycled polypropylene material, and supporting zero-waste efforts by engaging third parties to utilize Co-Product 1 and CP2.

The Augusta Facility

In July 2021, PCT reached an agreement with the Augusta Economic Development Authority (“AEDA”) to build its first U.S. facility with multiple lines for both Feed PreP and purification (“multi-line facility”) in Augusta, Georgia (the “Augusta Facility”). PCT expects the approximately 200-acre location to eventually include up to eight production lines, which are expected to collectively have PureFive™ resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of PCT’s PureFive™ resin. PureCycle has allocated 40% of the Augusta Facility output for Lines 1 and 2 to existing customers and expects that additional offtake agreements will continue to be negotiated.

On June 30, 2023, PCT and the AEDA executed an Economic Development Agreement (“EDA”) related to the Company’s plans to construct the Augusta Facility. Pursuant to the AEDA, PCT expects to receive certain property tax abatement benefits as well as certain other incentives, including site infrastructure development assistance (“Incentive Benefits”). In order to receive the Incentive Benefits under Phase One (as defined below) of the Augusta Project, PCT will be obligated to create 82 full-time jobs with investments of at least $440 million no later than December 31, 2026. Through December 31, 2024, PCT has invested approximately $114.0 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments. If PCT elects to activate the second phase of the Augusta Project, PCT will be required to create an additional 25 full-time jobs and investments of $295 million no later than December 31, 2028. To the extent PCT fails to achieve an average of 80% of the jobs and investment commitments in any year over the 20-years of each phase, PCT will be required to make a repayment to the AEDA of a pro rata portion of the total value of the Incentive Benefits received by PCT in such year.

Also on June 30, 2023, PCT entered into a series of agreements with the AEDA to construct phase one (“Phase One”) of the Augusta Facility. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyors and pipelines (the “Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. As noted above, PCT anticipates that the first portion of Phase One will consist of one purification line. Also as noted above, construction of the first purification line must be completed by December 31, 2026.

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

In November 2024, the Company commenced early works construction activities including site clearing and grading. When early works are successfully completed, expected next steps should include underground utility installation, piling, and foundations. Pursuant to the EDA, PCT must continue construction progress on the first purification line under the first phase of the Augusta Project during 2025 or risk losing certain future Incentive Benefits. While the Company believes it has satisfied the contractual obligations regarding financing and construction of Phase One to date, the AEDA believes that it could seek to terminate the lease if PCT does not demonstrate further progress on Phase One. Market conditions remain challenging and have created uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility. As a result, PCT is currently pursuing various structures for project financing of the Augusta Facility. While PCT remains confident in its ability to finance the Augusta Facility, it is limiting its expenses and adjusting its timeline in light of this uncertainty. If PCT is unable to raise additional debt or equity, when desired, or on terms favorable to PCT, PCT’s business, financial condition, and results of operations would be adversely affected.

Feedstock Pricing

PCT sees a robust pipeline of demand for its recycled polypropylene and PCT is seeing market acceptance of its “Feedstock+” pricing model for its PureFive™ resin. The Feedstock+ pricing model divides the market cost of feedstock by a set yield-loss and adds a fixed price, which effectively passes on the cost of feedstock and de-risks PCT’s operating margin volatility.

For the Ironton Facility, PCT’s feedstock price was linked, in part, to changes in the Chemical Market Analysis, the index for virgin polypropylene, a price schedule that contained a fixed, collared price around an index price range, which was further adjusted based on the percentage of polypropylene in the feedstock supplied. For the Augusta Facility and future purification facilities, PCT plans to link the feedstock price, in part, to the price of a #5 plastic bale of polypropylene as reported by recyclingmarkets.net (“Feedstock Market Pricing”). PCT will procure both feedstock in line with Feedstock Market Pricing as well as low value feedstocks that can be processed by PCT, below Feedstock Market Pricing for the Augusta Facility.

PreP Facilities

PCT has installed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as #5 plastic). PCT’s enhanced sorting should allow PCT to process plastic bales between #1 and #7. PCT’s Feed PreP facilities extract polypropylene used in PCT’s purification process, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.

PCT has built a Feed PreP facility in Denver, Pennsylvania ("Denver Facility"), which began operating in October 2024, to provide the required mix and quality of feedstock necessary to meet its offtake requirements at the Ironton Facility.

In conjunction with the Denver Facility, PCT also plans to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize PCT’s supply chain economics. During the third quarter of 2022, PCT experienced challenges obtaining the necessary water and sewer permits to construct its first planned Feed PreP facility in Central Florida. PCT is currently pursuing legal remedies with regard to its obligations for the remaining 8 years of its 11-year lease agreement for the Central Florida facility. PCT is also evaluating alternative preprocessing sites in other locations.

Letter of No Objection Submission and the Granting of FDA Food Packaging Clearances for Certain Feedstocks

On September 10, 2021, PCT filed for a FDA LNO for Conditions of Use A – H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. Conditions of Use C – H address many consumer product packaging requirements, including applications for hot filled and pasteurized, as well as room temperature, refrigerated and frozen applications. Generally speaking, Conditions of Use A and B relate to extreme temperature applications. The LNO submission also defines the feedstock sources for the Company’s planned commercial recycling process, and this LNO submission pertained to (i) food grade post-industrial recycled feedstocks and (ii) food grade curbside post-consumer recycled feedstocks.

On September 6, 2022, PCT received two separate notifications from the FDA with respect to the following two feedstock sources:

(i) Food grade post-industrial recycled feedstocks: an FDA LNO for approving Conditions of Use A – H and

(ii) Food-grade post-consumer recycled feedstock from stadiums: an FDA LNO for Conditions of Use E – G.

On June 11, 2024, the Company received an additional LNO from the FDA, which expands upon the previous LNO and allows use of PCT's PureFive™ resin (to the extent made from food grade post-consumer recycled material) in contact with all food types under FDA's Conditions of Use A through H.

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

Future Expansion

On January 17, 2023, the Company announced its first European purification facility is planned to be in Antwerp, Belgium. The Company is also planning to expand its production capabilities into Asia through negotiation of joint ventures with Mitsui & Co. Ltd. in Japan for in-country production and sales. Future expansion is dependent on successful completion of project financing.

Components of Results of Operations

Revenue

PCT generated an immaterial amount of revenue during 2024 but has not yet reached significant continuous operational volumes at the Ironton Facility or significant revenue generation.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of personnel-related expenses for our corporate, executive, finance and other administrative functions and professional services, including legal, audit and accounting services. As our business grows, our selling, general, and administrative expenses may increase, and they may also increase as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Results of Operations

The following table summarizes our operating results for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(in thousands, except %)	2024	2023	$ Change	% Change	2022	$ Change	% Change
Costs and expenses
Operating costs	$82,275	$52,392	$(29,883)	(57)%	$23,724	$(28,668)	(121)%
Research and development	6,436	6,607	171	3%	4,350	(2,257)	(52)%
Selling, general and administrative	56,671	54,902	(1,769)	(3)%	53,244	(1,658)	(3)%
Total operating costs and expenses	145,382	113,901	(31,481)	(28)%	81,318	(32,583)	(40)%
Interest expense	56,850	31,368	(25,482)	(81)%	2,312	(29,056)	(1257)%
Interest Income	(5,194)	(10,863)	(5,669)	(52)%	(4,953)	5,910	119%
Change in fair value of warrants	71,610	(33,824)	(105,434)	(312)%	5,842	39,666	679%
Loss on debt extinguishment	21,214	—	(21,214)	N/A	—	—	N/A
Other expense (income)	(647)	483	1,130	234%	227	(256)	(113)%
Provision (benefit) for income taxes	(79)	650	729	112%	—	(650)	N/A
Net loss	$(289,136)	$(101,715)	$(187,421)	(184)%	$(84,746)	$(16,969)	(20)%

Comparison of the years ended December 31, 2024 and 2023

Operating Costs

The increase was attributable to higher depreciation expense related to assets supporting operations of $15.6 million due primarily to a full year of depreciation in 2024 after placing the Ironton Facility assets into service in the second quarter of 2023; increased operational site costs of $12.8 million related operating the Ironton Facility for a full year in 2024; increased employee costs of $2.3 million, increased rent for operating facilities of

$2.0 million, primarily as a result of the lease of the Denver PreP facility; and $0.6 million of other net increases partially offset by $3 million lower professional fees primarily related to engineering services related to the Ironton Facility in 2023.

Research and Development Expenses

The decrease in research and development expenses was primarily due to $0.3 million decreased research and development activities, $0.2 million decrease in operational site costs related to facilities used in research and development, partially offset by $0.2 million increase in rent and $0.1 million increase in employee costs related to higher headcount of employees aligned to research and development activities.

Selling, General and Administrative Expenses

The increase was attributable to $5.1 million of higher professional, legal, and public company expenses primarily related to the revenue bonds repurchase and subsequent resell and $1.5 million of increased insurance costs; partially offset by decreased employee costs of $3.1 million, primarily due to headcount reductions in 2023 and the related 2024 reduction in wages and bonuses; $0.5 million of decreased equity-based compensation, $0.8 million in reduced taxes and licensure expenses, and $0.5 million in other SG&A costs.

Interest expense

The increase was attributable to additional financing incurred in the second and third quarters of 2023 and full year interest expense in 2024 related to these borrowings, including the closing of $250.0 million of green convertible senior notes in August 2023, as well as ceasing capitalization of interest on the Revenue Bonds beginning in June 2023 as the plant is now in service.

Interest income

The decrease was attributable to fewer available-for-sale debt securities in 2024 as well as lower interest rates in the latter half of 2024.

Change in fair value of warrants

The increased expense was attributable to the change in fair value of the Company’s liability-classified warrants, of which the primary drivers of the change in valuation related to changes in the underlying price of PCT’s common stock, as well as an increase in the number of warrants in 2024.

Change in Loss on Debt Extinguishment

The increase is a result of the loss recorded on the repurchase of the Revenue Bonds in 2024. See additional discussion below under "Liquidity and Capital Resources".

Comparison of the years ended December 31, 2023 and December 31, 2022

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the results of operations discussion for the fiscal year ended December 31, 2023 compared to the fiscal year ended

December 31, 2022. This comparison was immaterially impacted by certain reclassifications to conform with the report classifications for these prior periods.

Liquidity and Capital Resources

During 2023 and 2024, PCT achieved mechanical completion of its Ironton facility and has focused on improving resin pellet production rates, overall reliability of the facility and product quality. Although we have commenced commercial operations, to date, we have only sold an immaterial amount of resin primarily for customer trials. PCT’s ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units and debt financing through the issuance of various debt instruments.

The following is a summary of the components of our current liquidity. As of December 31, 2024, Restricted cash consisted primarily of certain amounts held in a restricted escrow account related to the Augusta purification facility project.

(in thousands)	December 31, 2024	December 31, 2023
Cash	$15,683	$73,411
Debt Securities Available for Sale	-	48,226
Unrestricted Liquidity	$15,683	$121,637

Ironton Facility Bond Reserves	$3,120	$210,551
Augusta Construction Escrow	16,398	14,423
Letters of Credit and Other Collateral	6,310	4,129
Restricted Cash (current and non-current)	$25,828	$229,103

Green Convertible Notes	$250,000	$250,000
Revenue Bonds	118,630	249,550
Equipment Financing Payable	31,491	21,509
Pure Plastic Note Payable	-	43,125
Less: Discount and Issuance Costs	(53,477)	(47,632)
Gross Bonds and Notes Payable	$346,644	$516,552

As of December 31, 2024, PCT had $15.7 million of Unrestricted Liquidity, and had Restricted Cash of $25.8 million. PCT also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on March 31, 2026. Any future borrowings under the Revolving Credit Facility would accrue interest at 17.50%.

PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with sustaining continuous operations. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“CP2”), which impacts the ability to run higher volumes and produce consistent, high quality PureFive™ resin. PCT has modified the CP2 removal system to remove higher volumes of CP2 more quickly and continues to evaluate the facility’s production systems and their impact on overall production rates and product quality. PCT believes these and other changes will enable us to produce higher volumes of commercial-grade products.

On September 11, 2024, the Company entered into subscription agreements with certain investors pursuant to which it sold, in a private placement, approximately $90 million in the aggregate and before deducting fees and other estimated offering expenses of (i) Series A Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"); (ii) Common Stock and (iii) Series C Warrants.

As of December 31, 2024, PCT has debt service and equipment finance payments of approximately $66.2 million due within one year after the date the consolidated financial statements are issued. Further, there are capital commitments of approximately $5.0 million related to final performance payments for the Ironton Facility. There are also other ongoing monthly costs associated with operating the Company and possible draws on the Revolving Credit Facility may be necessary.

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

In an effort to alleviate these conditions, PCT is currently performing certain operational enhancements that are expected to correct the production issues with the Ironton Facility. In addition, the Company is ramping up its commercialization efforts, which the Company believes should lead to meaningful sales going into 2025.

Further, on March 5, 2024, PureCycle Technologies LLC ("PCT LLC") purchased 99% of the outstanding Revenue Bonds (as defined below). Since the purchase of the outstanding Bonds, PCT has, through a series of transactions described below, resold $116.8 million of Bonds at a purchase price of $800 per $1,000 principal amount. As of December 31, 2024, there were $117.6 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility. Any borrowings under the Revolving Credit Facility would accrue interest at 17.50%.

After considering management’s plans to mitigate these conditions, including operational progress and re-marketing of the Bonds, PCT believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

PCT’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of additional Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, debt service, and other challenges or unforeseen circumstances. PCT continually reviews its cash outlays, pace of hiring, professional services and other expenses, and capital commitments to proactively manage those needs in tandem with our available unrestricted cash balance. For future growth and investment, PCT expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to PCT, or at all. If PCT is unable to raise additional debt or sell additional equity when desired, or if PCT is unable to manage its cash outflows, PCT’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on PCT and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting PCT’s operating flexibility. If PCT consummates an equity financing to raise additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of PCT’s Common Stock.

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

Cash Flows

A summary of our cash flows for the periods indicated is as follows:

	For the Years Ended December 31,
(in thousands, except %)	2024	2023	$ Change	% Change	2022	$ Change	% Change
Net cash used in operating activities	$(144,826)	$(94,906)	$(49,920)	53%	$(65,478)	$(29,428)	45%
Net cash used in investing activities	(7,009)	(102,103)	95,094	(93)%	(218,387)	116,284	(53)%
Net cash (used in) provided by financing activities	(109,168)	272,000	(381,168)	(140)%	247,530	24,470	10%
Cash and cash equivalents, beginning of period	302,514	227,523	74,991	33%	263,858	(36,335)	(14)%
Cash and cash equivalents, end of period	$41,511	$302,514	$(261,003)	(86)%	$227,523	$74,991	33%

Comparison of the years ended December 31, 2024 and 2023

Cash Flows from Operating Activities

The $49.9 million increase in net cash used in operating activities for the year ending December 31, 2024 compared to the same period in 2023 was primarily attributable to higher cash payments for interest of $28.5 million (including $17.7 million paid for the green convertible notes and $5.9 million in outstanding interest paid in connection with the purchase of the Revenue Bonds in March 2024), an increase in cash payments related to operating expenses of $21.9 million primarily driven by increased operational site costs at the Ironton Facility, reflecting a full year of operations since becoming operational in 2023, as well as higher legal and professional consulting fees primarily related to the payout of legal settlements during 2024.

Cash Flows from Investing Activities

The $95.1 million decrease in net cash used in investing activities for the year ending December 31, 2024 compared to the same period in 2023 was attributable to $27.0 million lower held for sale investment purchases and $98.3 million lower capital expenditure payments, partially offset by $30.2 million of higher maturities and sales of investments.

Cash Flows from Financing Activities

The $381.2 million decrease in net cash used in financing activities for the year ending December 31, 2024 compared to 2023 was primarily attributable to reductions in cash inflows of $225.0 million from debt offerings in 2023 and proceeds of $38.0 million from related party debt, and cash outflows of $253.2 million paid in 2024 to purchase the outstanding revenue bonds partially offset by $90 million in preferred transaction proceeds, $40 million from sale of revenue bonds to related parties, and $8.0 million from issuance of revenue bonds during 2024.

Indebtedness

Revenue Bonds

On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (“Revenue Bonds”) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of PCT, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), to be used to, among other things, acquire, construct and equip the Ironton Facility; fund a debt service reserve fund for the Series 2020A Bonds; finance capitalized interest; and pay the costs of issuing the Revenue Bonds.

The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds” or "Senior Bonds"); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”).

On March 5, 2024, PureCycle Technologies LLC, a Delaware limited liability company (the “Guarantor”), purchased $246.8 million in aggregate principal amount of Bonds Outstanding under the Indenture, of which $216.8 million in aggregate principal amount were Series 2020A Bonds, such that the Guarantor comprised the Majority Holders. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly owned subsidiary of the Guarantor. As of December 31, 2024, there were $117.6 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds.

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
•
prohibiting PCO from making any distributions to its members prior to January 1, 2027, other than amounts due to the Company pursuant to the Shared Services Agreement, by and among the Company, PCT Managed Services LLC (a subsidiary of the Company), and PCO, and then made only if, among other things, the Senior Parity Coverage Requirement, the Overall Coverage Requirement and the Days Cash on Hand Requirement are each satisfied with respect to the Fiscal Year prior to the date on which the distribution is made, and there shall remain after such distribution no less than 60 Days Cash on Hand; and
•
including certain other customary default provisions.

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

On June 14, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco, and the Trustee entered into the Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) which amended certain provisions of the Indenture including (a) redefining Majority Holders to be the Holders of seventy-five percent (75%) in aggregate principal amount of the Senior Bonds then Outstanding, or if no Senior Bonds are then Outstanding, the Holders of seventy-five percent (75%) in aggregate principal amount of Bonds then Outstanding, and (b) amending the lead paragraph of Section 10.02(a) of the Indenture by raising the threshold for consenting to and approving the execution by the Issuer and the Trustee of Supplemental Indentures from “Holders of not less than a majority in aggregate principal amount of the Outstanding Senior Bonds” to “Holders of not less than 75% in aggregate principal amount of the Outstanding Senior Bonds” with the limited exceptions therein stated.

The issuance of the Related Party Bonds and retirement of the Term Loan Facility with Pure Plastic was accounted for as a debt modification. The principal issued for the Related Party Bonds amounted to $94.3 million, with $29.8 million of discount and $1.5 million of issuance costs recorded as a reduction of the debt carrying value on the date of the transaction (including retention of $1.5 million of discount and $1.5 million of issuance cost remaining on the Term Loan Facility as of the transaction date, as well as a discount of $6.8 million related to the value of the Series B Warrants issued in satisfaction of the Prepayment Premium). The carrying value of the Related Party Bonds is recorded within Related party bonds payable in the Consolidated Balance Sheets.

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

Sylebra Credit Facility

On March 15, 2023, PCT entered into a $150 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (as amended from time to time, the “Revolving Credit Agreement”) dated as of March 15, 2023, with PureCycle Technologies Holdings Corp. and PCT, LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.

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

There were no funds drawn on the Revolving Credit Facility as of December 31, 2024. The up-front commitment fee and other related fees of $3.8 million are being amortized over the term of the contract.

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

On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025 (which was further extended below), and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Revolving Credit Agreement with PCT, the Guarantors, the Lenders, and Administrative Agent and Security Agent.

On September 11, 2024, in connection with PCT’s offering of Series A Preferred Stock, PCT extended the maturity date of the Revolving Credit Facility to March 31, 2026, in conjunction with the Limited Consent and Sixth Amendment to the Credit Agreement, which also (i) permitted the offering of Series A Preferred Stock; (ii) added PureCycle Augusta, LLC as a “Guarantor” and a "Loan Party" thereunder and (iii) added as secured obligations certain obligations in respect of the Series A Preferred Stock, Series C Warrants, and pre-funded warrants owed to the Lenders’ affiliates. Refer to Note 4 - Common and Preferred Stock Transactions —Series A Preferred Stock for further information.

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

In connection with the above, CSC has funded $20.3 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36-month lease, which will commence when the Company accepts delivery of the equipment at its operating location and all final bills from Vendor are paid (the "Schedule Commencement Date"). The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the Consolidated Balance Sheets and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in 2026 and the repayment schedule assumes payments under the 36-month commence on July 1, 2026.

The Company is required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023. Payments are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC. The Company has previously determined that these payments represent a cost of borrowing under the financing arrangement and has historically recorded the payments as interest expense in the Consolidated Statements of Comprehensive Loss. On September 4, 2024, the Company and CSC entered into a Rider to Supplement to the Master Lease Agreement, which allows the Company to credit fifty percent of payments made from November 1, 2023, through the earlier of the Schedule Commencement Date or November 1, 2025 against the outstanding principal owed (“CSC Principal Credit”). The Company is currently paying $0.6 million in Accumulating Rent (as defined in the Equipment Agreement) per month and has made total payments of $11.4 million as of December 31, 2024, of which it will receive $4.1 million credit toward the principal owed. The CSC Principal Credit shall be applied in thirty-six equal monthly installments against the basic rental amount owed in accordance with the lease schedules. The Company did not recognize any gain or loss in connection with the restructuring. The Company began amortizing the principal balance beginning with the date of the amendment.

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

Varilease Finance, Inc.

On July 12, 2024, PCT entered into an equipment financing arrangement with Varilease Finance, Inc. ("VFI") pursuant to a master lease agreement dated June 24, 2024, and received progress funding of $7.6 million in 2024. PCT anticipates an additional $2.7 million to be funded under this arrangement, pending completion of certain requirements. The Company began making accumulated rent payments on September 1, 2024 and will continue to do so until the related equipment is placed in service, at which point the 24-month rental term will commence.

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

The Term Loan Facility was structured as a single-draw, delayed draw term loan. The Lender funded the term loan on May 17, 2023 (the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5% and the interest rate for the outstanding term loan was 12.9% as of December 31, 2023. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings. The Company incurred $1.4 million of interest cost during the year ended December 31, 2024. The interest due through December 31, 2023 of $3.1 million was paid entirely in kind, which increased the principal amount of the Term Loan Facility by this amount (the “PIK Interest”). The Company has the contractual right to pay all interest payments in kind and may make this election for all interest payments for the duration of the Term Loan Facility. The repayment schedule presented in “Note 3 - Notes Payable and Debt Instruments” does not contemplate future PIK Interest.

On March 1, 2024, PCT increased the amount available under the Term Loan Credit Agreement's permitted indebtedness covenant basket for the Revolving Credit Facility from $150.0 million to $200.0 million and obtained a carveout to permit the Company to purchase the Revenue Bonds. Each of PureCycle Technologies Holdings Corp. and PCT LLC are subsidiaries of the Company.

On May 10, 2024, Pure Plastic executed the Payoff and Release Letter, which memorialized the exchange of the Company’s obligations under the Term Loan Credit Agreement. Refer to Note 3 - Notes Payable and Debt Instruments - "Revenue Bonds Issued to Related Party" for further information.

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

The net proceeds from this offering, excluding any offering expenses, were approximately $218.5 million, after deducting the initial purchaser’s discounts and fees paid to our financial advisor. The Company intends to allocate an amount equal to the net proceeds from this offering to the financing and refinancing of recently completed and future Eligible Green Projects (as defined below) in the United States. In particular, the Company intends to allocate the net proceeds from this offering to (1) make payments on certain long-lead items (2) fund initial inside and outside battery limits engineering design work, all of which are associated with a multi-line purification facility to be built in Augusta, Georgia, (3) for certain feedstock preparation (“PreP”) equipment and (4) a research and development lab. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes.

As of December 31, 2024, the Company has allocated $218.5 million of the proceeds to Eligible Green Projects, which includes historical spend from January 1, 2022, through December 31, 2024, related to the Augusta Facility, as well as the PreP facilities in process that will provide feedstock for the Augusta Facility and also the Ironton facility. No funds remain available to allocate, as of December 31, 2024. The Company continually evaluates future project economics after considering and incorporating learnings from the commissioning of the Ironton Facility. The Company may determine in the future, consistent with our definition of Eligible Green Projects and in support of the circular economy, that certain equipment previously purchased for use at the Augusta Facility may provide better returns on invested capital at other locations, including those locations outside the United States. The Company is also evaluating a re-designed Augusta Facility that would not significantly impact the preliminary construction timeline, and could ultimately determine that the previously purchased equipment will continue to be commissioned in Augusta.

“Eligible Green Projects” means: investments in (i) acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case, that have received, or are expected to receive, in the three years prior to the issuance of the Notes or during the term of the Notes, a Leadership in Energy and Environmental Design (LEED) Silver, Gold or Platinum

certification (or environmentally equivalent successor standards). Prior to issuing the Notes and as part of its overall business plan, the Company has focused on the value of the sustainability opportunities PureFive™ resin offers to support expanding a circular economy. To pursue those opportunities, the Company purchased equipment and commissioned design services for the Augusta Facility and PreP facilities that will enable the Company to advance circular economy adapted products, production technologies and processes, and/or research and development related to recycling waste polypropylene. We believe those legacy purchases and designs should complement the Company’s Eligible Green Projects development.

The Augusta Facility is currently in the front-end engineering and design validation phase and is incorporating the operational optimization and efficiency opportunities identified during the Ironton Facility commissioning. The Company identified “Building Design and Construction” as the appropriate LEED rating system for the Augusta Facility project though the Company believes it is premature to register the Augusta Facility project with the LEED on-line platform at this time.

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

Financial Assurance

On March 14, 2023, PCT secured a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). Effective March 14, 2024, PCT renewed the surety bond in the amount of $25.0 million. Effective July 1, 2024, the amount increased from $25.0 million to $45.9 million. Effective October 4, 2024, the amount decreased from $45.9 million to $8.1 million as a result of PCT funding a restricted escrow account. The surety bond will expire at the earlier of satisfaction of the obligation, termination of the related vendor contract, or December 31, 2025.

These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because PCT currently has no liability for these financial assurance instruments, they are not reflected in its consolidated balance sheets.

Comparison of the years ended December 31, 2023 and 2022

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the liquidity and capital resources discussion for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022.

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

Long-Lived Assets Impairment Assessment

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

The assessment of impairment indicators and the recoverability of our capitalized assets require significant judgment including management's best estimates of the expected future cash flows and the estimated useful lives of the asset group. These estimates are sensitive to changes in underlying assumptions such as future commodity prices, margins on future resin sales, production rates, operating expenses, including repairs and maintenance, and capital expenditures. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment determination will prove to be an accurate prediction of the future.

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
The risk-free interest rate over the warrant’s expected term.A summary of how each significant assumption was developed for our warrant liabilities is as follows:
•
Expected dividend yield: The dividend yield is assumed to be zero since PCT has not historically paid dividends
•
Expected volatility: The expected volatility was based on PCT’s capital structure and volatility of PCT’s stock or publicly traded warrants.
•
Expected term: The expected term is determined based on the expected amount of time the warrants will be held before they are exercised.

•
Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the warrants.

The Company has determined that the Series A Warrants are a level 2 fair value measurement with the only input being the market price of its publicly-traded warrants. The Company has determined that the RTI Warrants, Private Warrants, Series B Warrants, and Series C Warrants are a level 3 fair value measurement. Refer to Note 12 – Fair Value of Financial Instruments for further information.

RTI Warrants

The Company initially determined the warrants issued to RTI (“RTI Warrants”) in connection with terms of a professional services agreement were equity classified. Accordingly, the warrant units were held at their initial fair value with no subsequent remeasurement.

The Company modified the RTI warrant agreement to purchase 1.5 million shares of PCT common stock instead of Legacy PCT Class C Units on November 20, 2020. After the modification, the Company determined that the warrants issued are liability-classified under ASC 480. Accordingly, the warrants will be held at the initial fair value and remeasured at fair value at each subsequent reporting period with changes in the fair value presented in the Consolidated Statements of Comprehensive Loss. RTI was able to exercise these warrants effective March 17, 2022. The warrants were set to expire on December 31, 2024. On December 27, 2024, the Company agreed to extend the expiration of the RTI warrants to January 17, 2025. On January 16, 2025, RTI exercised their warrants. The Company received $5.4 million and issued 1.5 million shares of common stock.

A summary of the significant assumptions used to estimate the fair value of the RTI Warrants as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	77.1%	118.1%
Risk-free rate of return	4.4%	4.7%
Expected option term (years)	0.1	1.0

The Company recognized $8.7 million of expense and $2.2 million and $1.5 million of benefit related to the change in fair value of the RTI warrant liability for the years ended December 31, 2024, 2023 and 2022, respectively.

Public and Private Warrants

There are approximately 5.9 million outstanding public and private warrants to purchase shares of the Company’s common stock at an exercise price of $11.50 per share. The warrants will expire on March 17, 2026 or earlier upon redemption or liquidation. The public warrants are accounted for as equity classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification. The Company has determined the private warrants are liability classified. Accordingly, the warrants were initially recorded at their fair value and are remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the Consolidated Statements of Comprehensive Loss.

A summary of the significant assumptions used to estimate the fair value of the private warrants as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	93.1%	100.2%
Risk-free rate of return	4.1%	4.1%
Expected option term (years)	1.2	2.2

The Company recognized $0.2 million of expense and $0.5 million and $0.2 million of benefit related to the change in fair value of the private warrant liability for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Series A Warrants

Upon closing of the 2022 Pipe Offering, there were approximately 17.9 million outstanding Series A Warrants to purchase shares of the Company’s common stock at a price of $11.50 per share, which were determined to be liability classified. Accordingly, the warrants were initially recorded at fair value and will be remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the Consolidated Statements of Comprehensive Loss.The warrants will expire on March 17, 2026.

As these warrants have similar redemption features and the same exercise price as the Company’s publicly traded warrants, the market price of the publicly traded warrants is utilized to value the Series A Warrants. Future warrant liabilities will increase to the extent that there are increases in the market price of the publicly-traded warrants. If there are any modifications or cancellations, this may impact the warrant liabilities and related expense or benefit recognized. Change in fair value of warrant liabilities is presented as its own line item within the Consolidated Statements of Comprehensive Loss. The Company recognized $41.0 million of expense, $31.1 million of benefit, and $7.5 million of expense for the years ended December 31, 2024, 2023, and 2022, respectively.

Series B Warrants

On May 10, 2024, pursuant to the Series B Warrant Agreement, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3.1 million shares of Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Common Stock at a price of $11.50 per share any time after November 6, 2024. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire on December 1, 2030.

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

The Series B Warrant Agreement provides for a Black-Scholes Value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series B Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company will classify the Series B Warrants as a liability pursuant to ASC 815.

As of December 31, 2024, there were approximately 3.1 million Series B Warrants outstanding. There were no Series B warrants issued or outstanding at December 31, 2023. The Company recognized $13.7 million, $0, and $0 of expense for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Series C Warrant provides for a Black-Scholes Value in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series C Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company will classify the Series C Warrants as a liability pursuant to ASC 815.

As of December 31, 2024, there were 5.0 million Series C Warrants issued and outstanding. There were no Series C Warrants issued or outstanding as of December 31, 2023. Refer to Note 12 – Fair Value of Financial Instruments for further information. The Company recognized $7.8 million, $0, and $0 of expense for the years ended December 31, 2024, 2023, and 2022, respectively.

For further information regarding PCT’s warrant liabilities, see Note 6 - Warrants to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K.

Recent Accounting Pronouncements

See the Audited Consolidated Financial Statements and Note 2 to the Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

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

Investments in Debt Securities

Our investment policy is established by the Chief Executive Officer and Chief Financial Officer and is reviewed as needed. Pursuant to this investment policy, as of December 31, 2024, all investments were in cash and cash equivalents. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. We manage the market risk related to these investments by holding only highly liquid, minimum “A” rated securities.

Commodity Market Risk

The plastics manufacturing industry is extremely price competitive because of the commodity-like nature of virgin polypropylene resin and its correlation to the price of crude oil. The demand for recycled plastics can also fluctuate with the price of crude oil. If crude oil prices materially decline for an extended period, the cost to manufacture our PureFive™ resin may become comparatively higher than the cost to manufacture virgin polypropylene resin. We believe that the current shifting market expectations toward sustainable sourcing of consumer plastics provides some protection from the risk related to fluctuating commodity prices.

Raw Material Price Risk

We will purchase feedstock for our purification process from various sources. While many of the categories of feedstock we source are available from independent suppliers, feedstock containing high levels of polypropylene is subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by competitors and other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our Feed PreP facilities and purification plants. The choice of feedstock to be used at our facilities is determined primarily by the price, availability, and polypropylene purity and content of waste polypropylene procured. Additionally, the high cost of transportation could favor suppliers located in closer proximity to our facilities. If the quality and polypropylene content of the feedstock is lower, the quality of our PureFive™ resin and efficiencies of our purification process may suffer. Changes in consumer behavior regarding consumption of products utilizing polypropylene, as well as consumer desire for PureFive™ resin could also impact our business. Increases in feedstock and other raw material costs could have a material adverse effect on our business, financial condition or results of operations. Attempts to hedge against these raw material fluctuations may be insufficient, and our results could be materially impacted if the costs of materials increase. We believe our Feedstock+ pricing model, principally applicable to contracts signed for the Augusta Facility, provides certain protection from the risk of increased prices in obtaining and processing raw materials utilized in our purification process.

Item 8. Financial Statements and Supplementary Data

PureCycle Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PureCycle Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025 expressed an unqualified opinion.

Going concern

As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has both a net working capital deficit and a net capital deficiency, which creates substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans to alleviate the substantial doubt are also described in Note 2.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going concern analysis

As described further in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has both a net working capital deficit and a net capital deficiency. As of December 31, 2024, the Company has available unrestricted liquidity of $15.7 million, restricted cash of $25.8 million and a working capital deficit of $37.0 million. During the year ended December 31, 2024, the Company incurred a net loss of $289.1 million and net cash used in operating activities was $144.8 million. The conditions described in Note 2 raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements; however, management believes its plans alleviate substantial doubt, and it believes the Company will be able to meet its obligations as they become due within one year after the date that the financial statements are issued.

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

Our audit procedures related to the going concern analysis included the following, among others:

•
We tested the design and operating effectiveness of controls relating to management’s going concern analysis.
•
We obtained management’s cash flow forecast covering the going concern assessment period to March 2026. We tested the accuracy of underlying data used in preparing the cash flow forecast by determining whether there was adequate support, including agreeing committed financing to contractual support.
•
We evaluated the reasonableness of the cash flow forecast by comparing to historical operating results to consider management’s ability to accurately forecast and performing sensitivity analysis on cash expenditures and commitments.
•
We evaluated management’s forecasted cash needs in the context of other audit evidence obtained, including but not limited to, Board of Director and committee minutes, presentations, and communications with investors and third parties, and significant contracts entered during 2024 and subsequent to year-end to determine whether the other audit evidence supported or contradicted the cash flow forecast.
•
We tested the subsequent event activity including, but not limited to, the subscription agreement for the common stock offering which generated an additional $33 million before deducting fees and other estimated offering expenses as disclosed in Note 16.
•
We assessed the appropriateness of the disclosures included within the consolidated financial statements relating to liquidity and going concern.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Southfield, Michigan

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PureCycle Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Audit Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 27, 2025

PureCycle Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
(in thousands)	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$15,683	$73,411
Debt securities available for sale	—	48,226
Restricted cash – current	16,656	25,692
Inventory	8,087	4,791
Prepaid expenses and other current assets	13,473	10,525
Total current assets	53,899	162,645
Restricted cash – non-current	9,172	203,411
Operating lease right-of-use assets	56,833	29,799
Property, plant and equipment, net	674,079	638,746
Prepaid expenses and other non-current assets	4,402	4,772
TOTAL ASSETS	$798,385	$1,039,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,596	$2,881
Accrued expenses	43,259	35,391
Accrued interest	7,626	8,190
Current portion of warrant liability	10,109	—
Current portion of long-term debt	12,932	9,148
Current portion of related party bonds payable	10,355	—
Total current liabilities	90,877	55,610
NON-CURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	256,886	467,708
Related party bonds payable	66,471	—
Related party note payable	—	39,696
Warrant liability	120,090	22,059
Operating lease right-of-use liabilities	54,665	27,253
Preferred stock liability	18,433	—
Other non-current liabilities	5,514	1,811
TOTAL LIABILITIES	$617,936	$619,137

COMMITMENT AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 450,000 shares authorized; 173,566 and 164,279 shares issued and outstanding as of December 31, 2024 and December 31, 2023	174	164
Preferred shares - $0.001 par value, 25,000 shares authorized; 50 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	813,573	764,344
Accumulated other comprehensive income (loss)	78	(32)
Accumulated deficit	(633,376)	(344,240)
TOTAL STOCKHOLDERS' EQUITY	180,449	420,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$798,385	$1,039,373

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023	2022
(in thousands except per share data)
Costs and expenses
Operating costs	$82,275	$52,392	$23,724
Research and development	6,436	6,607	4,350
Selling, general and administrative	56,671	54,902	53,244
Total operating costs and expenses	145,382	113,901	81,318
Interest expense	56,850	31,368	2,312
Interest income	(5,194)	(10,863)	(4,953)
Change in fair value of warrants	71,610	(33,824)	5,842
Loss on debt extinguishment	21,214	—	—
Other (income) expense	(647)	483	227
Total other (income) expense	143,833	(12,836)	3,428
Loss before income taxes	(289,215)	(101,065)	(84,746)
Provision (benefit) for income taxes	(79)	650	—
Net Loss	$(289,136)	$(101,715)	$(84,746)
Loss per share
Basic	$(1.75)	$(0.62)	$(0.54)
Diluted	$(1.75)	$(0.63)	$(0.55)
Weighted average common shares
Basic	165,377	163,865	155,957
Diluted	165,377	164,013	156,152

Other comprehensive income
Unrealized gain (loss) on debt securities available for sale	$18	$623	$(404)
Cumulative translation adjustment	92	(14)	—
Total comprehensive loss	$(289,026)	$(101,106)	$(85,150)

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For The Year Ended December 31, 2024
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2023	164,279	$164	$764,344	$(32)	$(344,240)	$420,236
Issuance of common stock	8,545	9	38,716	—	—	38,725
Share repurchase	(235)	—	(1,618)	—	—	(1,618)
Equity-based compensation	977	1	11,807	—	—	11,808
Reclassification of liability classified warrants to equity	—	—	324	—	—	324
Unrealized gain on available for sale debt securities	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	92	—	92
Net loss	—	—	—	—	(289,136)	(289,136)
Balance, December 31, 2024	173,566	$174	$813,573	$78	$(633,376)	$180,449

	For The Year Ended December 31, 2023
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2022	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Forfeiture of restricted stock	(1)	—	—	—	—	—
Share repurchase	(187)	—	(1,370)	—	—	(1,370)
Equity-based compensation	917	—	11,829	—	—	11,829
Unrealized gain on available for sale debt securities	—	—	—	623	—	623
Cumulative translation adjustment	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(101,715)	(101,715)
Balance, December 31, 2023	164,279	$164	$764,344	$(32)	$(344,240)	$420,236

	For The Year Ended December 31, 2022
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2021	127,647	$128	$539,423	$(237)	$(157,779)	$381,535
Issuance of Common Stock	35,714	35	205,261	—	—	205,296
Forfeiture of restricted stock	(33)	—	—	—	—	—
Share repurchase	(212)	—	(1,639)	—	—	(1,639)
Equity-based compensation	434	1	10,840	—	—	10,841
Unrealized loss on available for sale debt securities	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(84,746)	(84,746)
Balance, December 31, 2022	163,550	164	753,885	(641)	(242,525)	510,883

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net loss	$(289,136)	$(101,715)	$(84,746)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	11,653	11,829	10,840
Change in fair value of warrants	71,610	(33,824)	5,842
Depreciation expense	31,320	15,935	3,613
Amortization of debt issuance costs and debt discounts	16,618	2,534	1,004
Accretion of discount on debt securities	(330)	1,554	(432)
Operating lease amortization expense	3,388	2,923	1,596
Deferred taxes	(79)	650	—
Loss on extinguishment of debt	21,214	—	—
Impairment of operating right-of-use asset	757	—	—
Change in fair value of put option liability	(1,894)	—	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,220)	(4,397)	(1,906)
Prepaid expenses and other non-current assets	220	711	52
Inventory	(3,295)	(4,476)	(265)
Accounts payable	4,777	418	85
Accrued expenses	(4,375)	4,045	1,201
Accrued interest	(1,136)	11,207	—
Operating right-of-use liabilities	(2,918)	(2,300)	(2,362)
Net cash used in operating activities	$(144,826)	$(94,906)	$(65,478)
Cash flows from investing activities
Purchase of property, plant & equipment	(55,584)	(153,899)	(287,189)
Purchase of debt securities, available for sale	(30,586)	(57,575)	(192,388)
Sale and maturity of debt securities, available for sale	79,161	109,371	261,190
Net cash used in investing activities	$(7,009)	$(102,103)	$(218,387)
Cash flows from financing activities
Payment to purchase revenue bonds	(253,230)	—	—
Proceeds from issuance of revenue bonds to related parties	40,000	—	—
Proceeds from issuance of revenue bonds	8,000	—	—
Proceeds from issuance of common stock	38,203	—	206,071
Proceeds from issuance of warrants	30,050	—	43,929
Proceeds from issuance of preferred shares, inclusive of put option	21,840	—	—
Proceeds from other borrowings	5,191	—	—
Proceeds from convertible note offering	—	225,000	—
Proceeds from related party note payable	—	38,000	—
Proceeds from equipment lease financing	12,932	22,101	—
Convertible note payable issuance costs	—	(6,498)	—
Related party note payable issuance costs	—	(2,100)	—
Debt issuance costs	(1,119)	(2,450)	—
Payments to repurchase shares	(1,618)	(1,370)	(1,639)
Common stock issuance costs	—	—	(775)
Payments on equipment financing	(5,501)	(592)	—
Payments on related party revenue bonds	(980)	—	—
Other payments for financing activities	(2,936)	(91)	(56)
Net cash (used in) provided by financing activities	$(109,168)	$272,000	$247,530
Net (decrease) increase in cash and restricted cash	(261,003)	74,991	(36,335)
Cash and restricted cash, beginning of period	302,514	227,523	263,858
Cash and restricted cash, end of period	$41,511	$302,514	$227,523
Supplemental disclosure of cash flow information
Operating activities
Interest paid during the period, net of capitalized interest	$42,353	$13,862	$1,300
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	$33,286	$21,947	$26,386
Additions to property, plant, and equipment in accounts payable	$699	$1,592	$817
Additions to property, plant, and equipment in accrued interest	$—	$—	$1,424
Non-cash financing activities
PIK interest on related party note payable	$1,938	$3,125	$—
Initial fair value of warrant liability issued to satisfy shareholder loan prepayment penalty	$6,802	$—	$—
Carrying value of warrant liability issued to satisfy shareholder loan prepayment penalty	$44,386	$—	$—
Reconciliation of cash, cash equivalents reported in the consolidated balance sheet
Cash and cash equivalents	$15,683	$73,411	$63,892
Restricted cash and cash equivalents - current	16,656	25,692	68,850
Restricted cash and cash equivalents - non-current	9,172	203,411	94,781
Total cash, cash equivalents and restricted cash	$41,511	$302,514	$227,523

The accompanying notes are an integral part of these financial statements.

PureCycle Technologies LLC

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

PureCycle’s wholly owned subsidiaries are businesses whose planned principal operations are to conduct business as a polypropylene recycler using PureCycle’s patented recycling process. Developed and licensed to PCT LLC by Procter & Gamble (“P&G”), the patented dissolution recycling process separates color, odor and other contaminants from plastic waste feedstock to transform it into virgin-like resin.

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

Legacy PCT unitholders will be issued up to 2.0 million additional shares of the Company’s Common Stock if certain conditions are met (“the Earnout”). The Legacy PCT unitholders will be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following is a summary of the components of our current liquidity (in thousands):

	Years ended December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$15,683	$73,411
Debt securities available for sale	—	48,226
Unrestricted liquidity	$15,683	$121,637

Restricted cash and cash equivalents (current and non-current)	$25,828	$229,103

Working capital (deficit)	$(36,978)	$107,035
Accumulated deficit	$(633,376)	$(344,240)

	Years ended December 31,
(in thousands)	2024	2023
Net loss	$(289,136)	$(101,715)
Cash used in operations	$(144,826)	$(94,906)

As of December 31, 2024, PCT had $15.7 million of Unrestricted Liquidity and had Restricted Cash of $25.8 million. PCT also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on March 31, 2026. See Note 3 - Notes Payable and Debt Instruments for further information.

PCT has experienced intermittent mechanical challenges during the commissioning process including, but not limited to, limits in the rates at which certain contaminants can currently be removed from the purification process, as well as challenges with sustaining continuous operations. Recently, PCT has been focused on the recovery and removal of polyethylene and other solids (“CP2”), which impacts the ability to run higher volumes and produce consistent, high quality PureFive™ resin. PCT has modified the CP2 removal system to remove higher volumes of CP2 more quickly and continues to evaluate the facility’s production systems and their impact on overall production rates and product quality. PCT believes these and other changes will enable us to produce higher volumes of commercial-grade products.

As of December 31, 2024, PCT has debt service and equipment finance payments of approximately $66.2 million due within one year after the date the consolidated financial statements are issued. Further, there are capital commitments of approximately $5.0 million related to final performance payments for the Ironton Facility.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

There are also other ongoing monthly costs associated with operating the Company and possible draws on the Revolving Credit Facility may be necessary.

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

In an effort to alleviate these conditions, PCT is currently performing certain operational enhancements that are expected to improve the production issues at the Ironton Facility. In addition, the Company is ramping up its commercialization efforts, which the Company believes should lead to meaningful sales going into 2025.

Further, on March 5, 2024, PureCycle Technologies LLC ("PCT LLC") purchased 99% of the outstanding Bonds (as defined in Note 3). Since the purchase of the outstanding Bonds, PCT, LLC has, through a series of transactions described below, resold $116.8 million of Bonds at a purchase price of $800 per $1,000 principal amount. As of December 31, 2024, there were $117.6 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility.

In addition, the Company has a $200.0 million Revolving Credit Facility with Sylebra Capital that is currently unused and expires on March 31, 2026. Any borrowings under the Revolving Credit Facility would accrue interest at 17.5% at December 31, 2024.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements are presented in U.S. Dollars. Intercompany balances and transactions were eliminated upon consolidation. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications for the year ended December 31, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of December 31, 2024, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as commercial paper and US treasuries with maturities of 90 days or less at acquisition. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Restricted Cash

Cash pledged as collateral for future capital purchases and leased properties is deemed restricted and included within this definition. Restricted cash that is expected to be spent or released from restriction within twelve months is classified as current on the Consolidated Balance Sheets. Restricted cash that is expected to be spent or released from restriction after twelve months is classified as noncurrent on the Consolidated Balance Sheets.

Investments

The Company accounts for its investment in Debt Securities in accordance with ASC 320, Investments – Debt Securities. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. All investment holdings as of December 31, 2024 and 2023 have

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

been classified as Available for Sale. The Company classifies its Debt Securities investments as current assets as they are highly liquid and the related funds are available for use in current operations.

Inventory

Production inventories are valued at the lower of cost or net realizable value and include raw materials, work-in-process, and finished goods inventory. The Company’s inventories are valued under the average cost method. As the Company has not generated material sales and is in the early stages of operations, net realizable value is estimated based on anticipated selling prices.

The Company records spare parts for plant maintenance as a current asset and expenses when utilized. The Company has recorded $3.5 million and $2.3 million for spare parts within prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

Debt Issuance Costs

During the years ended December 31, 2024, 2023 and 2022 the Company incurred $1.5 million, $0, and $0, respectively, of capitalized bond issuance costs. As of December 31, 2024 and 2023, the Company has capitalized bond issuance costs totaling $1.3 million and $10.2 million, respectively, which are recorded as an offset to Bonds payable - non-current on the Consolidated Balance Sheets.

Property, Plant and Equipment

As of December 31, 2024 and 2023, the Company’s property, plant and equipment consists of building, land, office equipment and furniture, machinery and equipment, fixtures and furnishings and construction in progress. All property, plant and equipment are located within the United States. Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over the following table:

Building	10 - 39 years
Land	Indefinite
Office equipment and furniture	3 - 5 years
Machinery and equipment	3 - 30 years
Fixtures and Furnishings	5 - 7 years

Construction in progress relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. In accordance with ASC 835, Interest, the Company capitalizes all interest incurred on tax exempt project indebtedness. The capitalized interest is recorded as part of the asset to which it relates over the asset’s estimated useful life. Interest cost capitalized during the years ended December 31, 2024, 2023 and 2022 totaled $0, $7.1 million, and $17.1 million, respectively.

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Operating Costs

Operating costs are expensed as incurred. Operating costs consist of facility employee personnel costs, expense for supplies and materials, depreciation, transportation and other operating related expense.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of third-party consulting costs, and payroll and benefits of those employees engaged in research, design and development activities, costs related to design tools, license expenses related to intellectual property, depreciation for long-lived assets, and supplies and services.

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

Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve for penalties and interest (“P&I”) related to uncertain tax positions was zero as of December 31, 2024 and 2023. As a policy election, the Company will accrue future P&I on unrecognized tax benefits through income tax expense in the Consolidated Statements of Comprehensive Loss.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted- average number of shares of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued, using the treasury stock method.

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

Warrants

The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. Therefore, the Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which encompasses integrated business activities related to the recycling of polypropylene into resins.To date, the Company has limited operations and measures performance on a consolidated basis. Management has determined that the measure of segment performance determined most in accordance with generally accepted accounting principles ("GAAP") is consolidated net income or loss, as applicable. The Company’s Consolidated Statements of Comprehensive Loss include the significant expense categories provided to the CODM on a consolidated basis, and the CODM does not review significant classifications of expenses outside of those shown on the Consolidated Statements of Comprehensive Loss. The CODM primarily reviews certain operating key performance indicators ("KPIs") for evaluating performance and allocating resources.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04 – Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. Specifically, the guidance is intended to clarify how to determine whether a settlement of convertible debt (particularly cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. We are currently evaluating the impact that the updated standard will have on our financial statements.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. The amendments in this update improve the disclosures about an entity’s expenses and requires more detailed information about the types of expenses in commonly presented expense captions. The amendments in this Update will be effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the impact that the updated standard will have on our financial statement presentation.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for our annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2024 and interim periods beginning in the first quarter of fiscal 2025. The Company has adopted the standard effective for our annual period ended December 31, 2024. Adoption of the update did not have a material impact on our financial disclosures.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during fiscal 2024 that are of significance or potential significance to us.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3 – NOTES PAYABLE AND DEBT INSTRUMENTS

The Company’s debt balances, including related party debt, consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
CSC Equipment Financing Payable, currently bearing interest at a monthly charge of 3.1% of the outstanding balance financed; 36 month term expected to commence July 1, 2026, bearing interest at 7.25% (based on lease rate factor indexed to WSJ Prime Rate)	19,066	19,747
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031 maturing 2042	12,800	249,550
Other Debt	12,425	1,762
	294,291	521,059
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(24,473)	(44,203)
Less: Current portion	(12,932)	(9,148)
Long-term debt, less current portion	$256,886	$467,708

Related Party Debt

Revenue Bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and begin December 2024 fully maturing December 2042	105,830	—
Pure Plastic Note Payable, interest at applicable rate plus margin, as defined (13.0% as of December 31, 2023)	—	43,125
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(29,004)	(3,429)
Less: Current portion	(10,355)	—
Related party debt	$66,471	$39,696

Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at 17.5% at December 31, 2024 and applicable rate plus margin, as defined, at December 31, 2023; maturing March 2026	$—	$—

Revenue Bonds

On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain revenue bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of PCT, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), to be used to, among other things, acquire, construct and equip the Company's first commercial-scale recycling facility in Lawrence County, Ohio, the Ironton Facility (the "Ironton Facility"). Capitalized terms used but not defined herein have the meanings ascribed thereto in the Indenture or the Loan Agreement.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds” or "Senior Bonds"); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”) and, together with the Series 2020A Bonds and the Series 2020B Bonds, the “Bonds” or "Revenue Bonds").

(in thousands)
Bond Series	Term	Principal Amount	Interest Rate	Maturity Date
2020A	A1	$12,370	6.25%	December 1, 2025
2020A	A2	$38,700	6.50%	December 1, 2030
2020A	A3	$168,480	7.00%	December 1, 2042
2020B	B1	$10,000	10.00%	December 1, 2025
2020B	B2	$10,000	10.00%	December 1, 2027
2020C	C1	$10,000	13.00%	December 1, 2027

On February 10, 2024, PCO announced that it had agreed in principle with the Holders (as defined in the Indenture) of a majority in the aggregate principal amount of the Series 2020A Bonds outstanding (the "Majority Holders") that PCO or an affiliate of PCO would purchase (“Purchase”) from Holders for cash, upon the terms and subject to the conditions to be set forth in a definitive purchase agreement, by and among PCO and any Holder of Bonds that elects to be a party to the purchase agreement (each, a “Seller” and collectively, “Sellers”), any and all Bonds held by Sellers at a purchase price equal to $1,050 per $1,000 principal amount of the Bonds purchased, which amount is calculated in part to compensate the Sellers for default interest accruing from January 2, 2023 through December 31, 2023, as well as other accrued and unpaid interest from the last interest payment to, but not including, the Closing Date (as defined below) of the Purchase as consideration for consent to the Third Supplemental Indenture, by and among SOPA, PCO, the Guarantor, PCTO Holdco LLC ("PCTO Holdco") and the Trustee (the “Third Supplemental Indenture”), which sets forth certain proposed amendments to the Bond Documents (“Proposed Amendments”) that will eliminate a substantial portion of the covenants, Events of Default (as defined below), and other material terms and protections for the benefit of the Holders contained in the Indenture, the Loan Agreement, the Guaranty (as defined below) and other transaction documents that are permitted by the terms of the Indenture and/or the Loan Agreement to be eliminated with the consent of Majority Holders. The Purchase was to occur only if Sellers, including at least the Majority Holders, consented to the Proposed Amendments. The purchase price did not include any default or penalty interest accruing from January 1, 2024 that may otherwise have been owed to Sellers, and each Seller will waive its respective right to such default or penalty interest as additional compensation for the Purchase.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Bonds under the Purchase Agreement. The Purchase Agreement was executed by each Holder that elects to sell its Bonds to the Purchaser and by PCO and the Purchase was effective on the Closing Date.

On March 5, 2024, PCT LLC, a subsidiary of the Company, purchased 99% of the outstanding revenue bonds with $74.5 million of unrestricted cash and $184.6 million of restricted cash. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly owned subsidiary of the Purchaser. As of December 31, 2024, there were $117.6 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. Of the $259.1 million paid for the purchase, $5.9 million represented payment of accrued and unpaid interest prior to the Closing Date and $253.2 million was allocated to the outstanding carrying value at the Closing Date of $232.0 million. A $21.2 million loss on extinguishment of the Bonds was recognized in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024.

On March 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco, a Delaware limited liability company and affiliate of PCO (the pledgor under the Equity Pledge and Security Agreement (as defined in the Fourth Supplemental Indenture)) and the Trustee entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) which amended certain provisions of the Indenture, the Loan Agreement and that certain Amended and Restated Guaranty of Completion, entered into as of May 11, 2021, and effective as of October 7, 2020 (the “Guaranty”), by instructing the Trustee to release $22.1 million from the Bonds Debt Service Reserve Fund and $3.3 million from the Repair and Replacement Fund, in each case, to PCO. In addition, the Fourth Supplemental Indenture provides that the Senior Bonds Debt Service Reserve Requirement, Bonds Debt Service Reserve Requirement, and the Repair and Replacement Fund Requirement shall each be reduced to $0, respectively, and that certain provisions of the Indenture and/or the Loan Agreement, as applicable, relating to the funding and maintenance of the Senior Bonds Debt Service Reserve Fund, the Subordinate Bonds Debt Service Reserve Fund, and the Repair and Replacement Fund, will be suspended until the effectiveness of an amendment to the Indenture, the Loan Agreement and/or other applicable Financing Documents provides otherwise in accordance with the terms of the Indenture, the Loan Agreement and such other applicable Financing Documents.

On June 14, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco, and the Trustee entered into the Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) which amended certain provisions of the Indenture including (a) redefining Majority Holders to be the Holders of seventy-five percent (75%) in aggregate principal amount of the Senior Bonds then outstanding, or if no Senior Bonds are then outstanding, the Holders of seventy-five percent (75%) in aggregate principal amount of Bonds then outstanding, and (b) amending the lead paragraph of Section 10.02(a) of the Indenture by raising the threshold for consenting to and approving the execution by the Issuer and the Trustee of Supplemental Indentures from “Holders of not less than a majority in aggregate principal amount of the outstanding Senior Bonds to “Holders of not less than 75% in aggregate principal amount of the outstanding Senior Bonds with the limited exceptions therein stated.

The issuance of the Related Party Bonds and retirement of the Term Loan Facility with Pure Plastic was accounted for as a debt modification. The principal issued for the Related Party Bonds amounted to $94.3 million, with $29.8 million of discount and $1.5 million of issuance costs recorded as a reduction of the debt carrying value on the date of the transaction (including retention of $1.5 million of discount and $1.5 million of issuance cost remaining on the Term Loan Facility as of the transaction date, as well as a discount of $6.8 million related to the value of the Series B Warrants issued in satisfaction of the Prepayment Premium). The carrying value of the Related Party Bonds is recorded within Related party bonds payable in the Consolidated Balance Sheets.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On August 7, 2024, PCT LLC, Pure Plastic, and several other parties reached agreement on terms whereby certain investors purchased approximately $22.5 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $800 per $1,000 principal amount (the “August Purchased Bonds”) under a bond purchase agreement. The purchase of the August Purchased Bonds was completed and funds received by PCT LLC on or about August 9, 2024, with $12.5 million in aggregate par amount being sold to Pure Plastic and $10.0 million in aggregate par amount being sold to other parties. Refer to Note 12 - Fair Value of Financial Instruments for additional information.

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
•
prohibiting PCO from making any distributions to its members prior to January 1, 2027, other than amounts due to the Company pursuant to the Shared Services Agreement, by and among the Company, PCT Managed Services LLC (a subsidiary of the Company), and PCO, and then made only if, among other things, the Senior Parity Coverage Requirement, the Overall Coverage Requirement and the Days Cash on

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Hand Requirement are each satisfied with respect to the Fiscal Year prior to the date on which the distribution is made, and there shall remain after such distribution no less than 60 Days Cash on Hand; and
•
including certain other customary default provisions.

The Revenue Bonds are recorded within Bonds payable in the Consolidated Balance Sheets. The Company incurred $13.9 million, $19.3 million, and $19.4 million of interest cost during the years ended December 31, 2024, 2023, and 2022 respectively. As the Revenue Bond proceeds were used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. The Company capitalized $0, $7.1 million, and $17.1 million of interest cost during the twelve months ended December 31, 2024, 2023, and 2022 respectively.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Also on May 8, 2023, the Company, also through PureCycle PreP LLC entered into an Equipment Procurement Agreement (the “Equipment Agreement”) with CSC. Under the terms of the Equipment Agreement, CSC has agreed to finance, acquire and/or purchase certain equipment (the “Equipment”) from third-party vendors and/or manufacturers (each, a “Vendor”), so that CSC may lease the Equipment to the Company pursuant to the terms and conditions of the Master Lease Agreement. Prior to entering into formal lease schedules under the Master Lease Agreement, the Company will lease from CSC certain Equipment pursuant to the terms of the Equipment Agreement.

In connection with the above, CSC has funded $20.3 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36-month lease, which will commence when the Company accepts delivery of the equipment at its operating location and all final bills from Vendor are paid (the "Schedule Commencement Date"). The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the Consolidated Balance Sheets and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in 2026, and the repayment schedule below assumes payments under the 36-month term commence on July 1, 2026.

The Company is required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023. Payments are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC. The Company has previously determined that these payments represent a cost of borrowing under the financing arrangement and has historically recorded the payments as interest expense in the Consolidated Statements of Comprehensive Loss. On September 4, 2024, the Company and CSC entered into a Rider to Supplement to the Master Lease Agreement, which allows the Company to credit fifty percent of payments made from November 1, 2023, through the earlier of the schedule commencement date or November 1, 2025 against the outstanding principal owed (“CSC Principal Credit”). The Company is currently paying $0.6 million in Accumulating Rent (as defined in the Equipment Agreement) per month and has made total payments of $11.4 million as of December 31, 2024, of which it will receive $4.1 million credit toward the principal owed. The CSC Principal Credit shall be applied in thirty-six equal monthly installments against the basic rental amount owed in accordance with the lease schedules. The Company did not recognize any gain or loss in connection with the restructuring. The Company began amortizing the principal balance beginning with the date of the amendment.

Varilease Finance, Inc.

On July 12, 2024, PCT entered into an equipment financing arrangement with Varilease Finance, Inc. ("VFI") pursuant to a master lease agreement dated June 24, 2024, and received progress funding of $7.6 million in 2024. PCT anticipates an additional $2.7 million to be funded under this arrangement, pending completion of certain requirements. The Company began making accumulated rent payments on September 1, 2024 and will continue to do so until the related equipment is placed in service, at which point the 24-month rental term will commence.

Sylebra Credit Facility

On March 15, 2023, PCT entered into a $150 million Revolving Credit Facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”) with Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”),

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

There were no funds drawn on the Revolving Credit Facility as of December 31, 2024. The up-front commitment fee and other related fees of $3.8 million are being amortized over the term of the contract. During 2023 there were $1.2 million and $0.9 million recorded in prepaid expenses and other current assets during March and September 2023, respectively.

On March 1, 2024, PCT increased the Revolving Credit Facility from $150.0 million to $200.0 million, extended the maturity date to September 30, 2025 (which was further extended below), and obtained a carveout to permit the Company to purchase the Revenue Bonds, pursuant to an amendment to the Revolving Credit Agreement with PCT, the Guarantors, the Lenders, and Administrative Agent and Security Agent.

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

On September 11, 2024, in connection with PCT’s offering of Series A Preferred Stock, PCT extended the maturity date of the Revolving Credit Facility to March 31, 2026, in conjunction with the Limited Consent and Sixth Amendment to the Credit Agreement, which also (i) permitted the offering of Series A Preferred Stock; (ii) added PureCycle Augusta, LLC as a “Guarantor” and a "Loan Party" thereunder and (iii) added as secured obligations certain obligations in respect of the Series A Preferred Stock and Series C Warrants owed to the Lenders’ affiliates. Refer to Note 4 - Common and Preferred Stock Transactions—Series A Preferred Stock for further information.

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

The Term Loan Facility is structured as a single-draw, delayed draw term loan. The Lender funded the term loan on May 17, 2023 (the “Funding Date”). Amounts outstanding under the Term Loan Credit Agreement will bear interest at a variable annual rate equal to Term SOFR (as defined in the Term Loan Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to 7.5%, and the interest rate

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

for the outstanding term loan was 12.9% as of December 31, 2023. The Company is also required to pay, on the Funding Date, (i) a closing fee to the Lenders, equal to 2.00% times the aggregate principal amount of the term loans funded by the Lenders on the Funding Date, (ii) a commitment fee to the Lenders equal to 1.00% times the aggregate principal amount of each Lender’s commitments on the Funding Date, (iii) a syndication fee to the Administrative Agent equal to 0.50% times the aggregate commitments of the Lenders on the Funding Date and (iv) a monitoring fee equal to $200,000 to the Administrative Agent for the account of the Administrative Agent and the Security Agent on the Funding Date and each anniversary of the Funding Date until maturity of the term loan. Additionally, the term loan will be issued with a 5.00% original issue discount. Subject to timely prior written notice, payment of breakage fees, if any, and payment of a prepayment premium equal to (i) 12% if such prepayment occurs during the first year following the closing date or (ii) 8% thereafter, the Company may at any time and from time to time voluntarily prepay all or any portion of any outstanding borrowings. The Company incurred $1.4 million and $3.4 million of interest cost during the twelve months ended December 31, 2024 and 2023, respectively. The interest due through December 31, 2023 of $3.1 million was paid entirely in kind, which increased the principal amount of the Term Loan Facility by this amount (the “PIK Interest”). The Company has the contractual right to pay all interest payments in kind and may make this election for all interest payments for the duration of the Term Loan Facility. The repayment schedule presented below does not contemplate future PIK Interest.

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

Amounts outstanding under the Term Loan Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all of the assets of the Company. Subject to certain limited exceptions, any majority-owned direct or indirect subsidiaries of the Company formed after the closing date of the Term Loan Facility will also be required to guaranty the obligations under the Term Loan Credit Agreement and grant security interests in substantially all of their respective assets.

On March 1, 2024, PCT increased the amount available under the Term Loan Credit Agreement's permitted indebtedness covenant basket for the Revolving Credit Facility from $150.0 million to $200.0 million and obtained a carveout to permit the Company to purchase the Revenue Bonds. Each of PureCycle Technologies Holdings Corp. and PCT LLC are subsidiaries of the Company.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

in such offering exercised its option to purchase an additional $35.0 million in aggregate principal amount of the 7.25% Green Convertible Senior Notes due 2030 (together with the “Initial Notes”, the “Green Convertible Notes”), bringing the total aggregate principal amount of the Green Convertible Notes to $250.0 million.

On August 24, 2023, the Company completed the private offering of the Green Convertible Notes. Each $1,000 principal amount at maturity of the Notes was issued at a price of $900. An amount equal to the difference between the issue price and the principal amount at maturity will accrete from the original issue date through August 15, 2027. The Notes are senior unsecured obligations of the Company. Entities affiliated with Sylebra Capital Management purchased $50.0 million aggregate principal amount at maturity of Notes.

The net proceeds from this offering, excluding any offering expenses, were approximately $218.5 million, after deducting the initial purchaser’s discounts and fees paid to our financial advisor. The Company intends to allocate an amount equal to the net proceeds from this offering to the financing and refinancing of recently completed and future Eligible Green Projects (as defined below) in the United States. In particular, the Company intends to allocate the net proceeds from this offering to (1) make payments on certain long-lead items (2) fund initial inside and outside battery limits engineering design work, all of which are associated with a multi-line purification facility to be built in Augusta, Georgia, (3) for certain feedstock preparation (“PreP”) equipment and (4) a research and development lab. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes.

As of December 31, 2024, the Company has allocated $218.5 million of the proceeds to Eligible Green Projects, which includes historical spend from January 1, 2022, through December 31, 2024, related to the Augusta Facility, as well as the PreP facilities in process that will provide feedstock for both the Augusta Facility and also the Ironton facility. No funds remain available to allocate, as of December 31, 2024. The Company continually evaluates future project economics after considering and incorporating learnings from the commissioning of the Ironton Facility. The Company may determine in the future, consistent with our definition of Eligible Green Projects and in support of the circular economy, that certain equipment previously purchased for use at the Augusta Facility may provide better returns on invested capital at other locations, including those locations outside the United States. The Company is also evaluating a re-designed Augusta Facility that would not significantly impact the preliminary construction timeline, and could ultimately determine that the previously purchased equipment will continue to be commissioned in Augusta.

“Eligible Green Projects” means: investments in (i) acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case, that have received, or are expected to receive, in the three years prior to the issuance of the Notes or during the term of the Notes, a Leadership in Energy and Environmental Design (LEED) Silver, Gold or Platinum certification (or environmentally equivalent successor standards). Prior to issuing the Notes and as part of its overall business plan, the Company has focused on the value of the sustainability opportunities PureFive™ resin offers to support expanding a circular economy. To pursue those opportunities, the Company purchased equipment and commissioned design services for the Augusta Facility and PreP facilities that will enable the Company to advance circular economy adapted products, production technologies and processes, and/or research and development related to recycling waste polypropylene. We believe those legacy purchases and designs should complement the Company’s Eligible Green Projects development.

The Augusta Facility is currently in the front-end engineering and design validation phase and is incorporating the operational optimization and efficiency opportunities identified during the Ironton Facility commissioning. The Company identified “Building Design and Construction” as the appropriate LEED rating system for the Augusta Facility project though the Company believes it is premature to register the Augusta Facility project with the LEED on-line platform at this time.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In connection with the issuance of the Green Convertible Notes, the Company entered into an Indenture, dated August 24, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The events of default, as set forth in the Indenture and subject in certain cases to customary grace and cure periods, include customary events including a default in the payment of principal or interest, failure to comply with the obligation to deliver amounts due upon conversion, failure to give certain notices, failure to comply with the obligations in respect of certain merger transactions, defaults under certain other indebtedness and certain events of bankruptcy and insolvency.

The Green Convertible Notes will mature on August 15, 2030 (the “Maturity Date”), unless earlier repurchased, redeemed or converted. The Green Convertible Notes will bear interest at a rate of 7.25% per annum on the principal amount at maturity from August 24, 2023, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024.

Holders of the Green Convertible Notes may convert all or any portion of the Green Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Common Stock or a combination of cash and shares of its Common Stock, at the Company’s election. The conversion rate will initially be 67.4764 shares of Common Stock per $1,000 principal amount at maturity of notes (equivalent to an initial conversion price of approximately $14.82 per share of Common Stock), which represents a conversion premium of approximately 50% to the $9.88 per share closing price of the Company’s Common Stock on the Nasdaq Capital Market on August 21, 2023. The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, following certain corporate events described in the Indenture that occur prior to August 15, 2027, or upon the issuance of a notice of redemption (as described below) prior to August 15, 2027 for an optional redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or elects to convert its notes called (or deemed called) for optional redemption during the related redemption period.

Holders of the Green Convertible Notes have the right to require the Company to repurchase for cash all or any portion of their Green Convertible Notes on August 15, 2027 at a repurchase price equal to 100% of the principal amount at maturity of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, August 15, 2027. In addition, if the Company undergoes a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase their Notes at a cash repurchase price equal to 100% of the accreted principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Company may not redeem the Notes prior to August 20, 2025. The Company may redeem for cash all or any portion of the Notes (subject to certain exceptions and restrictions specified in the Indenture), at its option, on or after August 20, 2025 and on or before the 40th scheduled trading day immediately before the Maturity Date, at a cash redemption price equal to 100% of the accreted principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption to the holders of the Notes. No sinking fund is provided for the Notes. The fair value of the Green Convertible Notes are included in the level 3 measurement in the fair value hierarchy as they were derived using significant unobservable inputs. Refer to Note 12 - Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following provides a summary of the interest expense of PCT’s convertible debt instruments (in thousands):

	Years ended December 31,
	2024	2023
Contractual interest expense	$18,125	$6,394
Amortization of deferred financing costs	6,838	2,237
Effective interest rate	11.15%	11.15%

The following provides a summary of the convertible notes (in thousands):

	Years ended December 31,
	2024	2023
Unamortized deferred issuance costs	$22,423	$29,261
Net carrying amount	$227,577	$220,739

Principal repayments due on Long-term debt and Related party note payable over the next five years are as follows (in thousands):

Years ending December 31,	Long-term Debt	Related Party Debt
2025	$12,932	$10,355
2026	7,225	7,570
2027	2,635	25,105
2028	3,199	7,710
2029	5,500	8,220
Thereafter	262,800	46,870
Total	294,291	105,830
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(24,473)	(29,004)
Less: Current Portion	(12,932)	(10,355)
Total	$256,886	$66,471

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Transactions

On September 11, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), including related parties, pursuant to which the Company agreed to sell to the Investors, in a private placement, an aggregate of (i) 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), sold at an initial issue price of $1,000 per share (the “Initial Issue Price”), (ii) 8,528,786 shares of the Common Stock, sold at a price of $4.69 per share (the “Common Stock Price”), and (iii) Series C Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at a price of $11.50 per share of Common Stock (the “Series C Warrants”, and the shares of Common Stock issuable upon exercise of the Series C Warrants, the “Warrant Shares”). The transactions contemplated by the Subscription Agreements closed on September 13, 2024. The gross proceeds to the Company were approximately $90.0 million before deducting fees and other estimated offering expenses, which were immaterial. Proceeds were first allocated to liability instruments based on fair value, then allocated pro-rata to the equity instruments. Refer to Note 6 - Warrants for further information on the Series C Warrants.

Series A Preferred Stock

The shares of Series A Preferred Stock were issued pursuant to a Certificate of Designations (the “Certificate of Designations”) filed on September 13, 2024, and rank senior to the Common Stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in-kind at the election of the holder. As of December 31, 2024, there were 100,000 shares of Series A Preferred Stock authorized and 50,000 shares issued and outstanding. No shares of Series A Preferred Stock were issued or outstanding as of December 31, 2023.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock is measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. As of December 31, 2024, the Preferred Shares Liability was $18.4 million. During the year ended December 31, 2024, the Company recognized $2.1 million of interest on the Series A Preferred Stock.

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”) which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15 Embedded derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC. As of December 31, 2024, the Put Option liability has a fair value of $3.4 million. During the year ended December 31, 2024, the Company recognized expense of $2.3 million dollars related to the change in the Put Option fair value, which is recorded in other (income) expense, net in the Consolidated Statements of Comprehensive Loss. See Note 12 - Fair Value of Financial Instruments for information related to the Put Option fair value. The Series A Preferred Stock and Put Option were not applicable as of December 31, 2023.

The shares of Series A Preferred Stock will be redeemed in cash at a price equal to $1,050 per share (105% of the Initial Issue Price) regardless of whether they are called by the Company, put back to the Company by the holders, or redeemed on September 13, 2027. The Series A Preferred Stock is liability classified and presented

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

within non-current liabilities, as preferred stock liability, and the put option liability is recorded within other non-current liabilities on the Consolidated Balance Sheets.

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

Refer to Note 6 - Warrants for further information.

Common Stock

Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 450.0 million shares of common stock with a par value of $0.001. As of December 31, 2024 and December 31, 2023, 173.6 million and 164.3 million shares are issued and outstanding, respectively.

Preferred Stock

As of December 31, 2024, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which 50,000 shares are issued and outstanding.

NOTE 5 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, our stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Board of Directors (the “Board”) of the Company.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2024, approximately 21.9 million shares of common stock are authorized for issuance under the Plan, of which approximately 12.4 million remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals applicable to the issued Plan awards).

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

A summary of restricted stock activity for the years ended December 31, 2024 and 2023 is as follows (in thousands except per share data):

	Number of RSU's	Weighted average grant date fair value	Weighted average remaining recognition period
Non-vested at December 31, 2022	2,760	$11.92	2.74
Granted	1,540	5.90
Vested	(1,012)	11.52
Forfeited	(441)	8.49
Non-vested at December 31, 2023	2,847	$9.31	2.29
Granted	1,857	6.70
Vested	(1,015)	10.03
Forfeited	(251)	6.46
Non-vested at December 31, 2024	3,438	$7.90	2.52

As of December 31, 2024, there were $17.0 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.52 years.

On December 31, 2024, the Company entered into an agreement with PCT’s former Chief Financial Officer, whereby the restricted stock award set to expire on December 31, 2024, was extended an additional two years to December 31, 2026, in exchange for four quarterly payments of $155 thousand, beginning on December 31, 2024. The cash payment received has been recognized in additional paid-in capital within the Consolidated Balance Sheets.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2024	2023
Expected annual dividend yield	—%	—%
Expected volatility	88.50%	77.30%
Risk-free rate of return	4.32%	3.54%
Expected option term (years)	6.50	6.50

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

A summary of stock option activity for the years ended December 31, 2024 and 2023 is as follows (in thousands except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2022	613	$28.90	4.00
Granted	459	5.72	10.00
Exercised	—	—	—
Forfeited	(89)	5.72
Balance, December 31, 2023	983	$20.17	5.40
Granted	355	5.73
Exercised	(16)	5.72
Forfeited	(32)	5.72
Balance, December 31, 2024	1,290	$16.75	5.48
Exercisable	613

The weighted average grant-date fair values of options granted during the year ended December 31, 2024 and 2023 were $4.45 and $4.07, respectively. There were 16 thousand and no stock options exercised during 2024 and 2023, respectively. As of December 31, 2024, there were $1.6 million in compensation costs related to non-vested stock options to be recognized over a weighted average remaining period of 5.48 years.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

performance-based stock units that vest if the market price of the Company’s common stock exceeds a defined target during the performance period (“Market PSUs”, together with the Performance PSUs, the “PSUs”).

As of December 31, 2024, and 2023 the outstanding PSUs issued by the Company were 1.3 million and 1.2 million, respectively. As of December 31, 2024, the performance-based provisions have not been achieved for any of the outstanding performance-based awards.

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

A summary of the PSU activity for the years ended December 31, 2024 and 2023 is as follows (in thousands except per share data):

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted average remaining recognition period
Balance, December 31, 2022	1,060	$10.87	1.70
Granted	416	6.08
Vested	—	—
Forfeited	(230)	13.10
Balance, December 31, 2023	1,246	$8.85	1.40
Granted	362	5.89
Vested	—	—
Forfeited	(267)	15.03
Balance, December 31, 2024	1,341	$6.82	1.66

As of December 31, 2024, there were $1.1 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 1.66 years.

Equity-based compensation cost is recorded within selling, general and administrative expenses within the Consolidated Statements of Comprehensive Loss.

	Years ended December 31
(in thousands)	2024	2023	2022
Restricted Stock Agreements	$10,779	$11,040	$11,160
Stock Options	864	423	(158)
Performance-Based Restricted Stock Agreements	10	366	(162)
Total Equity-based Compensation	$11,653	$11,829	$10,840

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6 - WARRANTS

RTI Warrants

RTI Global (“RTI”) holds warrants to purchase 1.5 million shares of Common Stock. RTI can exercise these warrants as of March 17, 2022. The warrants were set to expire on December 31, 2024. On December 27, 2024, the Company extended the expiration date for the warrants to January 17, 2025. The Company determined the warrants are liability classified under ASC 480, Distinguishing Liabilities from Equity. Accordingly, the warrants were held at their initial fair value and are remeasured at fair value at each subsequent reporting date with changes in the fair value presented in the Consolidated Statements of Comprehensive Loss.

On January 16, 2025, RTI exercised their outstanding warrants. The Company received $5.4 million in cash and issued 1.5 million shares of common stock.

Public Warrants and Private Warrants

The Company has outstanding public and private warrants which entitle each holder to exercise its warrants only for a whole number of shares of Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share. The warrants will expire on March 17, 2026, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

The public warrants are accounted for as equity classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification. The Company has classified the private warrants as a warrant liability as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the Sponsor and affiliates of the Sponsor, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company will classify the private warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities, until the private warrants are transferred from the initial purchasers or any of their permitted transferees. There were approximately 5.7 million Public Warrants and 0.2 million Private Placement warrants outstanding at December 31, 2024 and 2023, respectively. Approximately 0.1 million private warrants were transferred from the initial purchasers during 2024 resulting in the reclassification of approximately $0.3 million of liability classified warrants to equity. Refer to Note 12 – Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Series A Warrants

On March 7, 2022, the Company issued approximately 17.9 million Series A Warrants to the 2022 PIPE Investors to purchase shares of the Company’s common stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Common Stock at a price of $11.50 per share any time after September 17, 2022. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire on March 17, 2026.

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

The agreements governing the Series A Warrants provide for a Black-Scholes Value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series A Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company has classified the Series A Warrants as a liability pursuant to ASC 815.

As of December 31, 2024, there were approximately 17.9 million Series A Warrants outstanding. The Company recognized $41.0 million of expense, $31.1 million of benefit, and $7.5 million of expense for the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 12 – Fair Value of Financial Instruments for further information.

Series B Warrants

On May 10, 2024, pursuant to the Series B Warrant Agreement, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3.1 million shares of Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Common Stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire on December 1, 2030.

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

The Series B Warrant Agreement provides for a Black-Scholes Value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series B Warrants that could

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company classified the Series B Warrants as a liability pursuant to ASC 815.

As of December 31, 2024, there were approximately 3.1 million Series B Warrants outstanding. The Company recorded $13.7 million of expense for the year ended December 31, 2024. Refer to Note 12 – Fair Value of Financial Instruments for further information.

Series C Warrants

On September 13, 2024, pursuant to the Subscription Agreements, the Company issued Series C Warrants to purchase an aggregate of 5.0 million shares of Common Stock. The Series C Warrants expire on December 1, 2030. Each warrant is exercisable at a price per share of Common Stock of $11.50, subject to adjustment for splits, dividends, recapitalizations and other similar events.

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

The Series C Warrant provides for a Black-Scholes Value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series C Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company has classified the Series C Warrants as a liability pursuant to ASC 815.

As of December 31, 2024, there were 5.0 million Series C Warrants issued and outstanding. The Company recognized $7.8 million of expense for the year ended December 31, 2024. Refer to Note 12 – Fair Value of Financial Instruments for further information.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	Years ended December 31
	2024	2023	2022
Numerator:
Net loss attributable to PureCycle	$(289,136)	$(101,715)	$(84,746)
Net loss attributable to common stockholders	$(289,136)	$(101,715)	$(84,746)
Denominator:
Weighted average common shares outstanding, basic	165,377	163,865	155,957
Net loss per share attributable to common stockholder, basic	$(1.75)	$(0.62)	$(0.54)

Presented in the table below is a reconciliation of the numerator and denominator for the diluted EPS calculations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to PureCycle	$(289,136)	$(101,715)	$(84,746)
Less change in fair value of dilutive warrants	—	(2,233)	(1,505)
Net loss attributable to common shareholders	$(289,136)	$(103,948)	$(86,251)
Denominator:
Weighted average common shares outstanding, basic	165,377	163,865	155,957
Add common equivalent shares from warrants	—	148	195
Weighted average common shares outstanding, diluted	165,377	164,013	156,152
Net loss per share attributable to common stockholder, diluted	$(1.75)	$(0.63)	$(0.55)

Certain outstanding Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. A summary of those outstanding Common Stock equivalents is presented in the following table:

(in thousands)	Years ended December 31
Anti-dilutive awards	2024	2023	2022
Warrants, outstanding not exercised	33,352	23,776	23,776
Stock options, outstanding not exercised	1,290	983	613
RSU, non-unvested	3,438	2,788	2,606
PSU, non-unvested	1,341	1,246	1,060
Contingently - issuable shares related to the Earnout	2,000	4,000	4,000
Shares issuable upon conversion of Green Convertible Notes	16,869	16,869	—

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8 - INVENTORY

The Company's inventory is as follows (in thousands):

(in thousands)	December 31, 2024	December 31, 2023
Raw materials	$4,485	$3,945
Work in process	824	839
Finished goods	2,778	7
Total inventories	$8,087	$4,791

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	Year Ended December 31, 2024
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$82,026	$4,843	$77,183
Machinery and equipment	374,639	48,452	326,187
Leasehold improvements	4,829	2,150	2,679
Fixtures and furnishings	800	286	514
Land improvements	150	42	108
Land	1,150	—	1,150
Construction in process	266,258	—	266,258
Total property, plant and equipment	$729,852	$55,773	$674,079

	Year Ended December 31, 2023
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$81,593	$2,440	$79,153
Machinery and equipment	349,796	20,415	329,381
Leasehold improvements	2,972	1,447	1,525
Fixtures and furnishings	711	177	534
Land improvements	150	32	118
Land	1,150	—	1,150
Construction in process	226,885	—	226,885
Total property, plant and equipment	$663,257	$24,511	$638,746

Depreciation expense is recorded in the Consolidated Statements of Comprehensive Loss as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Operating costs	$27,691	$12,289	$845
Research and development costs	3,058	3,001	2,453
Selling, general, and administrative costs	571	645	315
Total depreciation expense	$31,320	$15,935	$3,613

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Effective April 1, 2023, the Company and P&G executed a Second Side Letter, dated March 27, 2023, amending the date by which commercial sales must be maintained at 70% of nameplate capacity under Section 4.4 of the License Agreement from April 15, 2023 to December 31, 2024. On December 20, 2024, the Company and P&G executed a Third Side Letter, amending the date by which commercial sales must be maintained at 70% of nameplate capacity under Section 4.4 of the License Agreement from December 31, 2024 to March 31, 2025. Effective February 21, 2025, PCT LLC and P&G executed an amendment to the License Agreement which, among other terms, permanently waives the exclusivity license clawback provisions for facilities located in North America and extends the exclusivity provisions for facilities outside North America. Refer to Note 16 - Subsequent Events for further information.

As of December 31, 2024, the Company is in Phase 3 of the agreement and has recorded $2.0 million within prepaid expenses and other current assets in the Consolidated Balance Sheets.

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

Block and Release Agreement

On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment consisting of a

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

payment of $5.0 million for future receipt of resin consisting of recycled polypropylene (“recycled PP”). The $5.0 million prepayment is recorded as deferred revenue in the Consolidated Balance Sheets. The deferred revenue remains non-current provided the Company complies with certain provisions contained in the agreement.

NOTE 11- INCOME TAXES

Loss from continuing operations before income taxes, classified by source of income, were as follows (in thousands):

	Years Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$(287,596)	$(100,432)	$(84,746)
Foreign	(1,619)	(633)	—
Total	$(289,215)	$(101,065)	$(84,746)

The components of the (benefit) provision for income taxes were as follows (in thousands):

	Years Ended December 31,
(in thousands)	2024	2023	2022
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current provision (benefit)	—	—	—
Deferred:
Federal	(4,469)	650	—
State	4,390	—	—
Foreign	—	—	—
Total deferred (benefit) provision	(79)	650	—
Total (benefit) provision for income taxes	$(79)	$650	$—

The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Years Ended December 31,
(in thousands)	2024		2023		2022
Tax at statutory federal rate	$(60,735)	21.0%	$(21,224)	21.0%	$(17,797)	21.0%
Rates different than the statutory rate	(64)	—%	—	—%	—	—%
State income tax	(5,316)	1.8%	(3,114)	3.1%	(1,433)	1.7%
Compensation expense	1,100	(0.4)%	1,228	(1.2)%	805	(0.9)%
Warrant expense and other permanent items	15,038	(5.2)%	(6,920)	6.8%	1,247	(1.5)%
Tax loss on debt	(6,132)	2.1%	—	—%	—	—%
Tax credits	(7,865)	2.7%	(22,329)	22.1%	(3,571)	4.2%
Prior period adjustment	(3)	—%	1,083	(1.1)%	(1,880)	2.2%
Tax rate change	(459)	0.2%	(474)	0.5%	(712)	0.8%
Valuation allowance	63,779	(22.1)%	52,399	(51.8)%	24,136	(28.5)%
Other	578	(0.1)%	1	—%	(795)	1.0%
Provision (benefit) for income taxes	$(79)	(0.0)%	$650	(0.6)%	$—	—%

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The components of the deferred income tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2024	2023
(in thousands)
Deferred tax assets:
Net operating losses and tax credit carry-forward	$159,954	$104,625
Stock-based compensation	2,618	2,292
Start-up expenses	9,275	9,950
Property, plant, and equipment	—	—
Interest expense carryforwards	—	—
Deferred revenue	1,391	1,391
Lease liabilities	10,318	4,092
Capital loss carryforward	6,772	—
Debt transactions	5,028	—
Other	357	946
Gross deferred tax assets	$195,713	$123,296
Less valuation allowance	(155,519)	(91,739)
Total deferred tax assets (after valuation allowance)	$40,194	$31,557
Deferred tax liabilities:
Property, plant, and equipment	$(29,576)	$(27,437)
Right-of-use assets	(9,989)	(4,056)
Other accruals	(1,200)	(714)
Total deferred tax liabilities	(40,765)	(32,207)
Net deferred tax liabilities	$(571)	$(650)

As of December 31, 2024, the Company has $542.7 million of gross U.S. federal net operating loss carryforward, $15.0 million post apportioned gross state net of operating loss carryforwards, and $34.1 million of research and development tax credit carryforwards. As of December 31, 2023, the Company had $340.4 million of gross U.S. federal net operating loss carryforward, $8.7 million post apportioned gross state net of operating loss carryforwards, and $26.2 million of research and development tax credit carryforwards. The attributes will be available to offset future income tax liabilities. The U.S. federal net operating losses can be carried forward indefinitely, the state net operating losses in certain jurisdictions can be carried forward indefinitely while certain jurisdictions expire at various dates, and the research and development tax credit can be carried forward for up to 20 years.

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $155.5 million and $91.7 million as of December 31, 2024 and 2023, respectively, resulting in a net change of $63.8 million year-over-year. The valuation allowance mainly relates to U.S. federal and state net operating loss carryforwards, credit carryforwards, and start-up expenses. As the Company has not reported any revenue from inception, has insufficient projected taxable income, and has lack of other sources of taxable income the need arises for a valuation allowance.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2024, the Company has reported a minimal foreign loss which resulted in unbenefited accumulated losses for foreign operations. As a result there is no potential deferred tax liability on the outside basis of foreign investments as of December 31, 2024. The Company did not perform any activities in foreign locations prior to 2023.

As of December 31, 2024 and 2023, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current or prior year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods.

The Company files returns in the U.S. federal jurisdiction and in various state jurisdictions based on existing tax laws. The Company remains generally subject to examination in the U.S. for year beginning on or after January 1, 2019, however, for any tax periods prior to March 2021, such audits are not expected to impact the Company while the Company operated as a flow-through entity. The Company is not currently under audit in any jurisdiction.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Liabilities measured and recorded at Fair Value on a recurring basis

As of December 31, 2024 and December 31, 2023, the Company’s financial assets and liabilities measured and recorded at fair value in the Consolidated Balance Sheets on a recurring basis were classified within the fair value hierarchy as follow (in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,409	$—	$—	$10,409	$36,277	$35,215	$—	$71,492
Restricted cash equivalents
Restricted cash equivalents - current	$16,656	$—	$—	$16,656	$25,692	$—	$—	$25,692
Restricted cash equivalents - noncurrent	$9,172	$—	$—	$9,172	$203,411	$—	$—	$203,411
Investments:
Commercial paper, available for sale	$—	$—	$—	$—	$—	$46,049	$—	$46,049
US Treasury Notes, available for sale	$—	$—	$—	$—	$2,177	$—	$—	$2,177
Total investments	$—	$—	$—	$—	$2,177	$46,049	$—	$48,226

Liabilities
Put Option liability	$—	$—	$3,443	$3,443	$—	$—	$—	$—
Warrant liability:
Private warrants - liability classified	$—	$—	$443	$443	$—	$—	$265	$265
RTI warrants	$—	$—	$10,109	$10,109	$—	$—	$1,437	$1,437
Series A Warrants	$—	$61,329	$—	$61,329	$—	$20,357	$—	$20,357
Series B Warrants	$—	$—	$20,468	$20,468	$—	$—	$—	$—
Series C Warrants	$—	$—	$37,850	$37,850	$—	$—	$—	$—
Total warrant liability	$—	$61,329	$68,870	$130,199	$—	$20,357	$1,702	$22,059

As of December 31, 2024 and December 31, 2023, the Company's financial liabilities for instruments not remeasured at fair value on a recurring basis within the fair value hierarchy are as follows:

	December 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Green Convertible Notes	$—	$—	$233,125	$233,125	$—	$—	$94,500	$94,500
Revenue Bonds:
Related party bonds	$—	$—	$98,481	$98,481	$—	$—	$—	$—
Third-party bonds	$—	$—	$11,044	$11,044	$—	$—	$—	$—
Total bonds	$—	$—	$109,525	$109,525	$—	$—	$—	$—

For the instruments classified as level 3, significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The fair value of the financial liabilities above is derived from the trading price of the Company's publicly traded bonds on the last trading day of the fiscal year. The Company's publicly traded bonds are thinly traded and, as such, the Company has deemed this input as an unobservable input. Since each of the instruments classified as level 3 are being valued using similar inputs, a significant change that would impact expected volatility or the market price of PCT's Common Stock could result in a material change to the total combined value of these instruments. An increase in one or both of these inputs would result in a higher assessed value for each instrument.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 for both initial measurement upon close of the Business Combination and subsequent measurement using the following assumptions:

	Private Warrants
	December 31, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	93.1%	100.2%
Risk-free rate of return	4.1%	4.1%
Expected option term (years)	1.20	2.20

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

The aggregate values of the private warrants were $0.4 million and $0.3 million on December 31, 2024 and December 31, 2023, respectively.

A summary of the private warrants activity from December 31, 2023 to December 31, 2024 is as follows (in thousands):

Fair value (Level 3)
Balance, December 31, 2023	$265
Change in fair value	178
Balance, December 31, 2024	$443

Refer to Note 6 – Warrants for further information.

Measurement of the RTI warrants

The Company has determined its warrant to be a Level 3 fair value measurement and has remeasured using the Binomial Tree pricing model to calculate its fair value as of December 31, 2024 using the following assumptions:

	RTI Warrants
	December 31, 2024	December 31, 2023
Expected annual dividend yield	—%	—%
Expected volatility	77.1%	118.1%
Risk-free rate of return	4.4%	4.7%
Expected option term (years)	0.10	1.0

The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For December 31, 2024 and December 31, 2023, the expected volatility was calculated based on the specific volatility of PCT’s publicly traded common stock. The dividend yield on the Company’s warrants is

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree pricing model.

A summary of the RTI warrants activity from December 31, 2023 to December 31, 2024 is as follows (in thousands):

Fair value (Level 3)
Balance, December 31, 2023	$1,437
Change in fair value	8,672
Balance, December 31, 2024	$10,109

The Company extended the period to exercise the RTI warrants to January 17, 2025, and RTI elected to exercise the warrants on January 16, 2025. The Company received $5.4 million of cash and issued 1.5 million shares of common stock.

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

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	December 31, 2024	May 10, 2024
Expected annual dividend yield	—%	—%
Expected volatility	93.1%	99.3%
Risk-free rate of return	4.4%	4.5%
Expected option term (years)	5.92	6.56

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the Series B warrants activity from May 10, 2024 to December 31, 2024 is as follows (in thousands):

Fair value (Level 3)
Balance at May 10, 2024 (initial recognition date)	$6,802
Change in fair value	13,666
Balance, December 31, 2024	$20,468

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	December 31, 2024	September 13, 2024
Expected annual dividend yield	—%	—%
Expected volatility	93.1%	85.10%
Risk-free rate of return	4.4%	3.50%
Expected option term (years)	5.90	6.00

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

A summary of the Series C warrants activity from September 13, 2024 to December 31, 2024 is as follows (in thousands):

Fair value (Level 3)
Balance at September 13, 2024 (initial recognition date)	$30,050
Change in fair value	7,800
Balance, December 31, 2024	$37,850

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	December 31, 2024	September 13, 2024
Risk-free rate of return	4.4%	3.4%
Credit Spread	16.7%	18.9%

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the Put Option activity from September 13, 2024 to December 31, 2024 is as follows (in thousands):

Fair Value (Level 3)
Balance at September 13, 2024 (initial recognition date)	$6,938
Change in fair value	(3,495)
Balance, December 31, 2024	$3,443

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

NOTE 13 - AVAILABLE-FOR-SALE INVESTMENTS

The Company held no available-for-sale investments as of December 31, 2024. As of December 31, 2023, the Company classified its investments in debt securities as available-for-sale. Debt securities held for sale were comprised of highly liquid investments with minimum “A” rated securities and, as of December 31, 2023, consisted of corporate entity commercial paper and securities and municipal bonds. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. Refer to Note 12 - Fair Value of Financial Instruments for further information.

The Company did not have any available-for sale investments at December 31, 2024. The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial Paper	$46,069	$—	$(20)	$46,049
US Treasury Note	$2,175	$2	$—	$2,177
Total	$48,244	$2	$(20)	$48,226

The following table summarizes the fair value and amortized cost bases of the Company’s available-for-sale investments by contractual maturity at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$48,244	$48,226

The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii)

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2024 and 2023, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months, and the Company does not anticipate any material losses upon maturity of these investments. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other securities holdings, primarily under commercial paper, equals the carrying value and is classified as Level 2.

NOTE 14 - LEASES

Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts determined to be, or contain, a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right-of-use asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment as appropriate for lease currency and lease term.

The Company enters into contracts to lease real estate, equipment and vehicles. The Company’s most individually significant lease liabilities relate to a real estate lease in Antwerp, Belgium, which has an initial contract lease term of 30 years, and a real estate lease in Denver, Pennsylvania, which has an original lease term of fifteen years. The Company’s most significant lease liabilities in aggregate value relate to real estate leases that have initial contract lease terms ranging from 1 to 30 years. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern. The assets associated with financing leases have been included in property, plant and equipment in the Consolidated Balance Sheets. Depreciation on financing lease assets is included in operating costs on the Consolidated Statements of Comprehensive Loss. The Company does not sublease any of its material leased assets to third parties and the Company is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The Company has made an accounting policy election not to recognize right-of use-assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term.

ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the year ended December 31, 2024 that required a reassessment or re-measurement. For the year ended December 31, 2024, PCT included the Company’s right-of-use assets and other long-lived assets in its overall impairment analysis. Refer to Note 2 - Summary of Significant Accounting Policies for further information regarding the Company’s assessment of impairment indicators related to its property, plant and equipment.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets.

On August 24, 2022, the Company signed a real estate lease for a future feedstock preprocessing facility in Denver, Pennsylvania with an initial term of 15 years and total minimum lease payments of $52.3 million. The lease commenced in October 2024.

In January 2023, the Company signed a real estate lease at the Port of Antwerp-Bruges’ NextGen District, where it plans to build its first purification facility in Europe, with an initial term of 30 years and total minimum lease payments of €27.7 million, subject to annual inflation adjustments. This lease commenced at the end of June 2023.

On May 14, 2024, the Company sublet the leased space that previously housed its corporate headquarters in Orlando, FL and will have no further involvement in that property. The Company recognized a $0.8 million impairment on the related right -of -use asset, which is recorded in other (income) expense, net in the Consolidated Statements of Comprehensive Loss.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of lease expense and supplemental cash flow information related to leases for the period are as follows (in thousands):

	December 31, 2024	December 31, 2023
Lease cost
Operating lease cost	$5,668	$4,171
Short-term lease cost	1,447	1,175
Total lease cost	$7,115	$5,346

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,401	$3,772
Right-of-use assets obtained in exchange for new operating lease liabilities	$31,527	$13,578
Weighted-average remaining lease term (in years) - operating leases	14.8	15.4

Discount rates
Weighted-average discount rate - operating leases	6.5%	6.1%

The supplemental balance sheet information related to leases for the period is as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$56,833	$29,799
Accrued expenses	$3,110	$2,535
Operating lease right-of-use liabilities	54,665	27,253
Total operating lease liabilities	$57,775	$29,788

Maturities of the Company’s lease liabilities are as follows (in thousands):

2025	$6,800
2026	7,403
2027	7,091
2028	5,858
2029	5,674
Thereafter	63,454
Total future minimum lease payments	$96,280
Less: Imputed interest	(38,505)
Present value of lease liabilities	$57,775

AEDA Sale-leaseback Transaction

On June 30, 2023, PCT entered into a series of agreements with The Development Authority of Augusta, Georgia (the “AEDA”) to construct phase one (“Phase One”) of its first U.S. multi-line facility in Augusta, Georgia. PCT is leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. PCT will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyors and pipelines (the Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back by PCT. PCT anticipates that the first portion of

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Phase One will consist of one purification line. PCT is obligated to spend at least $440 million toward the construction of Phase One. Construction of the first purification line must be completed by December 31, 2026. Through December 31, 2024, PCT has invested approximately $114.0 million for pre-construction engineering and long-lead equipment for the benefit of Phase One investments.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Financial Assurance

On March 14, 2023, PCT secured a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). Effective March 14, 2024, PCT renewed the surety bond in the amount of $25.0 million. Effective July 1, 2024, the amount was increased from $25.0 million to $45.9 million. Effective October 4, 2024, the amount was decreased from $45.9 million to $8.1 million as a result of PCT funding a restricted escrow account. The surety bond will expire at the earlier of satisfaction of the obligation, termination of the related vendor contract, or December 31, 2025.

Legal Proceedings

PCT is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against PCT that remains outstanding as of December 31, 2024.

Shareholder Securities Litigation

On September 29, 2023, Jay Southgate, a purported shareholder, filed a complaint in the U.S. District Court for the Southern District of New York against PCT, and certain senior members of management (“Individual Southgate Defendants”), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act.

On April 5, 2024, plaintiffs in the Southgate matter filed an amended complaint (“Amended Southgate Complaint”), in which the plaintiffs allege the Company and the Individual Southgate Defendants violated Section 10(b) and Section 20(a) of the Exchange Act. The Amended Southgate Complaint alleges that beginning in April 2023 through December 2023, the Company and the Individual Southgate Defendants made misleading and inaccurate statements and omissions regarding the operations at the Ironton Facility, PCT’s ability to meet certain milestones and alleged issues with certain third-party contractors. Following briefings filed by the parties, on December 20, 2024, the Court granted the Defendants' motion to dismiss the Amended Southgate Complaint without prejudice, permitting the plaintiff to file a motion to amend the complaint no later than January 10, 2025. No motion was filed with the Court, and on January 13, 2025, the Court dismissed the Amended Southgate Complaint with prejudice.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

On March 29, 2024, John Brunson, a purported PCT shareholder, and on behalf of whom the February 2023 Delaware 220 demand referenced below was issued to the Company, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action under seal in the Court of Chancery in the State of Delaware, captioned John Brunson v. Otworth et. al., against certain members of PCT’s management, PCT’s directors and others (collectively, the “Individual Brunson Defendants”), alleging breaches of fiduciary duties, aiding and abetting breaches of fiduciary duty, corporate waste, and unjust enrichment (“Brunson Derivative Lawsuit"). The Brunson Derivative Lawsuit generally contains similar allegations as contained in Consolidated Derivative Amended Derivative Complaint, as well as allegations regarding undisclosed operational risks, production issues and delays, persistent failure to remediate known material deficiencies, including inadequate staffing, lack of segregation of duties, unfamiliarity with financial reporting requirements, and lack of accounting resources, leading to revisions of prior financial statements. The Brunson Derivative Lawsuit also references two reports by Bleeker Street Research in November 2023 which alleged that the Company had misled investors about the launch of the Ironton Facility, and would not meet its production targets. The Brunson Derivative Lawsuit references and/or alleges facts underlying the Theodore Securities Class Action and the Southgate Amended Complaint, both of which have been dismissed.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On May 7, 2024, the Company entered into a memorandum of understanding agreement to settle the Consolidated Derivative Litigation, the Brunson Derivative Lawsuit, and certain shareholder demand letters described below under the heading Other Matters, excluding the demand issued by Selim Piot (the “Settling Demand Letters”), including demands under Delaware Code Section 220 and/or investigation demands (the “Derivative Settlement”). On July 17, 2024, the parties executed a Stipulation of Settlement. Under the proposed terms of the Stipulation in the Derivative Settlement, all claims shall be settled in exchange for certain corporate therapeutics and a monetary component of $3 million, out of which plaintiffs’ counsel intend to seek up to $1.75 million in attorneys’ fees (as approved by the Court), in exchange for a complete release of all claims, known or unknown, that have been or could have been asserted in the Consolidated Derivative Litigation, the Brunson Lawsuit, the Settling Demand Letters, or in any other forum by any current PureCycle stockholders derivatively on behalf of PureCycle. Carriers comprising part of the D&O insurance tower will contribute $3 million of applicable policy limits to fund the monetary component of the Derivative Settlement. On July 31, 2024, the lead plaintiff in the Consolidated Derivative Litigation filed a Motion for Preliminary Approval of the Derivative Settlement, which is pending before the Court. The Derivative Settlement, including the amount of attorneys’ fees awarded, is subject to Court approval. On February 18, 2025, the Court issued an Order granting preliminary approval of the Derivative Settlement and scheduling a hearing on the matter for May 1, 2025.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On March 8, 2024, ISC Constructors, a DB subcontractor, filed an action in equity for unjust enrichment against PCO in Lawrence Co. Ohio Case # 240C000171. The lawsuit alleges $526,007.48 in unpaid invoices and retainage. An arbitration claim for breach of contract, for the same amount, was filed by ISC Constructors in the AAA against DB. That arbitration action has been consolidated with the AAA arbitration between PCO and DB listed above. Recently PCO moved to stay the ISC lawsuit and consolidate it with the DB lawsuit which is currently stayed. Discovery in the arbitration proceeding is ongoing.

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

On October 6, 2023 and October 27, 2023, the Company received two additional books and records demands pursuant to Section 220 of the Delaware General Corporation Law, from two purported stockholders of the Company, in connection with the stockholders’ investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. On February 5, 2024, and February 23, 2024, the Company received two additional demand letters demanding that the Company initiate legal action against its officers, directors, or members of senior management for their alleged breach of fiduciary duties and take remedial measures for damages from alleged unjust enrichment and corporate waste. Collectively, the February 3, 2023, October 6, 2023, October 27, 2023, February 5, 2024, and February 23, 2024 demand letters shall be referred to as the “Settling Demand Letters”. The claims asserted in the Settling Demand Letters are included as part of the Derivative Settlement.

On April 25, 2024, the Company received a litigation demand letter from a purported shareholder, Selim Piot, requesting that the Board take action against certain officers and directors. On May 6, 2024, Mr. Piot served a books and records demand and initiated a derivative action in the Chancery Court of Delaware captioned Piot v. Bouck, et al., No. 2024-0475-NAC (Del. Ch.). On May 21, 2024, Mr. Piot served another books and records demand. The claims asserted in Mr. Piot’s demand letters and derivative action are substantially similar to those asserted in the Consolidated Derivative Litigation and Brunson Derivative Lawsuits and the Demand Letters. If the Court grants final approval of the Derivative Settlement referenced above, the Company intends to seek dismissal of the Piot complaint. We are currently unable to predict the outcome of this matter.

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated subsequent events since year end through February 27, 2025, the date on which the financial statements were available for issuance. The events below were identified.

Amendment to the License Agreement

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Effective February 21, 2025, PCT LLC and P&G executed an amendment to the License Agreement (“Amendment No. 1”). Pursuant to Amendment No. 1, the license claw back provisions of Section 4.14 of the License Agreement have been permanently waived with regard to plants located in North America. Additionally, the time in which plants must begin construction and commence sales in other regions to avoid a claw back of exclusivity has been extended as follows: plants in Europe and Asia must begin construction no later than December 31, 2027 and commence sales by December 31, 2030; plants in Greater China and Latin America must begin construction no later than December 31, 2032 and commence sales no later than December 31, 2035; and plants located in Africa must begin construction no later than December 31, 2037 and commence sales no later than December 31, 2040. The parties also agreed that the Company and PCT LLC will not be bound by existing tonnage limitations if these construction and sales deadlines are met for future facilities in other regions. In exchange, PCT LLC has agreed to permit certain parties under confidentiality obligations with the Company to provide limited consultation services to P&G and its designated partner on polyethylene dissolution recycling activities. PCT LLC and P&G clarified certain other provisions in the License Agreement, including (1) defining a plant as a single site that may contain multiple purification lines, (2) clarifying that royalties will only apply to the pro rated amount of recycled polypropylene in the compounded products, and (3) permitting PCT LLC to assign the License Agreement and its obligations to the Company without P&G’s consent.

Subscription Agreement

On February 5, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), including affiliates of Sylebra Capital, Pleiad Asia Master Fund, Pleiad Asia Equity Master Fund and affiliates of Samlyn Capital, LLC, pursuant to which the Company agreed to sell to the Investors, in a private placement (the “Offering”), an aggregate of 4,091,293 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a price of $8.0655 per share. The transactions contemplated by the Subscription Agreements closed on February 6, 2025. The gross proceeds to the Company from the Offering were approximately $33.0 million before deducting fees and other estimated offering expenses.

As part of the Subscription Agreements, the Company is required to prepare and file a registration statement or register the Common Stock sold in the Offering for resale on an existing registration statement, including the Company’s existing shelf registration statement filed with the Securities and Exchange Commission (the “Commission”) on January 31, 2025 (in either case, the “Registration Statement”), with the Commission under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the Common Stock. The Company is required to have such Registration Statement declared effective by the Commission within 60 calendar days (or 90 calendar days in the event of a “full review” by the Commission) following the date of the Offering.

Amendment to the Credit Agreement

In conjunction with the Offering, on February 5, 2025, the Company, the Guarantors, the Administrative Agent, the Security Agent and the Lenders executed a Limited Consent and Seventh Amendment to the Credit Agreement (“Limited Consent and Seventh Amendment to Credit Agreement”) to, among other things, permit the Offering and the transactions contemplated thereby. The lenders and their affiliates are greater than 5% beneficial owners of the Company.

RTI Warrants Exercised

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

RTI Global (“RTI”) held warrants to purchase 1.5 million shares of Common Stock. The warrants were set to expire on December 31, 2024. On December 27, 2024, the Company extended the expiration date for the warrants to January 17, 2025. On January 16, 2025, RTI exercised their outstanding warrants to purchase 1.5 million shares of common stock. See Note 6 - Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedure

Evaluation of Disclosure Controls and Procedures

PCT’s Management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K). Based on this evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers), as appropriate, to allow timely decisions regarding required disclosure. PCT's Management, including our principle executive and financial officers, have concluded that the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which requires that internal controls are designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of PCT’s internal control over financial reporting as of December 31, 2024, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management of the Company has concluded that PCT’s internal control over financial reporting was effective as of December 31, 2024. The effectiveness of PCT's internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

The Company completed implementation of a new accounts payable automation system. As with any new information technology application the Company implements, this application, the change management controls relevant to its implementation, and the internal controls over financial reporting included within the accounts payable process, were appropriately considered within the tests for operating effectiveness. The Company concluded, as part of its evaluation, that the implementation of the new system has not materially affected its internal control over financial reporting.

Except as noted above, there have been no changes in PCT’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, PCT’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted an insider trading compliance policy that governs the purchase, sale, and/or other transactions of the Company's securities by its directors, officers, and employees and has implemented processes that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards.

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

PART IV

ITEM 15. Exhibit and Financial Statement Schedules.

(a) List of documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements of the Registrant: See “Index to Consolidated Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
2.
Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(b) Exhibits:

The exhibits listed in the following index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended)†

3.1

Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Declassify the Board of Directors (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Incorporate Certain Other Changes (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.4	Second Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.5

Certificate of Designations of Series A Preferred Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2024)

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 6, 2024)

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, as amended)

4.3	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1, as amended)

4.4	Specimen Warrant Certificate (included in Exhibit 4.3) (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended)

4.5

Warrant Agreement between Continental Stock Transfer & Trust Company and Roth CH Acquisition I Co. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended)

4.6

The Indenture of Trust, dated as of October 1, 2020, between Southern Ohio Port Authority and UMB Bank, N.A. (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4, as amended) †

4.7

Form of Series 2020A Bond (included as Exhibit A-1 to the Indenture of Trust filed as Exhibit 4.6 to this Annual Report) (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4, as amended)

4.8

Form of Series 2020B Bond (included as Exhibit A-2 to the Indenture of Trust filed as Exhibit 4.6 to this Annual Report) (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4, as amended)

4.9

Form of Series 2020C Bond (included as Exhibit A-3 to the Indenture of Trust filed as Exhibit 4.6 to this Annual Report) (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as amended)

4.10

Redeemable Conditional Warrant to Purchase Securities of Roth CH Acquisition I Co. Parent Corp., dated November 16, 2020, by and between Roth CH Acquisition I Co. Parent Corp., PureCycle Technologies LLC, and Recycled Resin Investors, LLC (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, as amended)

4.11

Amended and Restated Guaranty of Completion, made and entered into as of May 11, 2021 and effective as of October 7, 2020, by PureCycle Technologies LLC, a Delaware limited liability company (the “Guarantor”), in favor of UMB Bank, N.A., a national banking association, as trustee (incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on May 19, 2021)**

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

4.14	Form of 7.25% Green Convertible Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2023)

4.15	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 13, 2024)

4.16	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 13, 2024)

4.17	Form of Waiver from holders of Series A Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 18, 2024)

4.18	Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2024)

10.1	PIPE Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 16, 2020)

10.2	Form of Investor Rights Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended)

10.3

Loan Agreement, dated as of October 1, 2020, by and between PureCycle: Ohio LLC and Southern Ohio Port Authority (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended) †

10.4

Form of the Series 2020A Promissory Note (included as Exhibit A-1 to the Loan Agreement filed as Exhibit 10.3 to this Registration Statement) (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended)

10.5

Form of the Series 2020B Promissory Note (included as Exhibit A-2 to the Loan Agreement filed as Exhibit 10.3 to this Registration Statement) (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended)

10.6

Form of the Series 2020C Promissory Note (included as Exhibit A-3 to the Loan Agreement filed as Exhibit 10.3 to this Registration Statement) (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended)

10.7

Guaranty of Completion, dated as of October 7, 2020, by PureCycle Technologies LLC in favor of UMB Bank, N.A. (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, as amended) †

10.8

Security Agreement, dated as of October 7, 2020, by and between PureCycle: Ohio LLC and UMB Bank, N.A. (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, as amended) †

10.9

Side Letter Agreement, dated as of October 5, 2020, by and between PureCycle Technologies LLC and Pure Crown LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4, as amended) †

10.10

Amended and Restated Patent License Agreement, dated July 28, 2020, by and between PureCycle Technologies LLC and The Procter & Gamble Company (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4, as amended)**

10.11	PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4, as amended)^

10.12	Form of PureCycle Technologies, Inc. Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4, as amended)^

10.13

Amended and Restated Purchase Option Agreement, dated November 20, 2020, by and between PureCycle Technologies LLC, Roth CH Acquisition Co. Parent Corp., and AptarGroup, Inc. (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, as amended)

10.14	Form of PureCycle Technologies LLC Restrictive Covenants Agreement (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4, as amended)^

10.15

Technology Sublicense Agreement, dated November 13, 2019, by and between PureCycle Technologies LLC and Impact Laboratories Limited (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4, as amended)

10.16

Amendment and Addendum to Technology Sublicense Agreement, dated May 27, 2020, by and between PureCycle Technologies LLC and Impact Laboratories Limited (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4, as amended)

10.17

Second Amendment and Addendum to Technology Sublicense Agreement, dated December 15, 2020, by and between PureCycle Technologies LLC and Impact Laboratories Limited (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4, as amended)

10.18

Nonqualified Stock Option Agreement, dated March 17, 2021, by and between PureCycle Technologies, Inc. and Michael Dee (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, as amended)^

10.19

Amendment, dated May 10, 2021, to Nonqualified Stock Option Agreement, dated March 17, 2021, by and between PureCycle Technologies, Inc. and Michael Dee (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021)^

10.20	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, as amended)^

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

10.22	PureCycle Technologies, Inc. Executive Severance Plan, dated May 10, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2021)^

10.23

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2021)^

10.24

Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Award Agreement for Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2021)^

10.25

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement for CFO (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2021)^

10.26

Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Units Agreement for CFO (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 14, 2021)^

10.27

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Directors (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021)^

10.28	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022)

10.29	Board of Representation Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2022)

10.30

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement for Executive Chairman (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022)^

10.31

Limited Waiver and First Supplemental Indenture, dated as of March 15, 2023, among the Southern Ohio Port Authority, UMB Bank, N.A., as Trustee, PureCycle Technologies, Inc., PCTO Holdco LLC and PureCycle: Ohio LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.32

Revolving Credit Agreement, dated as of March 15, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund, as Lenders and Madison Pacific Trust Limited, as the Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023)

10.33

Second Side Letter, dated March 27, 2023, by and between PureCycle Technologies, LLC and The Procter & Gamble Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023)

10.34

Credit Agreement, dated as of May 8, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

10.35

First Amendment to Credit Agreement, Dated as of May 8, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

10.36

Second Amendment to Credit Agreement, dated as of August 4, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023)

10.37

First Amendment to Credit Agreement, dated as of August 21, 2023, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2023)

10.38

Third Amendment to Credit Agreement, dated as of August 21, 2023, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2023)

10.39

Limited Waiver and Second Supplemental Indenture, dated as of November 8, 2023, among the Southern Ohio Port Authority, UMB Bank, N.A., as Trustee, PureCycle Technologies, Inc., PCTO Holdco LLC and PureCycle: Ohio LLC. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.40

Independent Contractor Agreement by and between PureCycle Technologies, Inc. and Jeff Fieler, dated December 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2023)^

10.41

Second Amendment to Credit Agreement, dated as of March 1, 2024, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp. and PureCycle Technologies, LLC, as Guarantors, Pure Plastic LLC, as the Lender and Pure Plastic LLC, as the Administrative Agent and Security Agent (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed on March 6, 2024)

10.42

Fourth Amendment to Credit Agreement, dated as of March 1, 2024, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent.(incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed on March 6, 2024)

10.43

Bond Purchase Agreement and Consent, dated as of March 5, 2024, by and among PureCycle: Ohio LLC, PureCycle Technologies LLC, as the Guarantor and Purchaser, and the consenting Holders of the Bonds, as Sellers (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K filed on March 6, 2024)

10.44

Third Supplemental Indenture, dated as of March 5, 2024, among the Southern Ohio Port Authority, PureCycle: Ohio LLC, PureCycle Technologies LLC, PCTO Holdco LLC and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K filed on March 6, 2024)

10.45

Limited Consent and Sixth Amendment to Credit Agreement, dated as of May 10, 2024, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 13, 2024) †

10.46

Form of Subscription Agreement dated as of September 11, 2024, by and between PureCycle Technologies, Inc. and the subscribers thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2024)

10.47	Sixth Supplemental Indenture (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 29, 2024)

10.48

Side Letter agreement, dated December 20, 2024, by and between PureCycle Technologies, Inc. and The Procter & Gamble Company amending certain provisions of the Amended and Restated Patent License Agreement, dated July 28, 2020, by and between PureCycle Technologies LLC and The Procter & Gamble Company (incorporated herein by reference to Exhibit 10.1 to the Company's Form S-3/A (filed January 8, 2025)†

10.49

Fourth Supplemental Indenture, dated as of March 25, 2024, among the Southern Ohio Port Authority, PureCycle: Ohio LLC, PureCycle Technologies LLC, PCTO Holdco LLC and UMB Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2024)

10.50	Form of Series B Warrant (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024)

10.51

Amended and Restated Bond Purchase Agreement dated May 7, 2024 by and between PureCycle Technologies LLC and Pure Plastics, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2024)

10.52

Limited Consent and Fifth Amendment to Credit Agreement, dated as of May 10, 2024, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2024)

10.53

First Amendment to Amended and Restated Bond Purchase Agreement, dated as of May 28, 2024, between Pure Plastic LLC and PureCycle Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024)

10.54

Fifth Supplemental Indenture, dated as of June 14, 2024, among the Southern Ohio Port Authority, as issuer, PureCycle: Ohio LLC, PureCycle Technologies LLC, PCTO Holdco LLC and UMB Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2024)

10.55	Form of Bond Purchase Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024)

10.56

Amendment to Separation Agreement dated December 11, 2021 by and between PureCycle Technologies, Inc. and Michael E. Dee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2025)

10.57

Form of Subscription Agreement dated as of February 5, 2025 by and between PureCycle Technologies, Inc. and the subscribers thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2025)

10.58

Redline of Conformed Credit Agreement (through Seventh Amendment) dated as of February 5, 2025 by and between PureCycle Technologies, Inc. and the subscribers thereto (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2025)

10.59	Amendment No. 1 to the Amended and Restated Patent License Agreement effective February 21, 2025* **

19.1	PureCycle Technologies, Inc., Insider Trading Policy*

21.1	Subsidiaries of the Registrant*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by Dustin Olson, Chief Executive Officer, for the fiscal year ended December 31, 2024.*

31.2	Rule 13a-14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the fiscal year ended December 31, 2024.*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the fiscal year ended December 31, 2024.*

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the fiscal year ended December 31, 2024.*

97.1	PureCycle Technologies, Inc., Compensation Clawback Policy, Effective July 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 6, 2024)

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

^ Indicates management contract or other compensatory arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURECYCLE TECHNOLOGIES, INC.

(Registrant)

By:	/s/ Dustin Olson
Dustin Olson
Chief Executive Officer

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dustin Olson	Chief Executive Officer and Director	February 27, 2025
Dustin Olson	(Principal Executive Officer)

/s/ Jaime Vasquez	Chief Financial Officer	February 27, 2025
Jaime Vasquez	(Principal Financial Officer)

/s/ Gregory Barta	Controller and Chief Accounting Officer	February 27, 2025
Gregory Barta	(Principal Accounting Officer)

/s/ Daniel Coombs	Non-executive Chairman and Director	February 27, 2025
Daniel Coombs

/s/ Tanya Burnell	Director	February 27, 2025
Tanya Burnell

/s/ Jeffrey Fieler	Director	February 27, 2025
Jeffrey Fieler

/s/ Fernando Musa	Director	February 27, 2025
Fernando Musa

/s/ Allen Jacoby	Director	February 27, 2025
Allen Jacoby

/s/ Steven Bouck	Director	February 27, 2025
Steven Bouck