Form 10-Q
period 2025-03-31
PureCycle Technologies, Inc.
filed 2025-05-07
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission File Number: 001-40234

PureCycle Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2293091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 North Orange Avenue, Suite 106

Orlando, Florida 32801

(877) 648-3565

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001 par value per share	PCT	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock, $0.001 par value per share, at an exercise price of $11.50 per share	PCTTW	The Nasdaq Stock Market LLC
Units, each consisting of one share of common stock, $0.001 par value per share, and three quarters of one warrant	PCTTU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2025, there were approximately 179,559,510 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PureCycle Technologies, Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,482	$15,683
Restricted cash – current	5,761	16,656
Accounts receivable, net	1,494	—
Inventory	8,683	8,087
Prepaid expenses and other current assets	11,242	13,473
Total current assets	49,662	53,899
Restricted cash – noncurrent	9,219	9,172
Operating lease right-of-use assets	56,141	56,833
Property, plant and equipment, net	667,901	674,079
Prepaid expenses and other noncurrent assets	4,415	4,402
TOTAL ASSETS	$787,338	$798,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,760	$6,596
Accrued expenses	27,061	43,259
Accrued interest	5,851	7,626
Current portion of warrant liability	27,866	10,109
Current portion of long-term debt	12,717	12,932
Current portion of related party bonds payable	10,355	10,355
Total current liabilities	90,610	90,877
NONCURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	271,992	256,886
Related party bonds payable	68,325	66,471
Warrant liability	36,851	120,090
Operating lease right-of-use liabilities	53,993	54,665
Preferred stock liability	20,739	18,433
Other noncurrent liabilities	1,615	5,514
TOTAL LIABILITIES	549,125	617,936

COMMITMENT AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY
Common shares - $0.001 par value, 450,000 shares authorized; 179,535 and 173,566 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	180	174
Preferred shares - $0.001 par value, 25,000 shares authorized; 50 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	862,593	813,573
Accumulated other comprehensive (loss)/income	(16)	78
Accumulated deficit	(624,544)	(633,376)
TOTAL STOCKHOLDERS' EQUITY	238,213	180,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787,338	$798,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenues	$1,580	$—
Operating expenses:
Cost of operations	23,282	21,194
Research and development	1,541	1,831
Selling, general and administrative	14,478	15,957
Total operating costs and expenses	39,301	38,982
Operating loss	(37,721)	(38,982)
Interest expense	15,064	15,054
Interest income	(379)	(3,602)
Change in fair value of warrants	(56,669)	13,944
Loss on debt extinguishment	—	21,214
Other (income)/expense	(4,569)	15
Total other (income)/expense	(46,553)	46,625
Net Income/(loss)	$8,832	$(85,607)

Earnings/(loss) per share
Basic	$0.05	$(0.52)
Diluted	$0.05	$(0.52)
Weighted average common shares
Basic	177,308	164,355
Diluted	178,506	164,355

Other comprehensive (loss)/income
Unrealized gain on debt securities available for sale	$—	$18
Cumulative translation adjustment	(94)	16
Total comprehensive income/(loss)	$8,738	$(85,573)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For The Three Months Ended March 31, 2025
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2024	173,566	$174	$813,573	$78	$(633,376)	$180,449
Issuance of common stock	4,091	4	33,148	—	—	33,152
Warrants exercised	1,511	1	14,216	—	—	14,217
Share repurchase	(187)	—	(1,697)	—	—	(1,697)
Equity-based compensation	554	1	3,353	—	—	3,354
Cumulative translation adjustment	—	—	—	(94)	—	(94)
Net income	—	—	—	—	8,832	8,832
Balance, March 31, 2025	179,535	$180	$862,593	$(16)	$(624,544)	$238,213

	For The Three Months Ended March 31, 2024
	Common stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
Balance, December 31, 2023	164,279	$164	$764,344	$(32)	$(344,240)	$420,236
Issuance of Common Stock	16	—	92	—	—	92
Share repurchase	(99)	—	(598)	—	—	(598)
Equity-based compensation	416	1	2,681	—	—	2,682
Unrealized gain on available for sale debt securities	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	16	—	16
Net loss	—	—	—	—	(85,607)	(85,607)
Balance, March 31, 2024	164,612	$165	$766,519	$2	$(429,847)	$336,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income/(loss)	$8,832	$(85,607)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Equity-based compensation	3,354	2,682
Change in fair value of warrants	(56,669)	13,944
Change in fair value of derivative	(3,146)	—
Depreciation expense	7,350	9,256
Amortization of debt issuance costs and debt discounts	3,727	2,538
Accretion of discount on debt securities	—	(318)
Operating lease amortization expense	1,119	767
Loss on extinguishment of debt	—	21,214
Changes in operating assets and liabilities
Accounts receivable, net	(1,494)	—
Inventory	(596)	(648)
Prepaid expenses and other current assets	1,872	308
Prepaid expenses and other noncurrent assets	(13)	83
Accounts payable	(6,846)	1,196
Accrued expenses	4,014	214
Accrued interest	531	(4,151)
Operating right-of-use liabilities	(903)	(656)
Net cash used in operating activities	(38,868)	(39,178)
Cash flows from investing activities
Purchase of property, plant and equipment	(15,004)	(14,348)
Purchase of debt securities, available for sale	—	(30,586)
Sale and maturity of debt securities, available for sale	—	76,961
Net cash (used in)/provided by investing activities	(15,004)	32,027
Cash flows from financing activities
Payment to purchase revenue bonds	—	(253,230)
Proceeds from bond issuance	16,368	—
Debt issuance costs	—	(1,119)
Payments to repurchase shares	(1,697)	(598)
Other payments for financing activities	(3,400)	(568)
Proceeds from issuance of common stock	33,152	92
Proceeds from exercise of warrants	5,400	—
Net cash provided by/(used in) financing activities	49,823	(255,423)
Net decrease in cash and restricted cash	(4,049)	(262,574)
Cash and restricted cash, beginning of period	41,511	302,514
Cash and restricted cash, end of period	$37,462	$39,940

Supplemental disclosure of cash flow information
Operating activities
Interest paid during the period, net of capitalized interest	$10,837	$16,383
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	12,386	15,656
Additions to property, plant, and equipment in accounts payable	7,711	5,903
Non-cash financing activities
PIK interest on related party note payable	—	1,441
Reconciliation of cash, cash equivalents reported in the consolidated balance sheet
Cash and cash equivalents	$22,482	$25,021
Restricted cash and cash equivalents - current	5,761	7,566
Restricted cash and cash equivalents - noncurrent	9,219	7,353
Total cash, cash equivalents and restricted cash	$37,462	$39,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION

Formation and Organization

PureCycle Technologies, Inc. (“PCT” or the “Company”) is a Florida-based corporation focused on commercializing a patented purification recycling technology (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin, called PureFive™ resin, which has nearly identical properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. PCT’s goal is to introduce an important new product to the global polypropylene market that will assist multinational corporations in meeting their sustainability goals as well as federal and state regulations and mandates, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

Business Combination

On March 17, 2021, the Company consummated the previously announced business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly-owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly-owned direct subsidiary of ParentCo, Roth CH Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of ParentCo and PureCycle Technologies LLC (“PCT LLC” or “Legacy PCT”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).

Upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), ROCH changed its name to PureCycle Technologies Holdings Corp. and became a wholly-owned direct subsidiary of ParentCo, PCT LLC became a wholly-owned direct subsidiary of PureCycle Technologies Holdings Corp. and a wholly-owned indirect subsidiary of ParentCo, and ParentCo changed its name to PureCycle Technologies, Inc. The Company’s common stock, par value $0.001 per share, units and warrants are now listed on the Nasdaq Capital Market under the symbols “PCT,” “PCTTU” and “PCTTW,” respectively.

The Legacy PCT unitholders will be entitled to 2.0 million shares upon the commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility") becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

Unless the context otherwise requires, “Registrant,” the “Company,” and “PCT,” refer to PureCycle Technologies, Inc., and its subsidiaries at and after the Closing and give effect to the Closing. “Legacy PCT,” “ROCH” and “ParentCo” refer to PureCycle Technologies LLC, ROCH and ParentCo, respectively, prior to the Closing.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the conditions described below raise substantial doubt about the Company’s ability to do so, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional unrestricted liquidity.

The Company has sustained recurring losses and negative cash flows from operations since its inception. As reflected in the accompanying condensed consolidated financial statements, the Company has begun limited commercial operations but does not have any significant sources of revenue.

The following is a summary of the components of the Company's current liquidity:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$22,482	$15,683
Restricted cash and cash equivalents (current and noncurrent)	14,980	25,828
Working capital deficit	(40,948)	(36,978)
Accumulated deficit	(624,544)	(633,376)

	Three Months Ended March 31,
(in thousands)	March 31, 2025	March 31, 2024
Net income/(loss)	$8,832	$(85,607)
Cash used in operations	(38,868)	(39,178)

As of March 31, 2025, the Company had $22.5 million of cash and cash equivalents, and $15.0 million of restricted cash. The Company also has a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and was to expire on March 31, 2026, which was amended on April 11, 2025 to expire on September 30, 2026. See Note 3 - Long-term Debt and Bonds Payable for further information.

The Company's Ironton facility is working on improving its commercial operating capabilities, including its operating rates, reliability, and product quality. During the first quarter of 2025, the Company reported its first quarterly revenues of approximately $1.6 million. Numerous customer trials are on-going and are expected to lead to higher revenues; however, there is uncertainty as to the success or timing of future orders from any successful trials.

As of March 31, 2025, the Company has debt service and equipment payments of approximately $56.0 million due within one year after the date the condensed consolidated financial statements are issued. There are also other ongoing monthly costs associated with operating the Company, resulting in the need to raise additional capital or possibly utilizing the Revolving Credit Facility.

Pursuant to the requirements of the Financial Accounting Standards Board’s (the "FASB") Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the condensed consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. However, the mitigating effect of management’s

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

plans is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company believes that its current level of unrestricted liquidity is not sufficient to fund operations, outstanding commitments, and further its future growth plans. The conditions described above raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In an effort to alleviate these conditions, the Company is working to improve the operation of the Ironton Facility, and continues to pursue commercialization of its products with potential customers. Meanwhile, on February 5, 2025, the Company entered into subscription agreements (the "Offering") with certain investors in a private placement for an aggregate of 4,091,293 shares of the Common Stock at a price of $8.0655 per share. The gross proceeds to the Company from the Offering were approximately $33.0 million before deducting fees and other estimated offering expenses. Refer to Note 4 - Common and Preferred Stock Transactions for further information. Further, on March 31, 2025, the Company sold $18.6 million in aggregate par amount of Exempt Facility Revenue Bonds, Tax-Exempt Series A Bonds ("Series A Bonds") (as described further in Note 3 - Long-Term Debt and Notes Payable below) owned by PCT LLC at a purchase price of $880 per $1,000 principal amount under a bond purchase agreement for net proceeds of $16.4 million. As of March 31, 2025, there were $99.0 million of outstanding Revenue Bonds (as defined below) that the Company intends to, and has the ability to, re-market based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility. During April 2025, the Company sold an additional $11.8 million in aggregate par amount of Series A Bonds at a purchase price of $880 per $1,000 principal amount for net proceeds of $10.4 million.

In addition, the Company has a $200.0 million Revolving Credit Facility with Sylebra Capital that is currently unused that expires on September 30, 2026, as extended on April 11, 2025. Any borrowings under the Revolving Credit Facility would accrue interest at SOFR plus 17.5% as of March 31, 2025.

After considering management’s plans to mitigate these conditions, including operational and commercial progress, the re-marketing of the Bonds and the availability of the Revolving Credit Facility, the Company believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.

The Company’s future capital requirements will depend on many factors, including the funding mechanism and construction schedule of the Augusta Facility and other anticipated facilities outside the United States, build-out of multiple Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, debt service and other challenges or unforeseen circumstances. As a low-revenue operating company, the Company continually reviews its cash outlays, pace of hiring, professional services and other spend, and capital commitments to proactively manage those needs in tandem with its cash balance. For future growth and investment, the Company expects to seek additional debt or equity financing from outside sources, which it may not be able to raise on terms favorable to the Company, or at all. If the Company is unable to raise additional debt or sell additional equity when desired, or if the Company is unable to manage its cash outflows, the Company’s business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on the Company and/or its stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting the Company’s operating flexibility. If the Company consummates an equity financing to raise

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

additional funds, the percentage ownership of its existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of the Company’s common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The condensed consolidated financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results that may be expected for a full year.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the three months ended March 31, 2025 and 2024.

Restricted Cash

Cash pledged as collateral for future capital purchases and leased properties is deemed restricted and included within this definition. Restricted cash that is expected to be spent or released from restriction within twelve months is classified as current on the Condensed Consolidated Balance Sheets. Restricted cash that is expected to be spent or released from restriction after twelve months is classified as noncurrent on the Condensed Consolidated Balance Sheets.

Revenue recognition

The Company’s revenue is primarily generated from the sale of finished products or byproducts to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. Sales revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for that finished product. Amounts billed to customers related to freight are included in revenues and freight costs are included in cost of operations in the accompanying Condensed Consolidated Statements of Comprehensive Income/(Loss).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

reported amounts of expenses for the period presented. The Company's most significant estimates and judgments involve valuation of the Company's liability-classified warrants and related fair value assumptions. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. Therefore, the Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which encompasses integrated business activities related to the recycling of polypropylene into resins. To date, the Company has limited operations and measures performance on a consolidated basis. Management has determined that the measure of segment performance determined most in accordance with U.S. GAAP is consolidated net income or loss, as applicable. The Company’s Condensed Consolidated Statements of Comprehensive Income/(Loss) include the significant expense categories provided to the CODM on a consolidated basis, and the CODM does not review significant classifications of expenses outside of those shown on the Condensed Consolidated Statements of Comprehensive Income/(Loss). The CODM primarily reviews certain operating key performance indicators ("KPIs") for evaluating performance and allocating resources.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04 – Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. Specifically, the guidance is intended to clarify how to determine whether a settlement of convertible debt (particularly cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company is currently evaluating the impact that the updated standard will have on the financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures.” This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions that have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of this update is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement presentation.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The Company is currently evaluating the impact that the updated standard will have on the financial statement disclosures.

NOTE 3 – LONG-TERM DEBT AND BONDS PAYABLE

The Company’s debt balances, including related party debt, consist of the following at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Long-term Debt
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
CSC Equipment Financing Payable, currently bearing interest at a monthly charge of 3.1% of the outstanding balance financed; 36 month term expected to commence July 1, 2026, bearing interest at 7.25% (based on lease rate factor indexed to WSJ Prime Rate)	18,424	19,066
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031 maturing 2042	31,400	12,800
Other debt	9,718	12,425
	309,542	294,291
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(24,833)	(24,473)
Less: Current portion	(12,717)	(12,932)
Long-term debt, less current portion	$271,992	$256,886

Related Party Bonds Payable
Revenue bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and began June 2024, fully maturing December 2042	105,830	105,830
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(27,150)	(29,004)
Less: Current portion	(10,355)	(10,355)
Related party bonds payable, less current portion	$68,325	$66,471

Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at March 31, 2025 and December 31, 2024; maturing September 2026	$—	$—

Revenue Bonds

On October 7, 2020, the Southern Ohio Port Authority (“SOPA”) issued certain Revenue Bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), between SOPA and UMB Bank, N.A., as Trustee (“Trustee”), and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of the Company, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”) to be used to, among other things, acquire, construct and equip the Company’s first commercial-scale recycling facility in the Ironton Facility. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Indenture or the Loan Agreement.

The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds” or "Senior Bonds"); (ii) Subordinate Exempt Facility Revenue

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinated Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds” and, together with the Series 2020A Bonds and the Series 2020B Bonds, the “Bonds” or "Revenue Bonds").

Bond Series	Term	Principal Amount	Outstanding as of March 31, 2025	Interest Rate	Maturity Date
2020A	A1	$12,370	$—	6.25%	December 1, 2025
2020A	A2	38,700	38,700	6.50%	December 1, 2030
2020A	A3	168,480	69,510	7.00%	December 1, 2042
2020B	B1	10,000	9,650	10.00%	December 1, 2025
2020B	B2	10,000	9,650	10.00%	December 1, 2027
2020C	C1	10,000	9,720	13.00%	December 1, 2027
		$249,550	$137,230

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
•
amendments to the definition of each of “Outstanding,” “Bonds Outstanding,” and “Outstanding Bonds” in the Indenture such that any Bonds owned by or on behalf of the Company, an affiliate of the Company, the Issuer, or an affiliate of the Issuer will have the same approval voting or consent rights as other Holders;
•
elimination of the requirement to produce sufficient annual gross revenues in order to provide a Senior Debt Service Coverage Ratio (“DSCR”) equal to at least 150% for each fiscal year, and a ratio of at least 110% of net income available for debt service;

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

On March 5, 2024, PCT LLC, a subsidiary of the Company, purchased 99% of the outstanding revenue bonds with $74.5 million of unrestricted cash and $184.6 million of restricted cash. The Purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly-owned subsidiary of the Purchaser. As of March 31, 2025, there were $99.0 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. Of the $259.1 million paid for the purchase, $5.9 million represented payment of accrued and unpaid interest prior to the Closing Date and $253.2 million was allocated to the outstanding carrying value at the Closing Date of $232.0 million. A $21.2 million loss on extinguishment of the Bonds was recognized in the Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2024.

On March 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco, a Delaware limited liability company and affiliate of PCO (the pledgor under the Equity Pledge and Security Agreement (as defined in the Fourth Supplemental Indenture)) and the Trustee entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), which amended certain provisions of the Indenture, the Loan Agreement and that certain Amended and Restated Guaranty of Completion, entered into as of May 11, 2021, and effective as of October 7, 2020 (the “Guaranty”), by instructing the Trustee to release $22.1 million from the Bonds Debt Service Reserve Fund and $3.3 million from the Repair and Replacement Fund, in each case, to PCO. In addition, the Fourth Supplemental Indenture provides that the Senior Bonds Debt Service Reserve Requirement, Bonds Debt Service Reserve Requirement, and the Repair and Replacement Fund Requirement shall each be reduced to $0, respectively, and that certain provisions of the Indenture and/or the Loan Agreement, as applicable, relating to the funding and maintenance of the Senior Bonds Debt Service Reserve Fund, the Subordinate Bonds Debt Service Reserve Fund, and the Repair and Replacement Fund, will be suspended until the effectiveness of an amendment to the Indenture, the Loan Agreement and/or other applicable Financing Documents provides otherwise in accordance with the terms of the Indenture, the Loan Agreement and such other applicable Financing Documents.

On June 14, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco, and the Trustee entered into the Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”), which amended certain provisions of the Indenture including (a) redefining “Majority Holders” to be the Holders of seventy-five percent (75%) in aggregate principal amount of the Senior Bonds then outstanding, or if no Senior Bonds are then outstanding, the Holders of seventy-five percent (75%) in aggregate principal amount of Bonds then outstanding, and (b) amending the lead paragraph of Section 10.02(a) of the Indenture by raising the threshold for consenting to and approving the execution by the Issuer and the Trustee of Supplemental Indentures from “Holders of not less than a majority in aggregate principal amount of the outstanding Senior Bonds” to “Holders of not less than 75% in aggregate principal amount of the outstanding Senior Bonds” with the limited exceptions therein stated.

The issuance of the Related Party Bonds and retirement of the Term Loan Facility (as defined below) with Pure Plastic (as defined below) was accounted for as a debt modification. The principal issued for the Related Party Bonds amounted to $94.3 million, with $29.8 million of discount and $1.5 million of issuance costs recorded as a reduction of the debt carrying value on the date of the transaction (including retention of $1.5 million of discount and $1.5 million of issuance cost remaining on the Term Loan Facility as of the transaction date, as well as a discount of $6.8 million related to the value of the Series B Warrants issued in satisfaction of the Prepayment Premium). The

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

carrying value of the Related Party Bonds is recorded within Related party bonds payable in the Condensed Consolidated Balance Sheets.

On August 7, 2024, PCT LLC, Pure Plastic, and several other parties reached agreement on terms whereby certain investors purchased approximately $22.5 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $800 per $1,000 principal amount (the “August Purchased Bonds”) under a bond purchase agreement. The purchase of the August Purchased Bonds was completed and funds received by PCT LLC on or about August 9, 2024, with $12.5 million in aggregate par amount being sold to Pure Plastic and $10.0 million in aggregate par amount being sold to other parties. Refer to Note 11 - Fair Value of Financial Instruments for additional information.

On October 25, 2024, SOPA, as Issuer, PCO, the Guarantor, PCTO Holdco and the Trustee entered into the Sixth Supplemental Indenture (the “Sixth Supplemental Indenture”), which amended certain provisions of the Indenture and Loan Agreements to include, among other things, certain financial covenants. The amendments were a requirement of the Bond Purchase Agreement. Amendments to the Indenture and Loan Agreement included, in relevant part, the following:

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On March 31, 2025, PCT LLC and several other parties reached agreement on terms whereby certain investors purchased approximately $18.6 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $880 per $1,000 principal amount (the “March 2025 Purchased Bonds”) under a bond purchase agreement. The purchase of the March 2025 Purchased Bonds was completed and funds received by PCT LLC on or about March 31, 2025. Refer to Note 11 - Fair Value of Financial Instruments for additional information.

On April 21, 2025, the Company sold $0.5 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $880 per $1,000 principal amount under a bond purchase agreement for gross proceeds of $0.4 million.

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

On May 10, 2024, Pure Plastic executed a Payoff and Release Letter (the “Payoff and Release Letter”), which memorialized the exchange of the Company’s obligations under the $40.0 million term loan provided to the Company pursuant to the Term Loan Credit Agreement (as defined below). The Company was also required to pay a 12% prepayment premium on the outstanding principal and interest paid in order to prepay the Term Loan Facility (the “Prepayment Premium”), plus certain expenses. The Company issued warrants (“Series B Warrants”) to Pure Plastic pursuant to the Series B Warrant Agreement to satisfy the Prepayment Premium (the “Series B Warrant Agreement”). Refer to Note 6 – Warrants for further discussion.

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

In April 2025, the Company sold $11.3 million in aggregate par amount of Series A Bonds owned by PCT LLC to related parties at a purchase price of $880 per $1,000 principal amount under a bond purchase agreement for gross proceeds of $10.0 million.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

In connection with the above, CSC has funded $20.3 million for purposes of procuring equipment from a Vendor, which had previously been ordered by the Company prior to entering into these agreements with CSC. CSC will lease this equipment back to the Company under a 36-month lease, which will commence when the Company accepts delivery of the equipment at its operating location and all final bills from Vendor are paid (the “Schedule Commencement Date”). The Company has determined that it did not relinquish control of the assets to the buyer-lessor under these arrangements. Therefore, the Company has accounted for this transaction as a failed sale-leaseback transaction whereby it has continued recording these assets in the Condensed Consolidated Balance Sheets and also recorded a financing obligation for the consideration paid by the buyer-lessor. The Company currently expects the lease term to commence in 2026, and the repayment schedule below assumes payments under the 36-month term commence on July 1, 2026.

The Company is required to make monthly payments under the agreements during the period between funding of the construction obligation and delivery of the equipment, which began in June 2023. Payments are equal to a monthly lease rate factor of approximately 3.1% of the outstanding amount funded by CSC. The Company has previously determined that these payments represent a cost of borrowing under the financing arrangement and has historically recorded the payments as interest expense in the Condensed Consolidated Statements of Comprehensive Income/(Loss). On September 4, 2024, the Company and CSC entered into a Rider to Supplement to the Master Lease Agreement, which allows the Company to credit fifty percent of payments made from November 1, 2023, through the earlier of the Schedule Commencement Date or November 1, 2025 against the outstanding principal owed (“CSC Principal Credit”). The Company is currently paying $0.6 million in Accumulating Rent (as defined in the Equipment Agreement) per month and has made total payments of $13.3 million as of March 31, 2025, of which it will receive $5.0 million credit toward the principal owed. The CSC Principal Credit shall be applied in thirty-six equal monthly installments against the basic rental amount owed in accordance with the lease schedules. The Company did not recognize any gain or loss in connection with the restructuring. The Company began amortizing the principal balance beginning with the date of the amendment.

Varilease Finance, Inc.

On July 12, 2024, PCT entered into an equipment financing arrangement with Varilease Finance, Inc. ("VFI") pursuant to a master lease agreement dated June 24, 2024, and have received total adjusted funding of $7.2 million. The 24-month rental term commenced on January 1, 2025, the date in which the final equipment inspection was determined to be complete.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

“Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.

Amounts outstanding under the Revolving Credit Agreement bear interest at a variable annual rate equal to Term SOFR (as defined in the Revolving Credit Agreement) in effect for such period plus an applicable margin. The applicable margin is equal to (i) 5.00% from the Closing Date through June 30, 2023, (ii) 10.00% from July 1, 2023 through September 30, 2023, (iii) 12.50% from October 1, 2023 through December 31, 2023, (iv) 15.00% from January 1, 2024 through March 31, 2024, and (v) 17.50% thereafter. PCT is also required to pay (i) an up-front fee equal to 0.75% times $150.0 million - the total aggregate commitment for the Revolving Credit Facility - to the Lenders, payable at closing and (ii) a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. Subject to timely prior written notice and payment of breakage fees, if any, PCT may at any time and from time to time (i) terminate all or any portion of the commitments under the Revolving Credit Agreement and/or (ii) prepay all or any portion of any outstanding borrowings.

The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Revolving Credit Agreement include, among others: (a) non-payment of principal, interest, fees or other amounts; (b) default of specific covenants; (c) breach of representations and warranties; (d) cross-defaults to other indebtedness in an amount greater than $1.0 million, subject to certain exceptions; (e) bankruptcy and insolvency proceedings; (f) inability to pay debts or attachment; (g) judgments; and (h) change of control. Upon the occurrence of an event of default, the Administrative Agent shall, at the request of, or may, with the consent of, the Required Lenders (as defined in the Revolving Credit Agreement) terminate the loan commitments, accelerate all loans and exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Revolving Credit Agreement and the other loan documents.

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

On May 8, 2023, the Company entered into the First Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Sylebra Amendment”) in connection with the Company’s $150.0 million Revolving Credit Facility governed by the Revolving Credit Agreement. The Sylebra Amendment, among other things: (i) permits the Company’s entry into the Term Loan Facility (as defined below), (ii) provides for a new basket under the Revolving Credit Agreement’s indebtedness negative covenant allowing for offerings of unsecured convertible promissory notes of up to $200.0 million, (iii) provides for new baskets under the Revolving Credit Agreement’s indebtedness and lien negative covenants of up to $90.0 million in additional equipment financings and (iv) exempts the proceeds of any such convertible notes offerings from the requirement for mandatory prepayments under the Revolving Credit Agreement.

On August 4, 2023, the Company entered into the Second Amendment to Credit Agreement, by and among the Company, as borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the lenders party thereto, and Madison Pacific Trust Limited, as administrative agent and as security agent (the “Second Amendment”), in connection with the Company’s $150.0 million Revolving Credit Facility governed by the Revolving Credit Agreement, to extend the maturity date of the Revolving Credit Facility to March 31, 2025.

On August 21, 2023, the Company further amended the Revolving Credit Agreement to (i) increase the amount available to the Company under the indebtedness covenant basket for offerings of unsecured convertible notes

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

from $200.0 million to $250.0 million and (ii) make certain changes to the restricted payments covenant and the events of default section in order to permit the Notes.

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

On September 11, 2024, in connection with PCT’s offering of Series A Preferred Stock, PCT extended the maturity date of the Revolving Credit Facility to March 31, 2026, in conjunction with the Limited Consent and Sixth Amendment to the Credit Agreement, which also (i) permitted the offering of Series A Preferred Stock; (ii) added PureCycle Augusta, LLC as a “Guarantor” and a "Loan Party" thereunder and (iii) added as secured obligations certain obligations in respect of the Series A Preferred Stock and Series C Warrants owed to the Lenders’ affiliates. Refer to Note 4 - Common and Preferred Stock Transactions for further information.

In conjunction with a private placement offering (the "Offering") on February 5, 2025, the Company, the Guarantors, the Administrative Agent, the Security Agent and the Lenders executed a Limited Consent and Seventh Amendment to the Credit Agreement to, among other things, permit the Offering and the transactions contemplated thereby. The lenders and their affiliates are greater than 5% beneficial owners of the Company.

On April 11, 2025, the Company entered into the Eighth Amendment to the Revolving Credit Agreement, which extends the maturity date of the Revolving Credit Facility from March 31, 2026 to September 30, 2026.

There were no funds drawn on the Revolving Credit Facility as of March 31, 2025 nor December 31, 2024, respectively. The up-front commitment fee and other related fees of $3.8 million are being amortized over the term of the contract.

The Pure Plastic Term Loan Facility

On May 8, 2023, the Company entered into a $40.0 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Company, the Guarantors and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which was to mature on December 31, 2025 (the “Term Loan Facility”). The Term Loan Credit Agreement was amended on August 21, 2023. Affiliates of the Lender are greater than 5% beneficial owners of the Company.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Green Convertible Notes

On August 21, 2023, the Company priced its private offering of $215.0 million in aggregate principal amount of 7.25% Green Convertible Senior Notes due 2030 (the “Initial Notes”). On August 22, 2023, the initial purchaser in such offering exercised its option to purchase an additional $35.0 million in aggregate principal amount of the 7.25% Green Convertible Senior Notes due 2030 (together with the “Initial Notes”, the “Green Convertible Notes”), bringing the total aggregate principal amount of the Green Convertible Notes to $250.0 million. Entities affiliated with a greater than 5% beneficial owner of the Company purchased $50.0 million aggregate principal amount at maturity of the Green Convertible Notes. Refer to Note 11 - Fair Value of Financial Instruments for further information.

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

The net proceeds from this offering, excluding any offering expenses, were approximately $218.5 million, after deducting the initial purchaser’s discounts and fees paid to our financial advisor. The Company intends to allocate an amount equal to the net proceeds from this offering to the financing and refinancing of recently completed and future Eligible Green Projects (as defined below) in the United States. In particular, the Company intends to allocate the net proceeds from this offering (1) to make payments on certain long-lead items (2) to fund initial inside and outside battery limits engineering design work, all of which are associated with a multi-line purification facility to be built in Augusta, Georgia, (3) for certain feedstock preparation (“PreP”) equipment and (4) to a research and development lab. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes.

The Company has allocated $218.5 million of the proceeds to Eligible Green Projects, which includes historical spend from January 1, 2022, through December 31, 2024, related to the Augusta Facility, as well as the PreP facilities in process that will provide feedstock for both the Augusta Facility and also the Ironton facility. No further funds remain available to allocate. The Company continually evaluates future project economics after considering and incorporating learnings from the commissioning of the Ironton Facility. The Company may determine in the future, consistent with our definition of Eligible Green Projects and in support of the circular economy, that certain equipment previously purchased for use at the Augusta Facility may provide better returns on invested capital at other locations, including those locations outside the United States. The Company is also evaluating a re-designed Augusta Facility that would not significantly impact the preliminary construction timeline and could ultimately determine that the previously purchased equipment will continue to be commissioned in Augusta.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

The Company may not redeem the Notes prior to August 20, 2025. The Company may redeem for cash all or any portion of the Notes (subject to certain exceptions and restrictions specified in the Indenture), at its option, on or after August 20, 2025 and on or before the 40th scheduled trading day immediately before the Maturity Date, at a cash redemption price equal to 100% of the accreted principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption to the holders of the Notes. No sinking fund is provided for the Notes. The fair value of the Green Convertible Notes is included in the Level 3 measurement in the fair value hierarchy as they were derived using significant unobservable inputs. Refer to Note 11- Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following provides a summary of the interest expense of the Company's convertible debt instruments:

	Three Months Ended March 31,
(in thousands, except interest rate)	2025	2024
Contractual interest expense	$4,531	$4,531
Amortization of deferred financing costs	378	338
Amortization of original issue discount	1,454	1,301
Effective interest rate	10.2%	9.9%

The following provides a summary of the Company's convertible notes:

(in thousands)	March 31, 2025	December 31, 2024
Unamortized deferred issuance costs	$20,591	$22,423
Net carrying amount	229,409	227,577

Principal repayments due on Long-term debt and Related party note payable over the next five years are as follows (in thousands):

Years ending December 31,	Long-term debt	Related party note payable
2025 (April through December)	$9,171	$10,355
2026	7,637	7,570
2027	2,635	25,105
2028	3,199	7,710
2029	5,500	8,220
2030	—	8,760
Thereafter	281,400	38,110
	309,542	105,830
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(24,833)	(27,150)
Less: Current Portion	(12,717)	(10,355)
Total	$271,992	$68,325

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

Private Placement Offering

On March 7, 2022, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “2022 PIPE Investors”), pursuant to which the Company agreed to sell to the Investors, in a private placement, shares of the Company’s common stock, par value $0.001 per share, and Series A warrants to purchase shares of the Company's common stock (the “Series A Warrants”) at a price of $7.00 per share of common stock and one-half (1/2) of one Series A Warrant (the “2022 PIPE Offering”).

On March 17, 2022, the Company closed the 2022 PIPE Offering and issued to the 2022 PIPE Investors an aggregate of 35,714,272 shares of the Company's common stock and Series A Warrants to purchase an aggregate of 17,857,136 shares of the Company's common stock. The Company received approximately $250.0 million in gross proceeds from the 2022 PIPE Offering. The Company incurred approximately $0.8 million of expenses primarily related to advisory fees in conjunction with the 2022 PIPE Offering.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Preferred Transactions

On September 11, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), including related parties, pursuant to which the Company agreed to sell to the Investors, in a private placement, an aggregate of (i) 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), sold at an initial issue price of $1,000 per share (the “Initial Issue Price”), (ii) 8,528,786 shares of the Company's common stock, sold at a price of $4.69 per share (the “Common Stock Price”), and (iii) Series C Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at a price of $11.50 per share of Common Stock (the “Series C Warrants”, and the shares of Common Stock issuable upon exercise of the Series C Warrants, the “Warrant Shares”). The transactions contemplated by the Subscription Agreements closed on September 13, 2024. The gross proceeds to the Company were approximately $90.0 million before deducting fees and other estimated offering expenses, which were immaterial. Proceeds were first allocated to liability instruments based on fair value, then allocated pro-rata to the equity instruments. Refer to Note 6 - Warrants for further information on the Series C Warrants.

Series A Preferred Stock

The shares of Series A Preferred Stock were issued pursuant to a Certificate of Designations (the “Certificate of Designations”) filed on September 13, 2024, and rank senior to the Common Stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in-kind at the election of the holder. As of March 31, 2025 and December 31, 2024, there were 100,000 shares of Series A Preferred Stock authorized and 50,000 shares issued and outstanding.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock is measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. As of March 31, 2025 and December 31, 2024, the Preferred Shares Liability was $20.7 million and $18.4 million, respectively. During the three months ended March 31, 2025, the Company recognized $2.3 million of interest on the Series A Preferred Stock.

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”), which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15, Embedded Derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC. As of March 31, 2025 and December 31, 2024, the Put Option liability has a fair value of $0.3 million and $3.4 million, respectively. During the three months ended March 31, 2025, the Company recognized income of $3.1 million related to the change in the Put Option fair value, which is recorded in other (income) expense, net in the Condensed Consolidated Statements of Comprehensive Income/(Loss). See Note 11 - Fair Value of Financial Instruments for information related to the Put Option fair value. The Series A Preferred Stock and Put Option were not applicable as of March 31, 2024.

The shares of Series A Preferred Stock will be redeemed in cash at a price equal to $1,050 per share (105% of the Initial Issue Price) regardless of whether they are called by the Company, put back to the Company by the holders, or redeemed on September 13, 2027. The Series A Preferred Stock is liability classified and presented within noncurrent liabilities, as preferred stock liability, and the put option liability is recorded within other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

Refer to Note 6 - Warrants for further information.

Common Stock

Holders of PCT common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s common stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s common stock are fully paid and non-assessable. The Company is authorized to issue 450.0 million shares of common stock with a par value of $0.001. As of March 31, 2025 and December 31, 2024, 179.5 million and 173.6 million shares are issued and outstanding, respectively.

On February 5, 2025, the Company entered into subscription agreements with certain investors (the “Investors”), including affiliates of Sylebra Capital Management, Pleiad Asia Master Fund, Pleiad Asia Equity Master Fund and affiliates of Samlyn Capital, LLC, pursuant to which the Company agreed to sell to the Investors, in a private placement an aggregate of 4,091,293 shares of the Common Stock at a price of $8.0655 per share. Included in the Subscription Agreement were 524,349 shares of the Company's Common Stock sold to affiliates of Sylebra Capital Management and Samlyn Capital, LLC, both of whom are related parties due to their greater than 5% ownership interest in the Company, for approximately $4.2 million in proceeds before deducting fees and other estimated offering expenses. The transactions contemplated by the Subscription Agreements closed on February 6, 2025. The gross proceeds to the Company from the Offering were approximately $33.0 million before deducting fees and other estimated offering expenses. As part of the Subscription Agreements, the Company filed a registration statement on March 4, 2025 registering the Common Stock sold in the Offering on an existing shelf registration statement dated January 31, 2025.

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which 50,000 shares are issued and outstanding.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 5 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, the Company's stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company's common stock outstanding on the last day of the immediately preceding fiscal year, or (b) such smaller number of shares as determined by the Board of Directors (the “Board”) of the Company.

As of March 31, 2025, approximately 27.2 million shares of common stock are authorized for issuance under the Plan, of which approximately 17.4 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals related to the issued Plan awards).

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

A summary of restricted stock activity for the three months ended March 31, 2025 is as follows:

	Number of RSUs (in thousands)	Weighted average grant date fair value	Weighted average remaining recognition period
Non-vested at December 31, 2024	3,438	$7.90	2.5
Granted	702	10.29
Vested	(557)	6.21
Forfeited	(72)	6.24
Non-vested at March 31, 2025	3,511	$8.67	2.8

On December 31, 2024, the Company entered into an agreement with the Company's former Chief Financial Officer, whereby the restricted stock award set to expire on December 31, 2024, was extended an additional two years to December 31, 2026, in exchange for four quarterly payments of $0.2 million, beginning on December 31,

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

2024. The cash payment of $0.2 million received during the three months ended March 31,2025 has been recognized in additional paid-in capital within the Condensed Consolidated Balance Sheets.

As of March 31, 2025, there were $20.8 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.8 years.

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

The Company recognizes compensation expense for the shares equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards. The fair value of the stock is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected annual dividend yield	0.0%	0.0%
Expected volatility	89.9% - 90.2%	88.5%
Risk-free rate of return	4.06% - 4.45%	4.3%
Expected option term (years)	6.5	6.5

The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares is determined using the Company’s closing stock price on the grant date.

A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2024	1,290	$16.75	5.5
Granted	223	10.16
Forfeited	(24)	5.73
Balance, March 31, 2025	1,489	$15.94	5.9
Exercisable	630

Weighted average grant date fair values	$10.16

As of March 31, 2025, there were $3.1 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 5.9 years.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Performance-Based Restricted Stock Agreements

The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the performance-based stock units (“Performance PSUs”) will be earned based on achievement of pre-established financial and operational performance objectives and will vest on the date the attainment of such performance objectives as determined by the Compensation Committee of the Board, subject to the participant’s continued employment with the Company. The Company has also issued performance-based stock units that vest if the market price of the Company's common stock exceeds a defined target during the performance period ("Market PSUs," together with the Performance PSUs, the “PSUs”).

As of March 31, 2025, the performance-based provisions have not been achieved for any of the outstanding performance-based awards.

The Company recognizes compensation expense for the Performance PSUs equal to the fair value of the equity-based compensation awards and is recognized on a straight-line basis over the vesting period of such awards as the Company has concluded the performance condition is probable to be met. The fair value of the awards is equal to the fair value of the Company's common stock at the date of grant.

A summary of the PSU activity for the three months ended March 31, 2025 is as follows:

	Number of PSUs (in thousands)	Weighted average grant date fair value	Weighted average remaining recognition period
Balance, December 31, 2024	1,341	$6.82	1.7
Granted	194	10.15
Forfeited	(591)	7.63
Balance, March 31, 2025	944	$6.99	2.1

Equity-based compensation cost is recorded within the selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income/(Loss). Equity-based compensation expense for the three months ended March 31, 2025 and 2024 is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total equity-based compensation for RSUs	$2,965	$2,564
Total equity-based compensation for PSUs	142	(52)
Total equity-based compensation for stock options	247	170
Total equity-based compensation	$3,354	$2,682

NOTE 6 - WARRANTS

RTI Warrants

RTI Global (“RTI”) held warrants to purchase 1.5 million shares of Common Stock that were scheduled to expire on December 31, 2024. On December 27, 2024, the Company extended the expiration date for the warrants to January 17, 2025. On January 16, 2025, RTI exercised their outstanding warrants. The Company received $5.4 million in cash and issued 1.5 million shares of common stock.

The Company determined the warrants were liability-classified under ASC 480, Distinguishing Liabilities from Equity. Accordingly, the warrants were held at their initial fair value and were remeasured to fair value at each

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

subsequent reporting date, with changes in the fair value presented in the Condensed Consolidated Statements of Comprehensive Income/(Loss).

Public Warrants and Private Warrants

The Company has outstanding public and private warrants that entitle each holder to exercise its warrants for a whole number of shares of the Company's common stock at a price of $11.50 per share. The warrants will expire March 17, 2026, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The Company may redeem the outstanding warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company's common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.

The public warrants are accounted for as equity-classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification. The Company has classified the private warrants as a warrant liability as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the Sponsor and affiliates of the Sponsor, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company classifies the private warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities, until the private warrants are transferred from the initial purchasers or any of their permitted transferees.

There were approximately 5.7 million public warrants and 0.2 million private placement warrants outstanding at both March 31, 2025 and December 31, 2024, respectively. Refer to Note 11 - Fair Value of Financial Instruments for further information.

Series A Warrants

On March 7, 2022, the Company issued approximately 17.9 million Series A Warrants to the 2022 PIPE Investors to purchase shares of the Company's common stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company's common stock at a price of $11.50 per share any time after September 17, 2022. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants were scheduled to expire on March 17, 2026.

The Company may redeem the outstanding Series A Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company's common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period commencing after the Series A Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the Series A Warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.

On April 11, 2025, the Company entered into a side letter agreement with certain holders of the Series A Warrants to forbear the Company's exercise of its redemption rights with respect to those certain holders' Series A Warrants.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

As a consequence of such side letter, the Company is unable to redeem the Series A Warrants for any holder of the Series A Warrants.

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

As of both March 31, 2025 and December 31, 2024, there were approximately 17.9 million Series A Warrants outstanding, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.

Series B Warrants

On May 10, 2024, pursuant to the Series B Warrant Agreement, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3.1 million shares of the Company's common stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company's common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Company's common stock. The warrants will expire on December 1, 2030.

At any time following January 1, 2028, the Company may redeem the outstanding Series B Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company's common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period commencing after the Series B Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the Series B Warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.

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

As of both March 31, 2025 and December 31, 2024, there were approximately 3.1 million Series B Warrants outstanding, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.

Series C Warrants

On September 13, 2024, pursuant to the Subscription Agreements, the Company issued Series C Warrants to purchase an aggregate of 5.0 million shares of the Company's common stock. The Series C Warrants expire on December 1, 2030. Each warrant is exercisable at a price per share of the Company's common stock of $11.50, subject to adjustment for splits, dividends, recapitalizations and other similar events.

At any time following January 1, 2029, the Company may redeem the outstanding Series C Warrants in whole, but not in part, at a price of $0.01 per warrant, if and only if the last sales price of the Company's common stock has been equal to or greater than $22.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events) for any twenty (20) trading days within a thirty (30) trading day period.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

As of both March 31, 2025 and December 31, 2024, there were 5.0 million Series C Warrants issued and outstanding, respectively. Refer to Note 11 – Fair Value of Financial Instruments for further information.

Warrant (benefit)/expense recognized for each period is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
RTI Warrants	$(1,291)	$1,097
Private placement warrants	(256)	168
Series A Warrants	(33,655)	12,679
Series B Warrants	(7,967)	—
Series C Warrants	(13,500)	—
Total warrant (benefit) expense	$(56,669)	$13,944

NOTE 7 – NET EARNINGS/(LOSS) PER SHARE

The Company follows the two-class method when computing net earnings/(loss) per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of participating securities do not have a contractual obligation to fund losses, undistributed net losses are not allocated to nonvested restricted stock for purposes of the loss per share calculation.

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share ("EPS") calculations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net income/(loss) attributable to common shareholders	$8,832	$(85,607)
Denominator:
Weighted average common shares outstanding, basic	177,308	164,355
Net earnings/(loss) per share attributable to common stockholder, basic	$0.05	$(0.52)

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Presented in the table below is a reconciliation of the numerator and denominator for the diluted EPS calculations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net earnings/(loss) attributable to PCT	$8,832	$(85,607)
Net earnings/(loss) attributable to common shareholders	$8,832	$(85,607)
Denominator:
Weighted average common shares outstanding, basic	177,308	164,355
Add common equivalent shares from equity awards	1,198	—
Weighted average common shares outstanding, diluted	178,506	164,355
Net earnings/(loss) per share attributable to common stockholder, diluted	$0.05	$(0.52)

Certain outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. A summary of those outstanding common stock equivalents is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Anti-dilutive shares
Warrants, vested not exercised	31,840	25,287
Stock options, vested not exercised	837	1,309
RSU, non-vested	720	3,439
PSU, non-vested	1,350	1,393
Contingently - issuable shares to Legacy PCT unitholders	2,000	2,000
Shares issuable upon conversion of Green Convertible Notes	16,869	16,869
Total anti-dilutive shares	53,616	50,297

NOTE 8 - INVENTORY

The Company's inventory is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$3,300	$4,485
Work in process	476	824
Finished goods	4,907	2,778
Total inventories	$8,683	$8,087

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	March 31, 2025
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$82,026	$5,392	$76,634
Machinery and equipment	375,172	54,818	320,354
Leasehold improvements	4,829	2,352	2,477
Fixtures and furnishings	764	300	464
Land improvements	150	45	105
Land	1,150	—	1,150
Construction in process	266,717	—	266,717
Total property, plant and equipment	$730,808	$62,907	$667,901

	December 31, 2024
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Building	$82,026	$4,843	$77,183
Machinery and equipment	374,639	48,452	326,187
Leasehold improvements	4,829	2,150	2,679
Fixtures and furnishings	800	286	514
Land improvements	150	42	108
Land	1,150	—	1,150
Construction in process	266,258	—	266,258
Total property, plant and equipment	$729,852	$55,773	$674,079

Depreciation expense is recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of operations	$6,519	$8,322
Research and development expense	774	760
Selling, general, and administrative expense	57	174
Total depreciation expense	$7,350	$9,256

NOTE 10 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses that are also not more likely than not to be realized. As a result, for both periods ended March 31, 2025 and 2024, the Company has reported tax expense of $0 and $0, respectively.

Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements for the respective periods.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, and fair value is determined through the use of models or other valuation methodologies.

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

Assets and liabilities measured and recorded at Fair Value on a recurring basis

As of March 31, 2025 and December 31, 2024, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	March 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,482	$—	$—	$22,482	$10,409	$—	$—	$10,409
Restricted Cash
Restricted cash equivalents - current	5,761	—	—	5,761	16,656	—	—	16,656
Restricted cash equivalents - noncurrent	9,219	—	—	9,219	9,172	—	—	9,172

Liabilities
Put option liability	$—	$—	$297	$297	$—	$—	$3,443	$3,443
Warrant liability:
Private warrants - liability classified	—	—	187	187	—	—	443	443
RTI warrants	—	—	—	—	—	—	10,109	10,109
Series A warrants	—	27,679	—	27,679	—	61,329	—	61,329
Series B warrants	—	—	12,501	12,501	—	—	20,468	20,468
Series C warrants	—	—	24,350	24,350	—	—	37,850	37,850
Total warrant liability	$—	$27,679	$37,038	$64,717	$—	$61,329	$68,870	$130,199

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

As of March 31, 2025 and December 31, 2024, the Company's financial liabilities for instruments not remeasured at fair value on a recurring basis within the fair value hierarchy are as follows:

	March 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Green Convertible Notes	$—	$—	$207,659	$207,659	$—	$—	$233,125	$233,125
Revenue bonds
Related party bonds	—	—	99,821	99,821	—	—	98,481	98,481
Third-party bonds	—	—	27,466	27,466	—	—	11,044	11,044
Total bonds	$—	$—	$127,287	$127,287	$—	$—	$109,525	$109,525

For the instruments classified as Level 3, significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The fair value of the liabilities above is derived from the trading price of the Company's publicly traded bonds on the last trading day of the fiscal quarter. The Company's publicly traded bonds are thinly traded and, as such, the Company has deemed the input as an unobservable input. Since each of the instruments classified as Level 3 are being valued using similar inputs, a significant change that would impact expected volatility or the market price of PCT's Common Stock could result in a material change to the total combined value of these instruments. An increase in one or both of these inputs would result in a higher assessed value for each instrument.

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	March 31, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	99.1%	93.1%
Risk-free rate of return	4.0%	4.1%
Expected option term (years)	1.0	1.2

The expected term of the warrants granted is determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the private warrants. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Black-Scholes value calculation.

A summary of the private warrants activity from December 31, 2024 to March 31, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$443
Change in fair value	(256)
Balance, March 31, 2025	$187

Refer to Note 6 – Warrants for further information.

Measurement of the RTI warrants

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On January 16, 2025, RTI exercised their outstanding warrants. The Company received $5.4 million in cash and issued 1.5 million shares of the Company's common stock. The Company determined the RTI warrants were to be measured using a Level 3 fair value measurement and was remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

December 31, 2024
Expected annual dividend yield	—%
Expected volatility	77.1%
Risk-free rate of return	4.4%
Expected option term (years)	0.1

The expected term of the warrants granted was determined based on the duration of time the warrants were expected to be outstanding. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was calculated based on the specific volatility of PCT’s publicly-traded common stock. The dividend yield on the Company’s warrants was assumed to be zero as the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Binomial Tree pricing model.

A summary of the RTI warrants activity from December 31, 2024 to March 31, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$10,109
Change in fair value	(1,291)
Exercise of warrant	(8,818)
Balance, March 31, 2025	$—

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

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	March 31, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	99.1%	93.1%
Risk-free rate of return	4.0%	4.4%
Expected option term (years)	5.7	5.9

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

the Company has not historically paid dividends. The fair value of the underlying Company shares was determined using the Monte Carlo simulation.

A summary of the Series B warrants activity from December 31, 2024 to March 31, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$20,468
Change in fair value	(7,967)
Balance, March 31, 2025	$12,501

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	March 31, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	99.1%	93.1%
Risk-free rate of return	4.0%	4.4%
Expected option term (years)	5.7	5.9

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

A summary of the Series C warrants activity from December 31, 2024 to March 31, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$37,850
Change in fair value	(13,500)
Balance, March 31, 2025	$24,350

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	March 31, 2025	December 31, 2024
Risk-free rate of return	4.0%	4.4%
Credit spread	16.8%	16.7%

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of the Put Option activity from December 31, 2024 to March 31, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$3,443
Change in fair value	(3,146)
Balance, March 31, 2025	$297

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.

The Company records cash and cash equivalents and accounts payable at cost, which approximates fair value due to their short-term nature or stated rates. The Company records debt at cost.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Financial Assurance

On March 14, 2024, the Company renewed a surety bond in the amount of $25.0 million to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year). Effective July 1, 2024, the amount was increased from $25.0 million to $45.9 million. Effective October 4, 2024, the amount was decreased from $45.9 million to $8.1 million as a result of PCT funding a restricted escrow account.

The surety bond will expire at the earlier of satisfaction of the obligations, termination of the related vendor contract, or December 31, 2025.

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2025.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

The Company and the Individual Ayers and Han Defendants (collectively, the “Individual Derivative Defendants”) filed a joint stipulation to consolidate the related derivative actions on June 26, 2023. The court granted the motion to consolidate the derivative actions on June 27, 2023, and ordered the Consolidated Derivative Action to be captioned In re: PureCycle Technologies, Inc. Derivative Litigation, Lead Case No. 21-1569-RGA (D. Del.) (“Consolidated Derivative Litigation”).

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

On March 29, 2024, John Brunson, a purported Company shareholder, and on behalf of whom the February 2023 Delaware 220 demand referenced below was issued to the Company, derivatively and purportedly on behalf of PCT, filed a shareholder derivative action under seal in the Court of Chancery in the State of Delaware, captioned John Brunson v. Otworth et. al., against certain members of PCT’s management, PCT’s directors and others (collectively, the “Individual Brunson Defendants”), alleging breaches of fiduciary duties, aiding and abetting breaches of fiduciary duty, corporate waste, and unjust enrichment (“Brunson Derivative Lawsuit"). The Brunson Derivative Lawsuit generally contains similar allegations as contained in Consolidated Derivative Amended Derivative Complaint, as well as allegations regarding undisclosed operational risks, production issues and delays, persistent failure to remediate known material deficiencies, including inadequate staffing, lack of segregation of duties, unfamiliarity with financial reporting requirements, and lack of accounting resources, leading to revisions of prior financial statements. The Brunson Derivative Lawsuit also references two reports by Bleeker Street Research in November 2023, which alleged that the Company had misled investors about the launch of the Ironton Facility, and would not meet its production targets. The Brunson Derivative Lawsuit references and/or alleges facts underlying the previously disclosed Theodore Securities Class Action and the Southgate Amended Complaint, both of which have been dismissed.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On July 17, 2024, the parties executed a Stipulation of Settlement. Under the proposed terms of the Stipulation in the Derivative Settlement, all claims shall be settled in exchange for certain corporate therapeutics and a monetary component of $3.0 million, out of which plaintiffs’ counsel intend to seek up to $1.75 million in attorneys’ fees (as approved by the Court), in exchange for a complete release of all claims, known or unknown, that have been or could have been asserted in the Consolidated Derivative Litigation, the Brunson Lawsuit, the Settling Demand Letters, or in any other forum by any current Company stockholders derivatively on behalf of the Company. Carriers comprising part of the Directors and Officers insurance tower will contribute $3.0 million of applicable policy limits to fund the monetary component of the Derivative Settlement. On July 31, 2024, the lead plaintiff in the Consolidated Derivative Litigation filed a Motion for Preliminary Approval of the Derivative Settlement, which is pending before the Court. The Derivative Settlement, including the amount of attorneys’ fees awarded, is subject to Court approval. On February 18, 2025, the Court issued an Order granting preliminary approval of the Derivative Settlement and on May 1, 2025 issued a final order approving the Derivative Settlement.

In the future, the Company may become party to additional legal matters and claims arising in the ordinary course of business. While the Company is unable to predict the outcome of the above or future matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial position, results of operations, or cash flows.

Denham-Blythe Arbitration

On October 7, 2020, PCO, a subsidiary of the Company and Denham-Blythe Company, Inc. (“DB”) executed an Engineering, Procurement, and Construction Agreement for certain construction activities associated with the Ironton Facility (“EPC Contract”).

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

On March 8, 2024, ISC Constructors, a DB subcontractor, filed an action in equity for unjust enrichment against PCO in Lawrence Co. Ohio Case # 240C000171. The lawsuit alleges $0.5 million in unpaid invoices and retainage. An arbitration claim for breach of contract, for the same amount, was filed by ISC Constructors in the AAA against DB. That arbitration action has been consolidated with the AAA arbitration between PCO and DB listed above.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Recently PCO moved to stay the ISC lawsuit and consolidate it with the DB lawsuit, which is currently stayed. Discovery in the arbitration proceeding is ongoing.

PCO intends to vigorously defend itself against DB’s claims and to pursue recovery of damages resulting from DB’s failure to perform adequately under the EPC Contract. Given the stage of the arbitration, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may result from the Arbitration Demand.

Other Matters

On February 3, 2023, the Company received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. The Company is currently unable to predict the outcome of this matter.

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

On April 25, 2024, the Company received a litigation demand letter from a purported shareholder, Selim Piot, requesting that the Board take action against certain officers and directors. On May 6, 2024, Mr. Piot served a books and records demand and initiated a derivative action in the Chancery Court of Delaware captioned Piot v. Bouck, et al., No. 2024-0475-NAC (Del. Ch.). On May 21, 2024, Mr. Piot served another books and records demand. The claims asserted in Mr. Piot’s demand letters and derivative action are substantially similar to those asserted in the Consolidated Derivative Litigation and Brunson Derivative Lawsuits and the Demand Letters. If the Court grants final approval of the Derivative Settlement referenced above, the Company intends to seek dismissal of the Piot complaint. The Company is currently unable to predict the outcome of this matter.

NOTE 13 - SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements for the period ended March 31, 2025, management has evaluated events through May 7, 2025 to determine whether any events required recognition or disclosure in the condensed consolidated financial statements.

On April 11, 2025, the Company entered into an amendment to extend the maturity of its Revolving Credit Facility to September 30, 2026. Refer to Note 3 - Long-term Debt and Bonds Payable for further information.

On April 11, 2025, the Company entered into a side letter agreement with certain holders of the Series A Warrants to forbear the Company's exercise of its redemption rights with respect to those certain holders' Series A Warrants. As a consequence of such side letter, the Company is unable to redeem the Series A Warrants for any holder of the Series A Warrants.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

During April 2025, the Company sold $11.8 million in aggregate par amount of Series A Bonds (as described further in Note 3 - Long-Term Debt and Notes Payable) owned by PCT LLC at a purchase price of $880 per $1,000 principal amount under a bond purchase agreement for gross proceeds of $10.4 million.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”) entitled “Risk Factors,” those discussed and identified in other public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:

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
•
the ability of PCT’s first commercial-scale recycling facility, the Ironton Facility, to be appropriately certified by Leidos (as defined below), following certain performance and other tests, and commence full-scale commercial operations in a timely and cost-effective manner, or at all;
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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

•
PCT’s ability to obtain the necessary funding with respect to, and complete the construction of its first U.S. multi-line facility, located in Augusta, Georgia (the “Augusta Facility”) and its first commercial-scale European plant located in Antwerp, Belgium, as well as other projects to facilitate growth in a timely and cost-effective manner;
•
PCT’s ability to establish, sort and process polypropylene plastic waste at its plastic waste prep (“Feed PreP”) facilities;
•
PCT’s ability to maintain exclusivity under The Procter & Gamble Company (“P&G”) license (as described below);
•
the implementation, market acceptance and success of PCT’s business model and growth strategy;
•
the success or profitability of PCT’s offtake arrangements;
•
the potential impact of economic, business, and/or competitive factors, including interest rates, availability of capital, economic cycles, and other macro-economic impacts (such as tariffs);
•
changes in the prices and availability of materials (such as steel and other materials needed for the construction of future PreP and purification facilities), including those changes caused by inflation, tariffs and supply chain conditions, such as increased transportation costs, and our ability to obtain such materials in a timely and cost-effective manner;
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
•
turnover or increases in employees and employee-related costs and changes in the availability of labor (including labor shortages);
•
changes in the prices and availability of materials, including those changes caused by inflation and supply chain conditions, such as increased transportation costs, and PCT’s ability to obtain materials in a timely and cost-effective manner;
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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Should one or more of these risks or uncertainties materialize or should any of the assumptions made prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

The following discussion and analysis provides information that PCT’s management believes is relevant to an assessment and understanding of PCT’s interim condensed consolidated results of operations and financial condition. The discussion should be read together with the audited consolidated financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K, as well as the unaudited interim condensed consolidated financial statements, together with related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” and “our,” are intended to mean the business and operations of PCT and its consolidated subsidiaries.

Overview

We are a Florida-based corporation focused on commercializing a patented dissolution recycling technology to physically separate the polymer from other plastics, color, and contaminants (the “Technology”), originally developed by P&G, for restoring waste polypropylene into resin, called PureFive™ resin, which has similar properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G, which was amended during 2025 to permanently waive the possible clawback of our exclusivity for plants located in North America and extend the time in which our plants must begin construction and commence sales in other regions to avoid a clawback of exclusivity under the license agreement. In April 2023, we certified the Ironton Facility as mechanically complete. We expect to have capacity of approximately 107 million pounds per year when fully operational. Commissioning activities are ongoing, but the plant is not yet operating at the expected full capacity. Our goal is to create an important new segment of the global polypropylene market that will assist multinational entities in meeting their sustainability goals, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

PCT’s process includes the following steps:

•
Feed PreP collects, sorts, and prepares polypropylene waste (“feedstock”) for purification.
•
Purification is a dissolution recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially available equipment and unit operations. The purification process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity, and odor of the plastic without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, we are able to use significantly less energy and reduce production costs as compared to virgin resin.
•
Compounding is a step that can be used on a case-by-case basis. Compounding allows for the modification of the resin to meet the end-user’s qualifications with melt flow, flexibility, clarity and strength being some of the properties that can be tailored through compounding.

The Feedstock Evaluation Unit

The Feedstock Evaluation Unit ("FEU") is an 11,000 square foot facility located adjacent to the commercial line at the Ironton Facility with over 1 mile of stainless-steel piping. The facility was completed in July 2019 and has been

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

producing PureFive™ resin since that time. The FEU is considered a pilot scale replica of the larger commercial line at the Ironton Facility.

The Ironton Facility

Located on the same site as the FEU, we commenced construction in October 2020 of our first commercial-scale plant, the Ironton Facility. We commenced commissioning activities at the Ironton Facility in April 2023, and later in 2023, we achieved mechanical completion of the plant and commenced pellet production from post-industrial and post-consumer materials. The Ironton Facility is expected to have PureFive™ resin capacity of approximately 107 million pounds per year when fully operational. While the facility is currently operational, we are pacing production with the level of anticipated commercial sales, while working on improving the operating rates, reliability and product quality. During 2024, we initiated compounding operations to blend our resin with either post-industrial recycled material or virgin polypropylene, which is expected to improve product consistency and accelerate the product delivery to customers. We are currently focused on customer sampling and qualifications and believe that this will lead to meaningful future sales.

During the first quarter of 2025, we reported our first quarterly revenues of approximately $1.6 million. Numerous customer trials are on-going and are expected to lead to higher future revenues; however, there is uncertainty as to the success or the timing of future orders from any trials.

The Research and Development Lab

The lease for our research and development lab in Durham, North Carolina commenced in 2023 and the facility opened in 2024. The lab is instrumental in developing cutting-edge analytical techniques to characterize polymer-solvent interaction in supercritical fluids, advancing fundamental process understanding to target hard to recycle polypropylene materials, generating insights into process modifications that drive energy reduction and capital expenditure reductions for future plant sites, leveraging research and development analytical techniques and expertise to allow industries with traditionally low recycling rates to adopt recycled polypropylene material, and supporting zero-waste efforts by engaging third parties to utilize byproducts, including polyethylene and other materials.

The Augusta Facility

In July 2021, we reached an agreement with the Augusta Economic Development Authority (“AEDA”) to build our first U.S. facility with multiple lines for both Feed PreP and purification in Augusta, Georgia (the “Augusta Facility”). We expect the approximately 200-acre location to eventually include up to eight production lines, which are expected to collectively have PureFive™ resin production capacity of approximately 1 billion pounds per year. When fully operational, each purification line at the Augusta Facility is expected to have annual production capacity of approximately 130 million pounds of PCT’s PureFive™ resin. We have allocated 40% of the Augusta Facility output for Lines 1 and 2 to existing customers and expect that additional offtake agreements will continue to be negotiated.

On June 30, 2023, we executed an Economic Development Agreement (“EDA”) with the AEDA related to our plans to construct the Augusta Facility. Pursuant to the AEDA, we expect to receive certain property tax abatement benefits as well as certain other incentives, including site infrastructure development assistance (“Incentive Benefits”). In order to receive the Incentive Benefits under Phase One (as defined below) of the Augusta Project, we will be obligated to create 82 full-time jobs with investments of at least $440.0 million no later than December 31, 2026. If we elect to activate the second phase of the Augusta Project, we will be required to create an additional 25 full-time jobs and investments of $295.0 million no later than December 31, 2028. To the extent we fail to achieve an average of 80% of the jobs and investment commitments in any year over the 20-years of each phase, we will be

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

required to make a repayment to the AEDA of a pro rata portion of the total value of the Incentive Benefits we received in such year.

Also on June 30, 2023, we entered into a series of agreements with the AEDA to construct phase one (“Phase One”) of the Augusta Facility. We are leasing 150 acres of land (“Real Property”) owned by the AEDA and will construct buildings, building equipment, and other structures (the “Improvements”) on the land. We will also acquire and install the necessary processing, warehousing, and other equipment, as well as conveyors and pipelines (the “Equipment”, together with the Real Property and the Improvements, the “Augusta Project”). The Improvements and Equipment will be transferred to the AEDA and leased back to us. We anticipate that the first portion of Phase One will consist of one purification line. As noted above, construction of the first purification line must be completed by December 31, 2026.

The legal sale-leaseback structure provides the Incentive Benefits to us as lessee of the Augusta Project. We will remain the owner of the Improvements and Equipment for accounting purposes during the term of the lease as we will have the right to acquire title to the Augusta Project for a nominal amount during the term and at the conclusion of the arrangement, which has an initial expiration date in 2044. The payments we make to the AEDA during the term of the arrangement are not otherwise expected to be material.

In November 2024, we commenced early works construction activities including site clearing and grading. When early works are successfully completed, expected next steps should include underground utility installation, piling, and foundations. Pursuant to the EDA, we must continue construction progress on the first purification line under the first phase of the Augusta Project during 2025 or risk losing certain future Incentive Benefits. While we believe we have satisfied the contractual obligations regarding financing and construction of Phase One to date, the AEDA believes that it could seek to terminate our lease if we do not demonstrate further progress on Phase One. Market conditions remain challenging and have created uncertainty as to the timing or likelihood of success of the currently anticipated project financing for the Augusta Facility. As a result, we are currently pursuing various structures for project financing of the Augusta Facility. While we remain confident in our ability to finance the Augusta Facility, we are limiting our expenses and adjusting our timeline in light of this uncertainty. If we are unable to raise additional debt or equity, when desired, or on terms favorable to us, our business, financial condition, and results of operations would be adversely affected.

Feedstock Pricing

We see a robust pipeline of demand for our recycled polypropylene and we are seeing market acceptance of our “Feedstock+” pricing model for our PureFive™ resin. Our Feedstock+ pricing model divides the market cost of feedstock by a set yield-loss and adds a fixed price, which effectively passes on the cost of feedstock and reduces the risk of our operating margin volatility.

For the Ironton Facility, our feedstock price was linked, in part, to changes in the Chemical Market Analysis, the index for virgin polypropylene, and a price schedule that contained a fixed, collared price around an index price range, which was further adjusted based on the percentage of polypropylene in the feedstock supplied. For the Augusta Facility and future purification facilities, we plan to link the feedstock price, in part, to the price of a #5 plastic bale of polypropylene as reported by recyclingmarkets.net (“Feedstock Market Pricing”). We will procure both feedstock in line with Feedstock Market Pricing as well as low value feedstocks that we can process, below Feedstock Market Pricing for the Augusta Facility.

PreP Facilities

We have installed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as #5 plastic). Our enhanced sorting should allow us to process

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

plastic bales between #1 and #7. Our Feed PreP facilities extract polypropylene used in our purification process, while the non-polypropylene feed will be sorted, baled, and subsequently sold on the open market.

We have built a Feed PreP facility in Denver, Pennsylvania ("Denver Facility"), which began operating in October 2024, to provide the required mix and quality of feedstock necessary to meet our offtake requirements at the Ironton Facility.

In conjunction with the Denver Facility, we also plan to build and operate Feed PreP facilities in locations geographically near the feed sources to optimize our supply chain economics. During the third quarter of 2022, we experienced challenges obtaining the necessary water and sewer permits to construct our first planned Feed PreP facility in Central Florida. We are currently pursuing legal remedies with regard to its obligations for the remaining 8 years of its 11-year lease agreement for the Central Florida facility. We are also evaluating alternative preprocessing sites in other locations.

Letter of No Objection Submission and the Granting of FDA Food Packaging Clearances for Certain Feedstocks

On September 10, 2021, we filed for a FDA LNO for Conditions of Use A – H. Conditions of Use describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. Conditions of Use C – H address many consumer product packaging requirements, including applications for hot filled and pasteurized, as well as room temperature, refrigerated and frozen applications. Generally speaking, Conditions of Use A and B relate to extreme temperature applications. Our LNO submission also defines the feedstock sources for our planned commercial recycling process, and this LNO submission pertained to (i) food grade post-industrial recycled feedstocks and (ii) food grade curbside post-consumer recycled feedstocks.

On September 6, 2022, we received two separate notifications from the FDA with respect to the following two feedstock sources:

(i) Food grade post-industrial recycled feedstocks: an FDA LNO for approving Conditions of Use A – H; and,

(ii) Food-grade post-consumer recycled feedstock from stadiums: an FDA LNO for Conditions of Use E – G.

On June 11, 2024, we received an additional LNO from the FDA, which expands upon the previous LNO and allows use of our PureFive™ resin (to the extent made from food grade post-consumer recycled material) in contact with all food types under FDA's Conditions of Use A through H.

Our FDA food contact grades are capable of being used for all food types per the conditions of use listed and per all applicable authorizations in the food contact regulations listed in the 21 CFR (Code of Federal Regulations, Title 21).

We are conducting additional testing and plan to make further LNO submissions for additional post-consumer recycled feedstock sources and expanded Conditions of Use.

Future Expansion

On January 17, 2023, we announced our first European purification facility, which is planned to be in Antwerp, Belgium. We are also planning to expand our production capabilities into Asia. Future expansion is dependent on successful completion of project financing.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Components of Results of Operations

Revenue

We reported approximately $1.6 million in revenues through the first three months of 2025, and have not yet reached significant continuous operational volumes at the Ironton Facility or significant revenue generation.

Cost of Operations

Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at our operating facilities, including rent, depreciation, repairs and maintenance, utilities and supplies. Costs attributable to the design and development of the Ironton Facility, Augusta Facility, and Feed PreP facilities in Central Florida and Denver, Pennsylvania, are capitalized and, when placed in service, will be depreciated over the expected useful life of the asset. We expect our operating costs to increase as we continue to scale operations and increase headcount.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of personnel-related expenses for our corporate, executive, finance and other administrative functions and professional services, including legal, audit and accounting services. We expect our selling, general, and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes our operating results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		$
(in thousands)	2025	2024	Change
Revenues	$1,580	$—	$1,580
Operating expenses:
Cost of operations	23,282	21,194	2,088
Research and development	1,541	1,831	(290)
Selling, general and administrative	14,478	15,957	(1,479)
Total operating expenses	39,301	38,982	319
Operating loss	(37,721)	(38,982)	1,261
Interest expense	15,064	15,054	10
Interest income	(379)	(3,602)	3,223
Change in fair value of warrants	(56,669)	13,944	(70,613)
Loss on debt extinguishment	—	21,214	(21,214)
Other (income)/expense	(4,569)	15	(4,584)
Net income/(loss)	$8,832	$(85,607)	$94,439

Revenues

The Company reported approximately $1.6 million in revenues during the first quarter ended March 31, 2025, representing its first period of meaningful operations and sales. The Company is currently in various stages of customer application trials, which is anticipated to generate revenue growth in future periods.

Cost of Operations

Total cost of operations increased approximately $2.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Cost of operations for the three months ended March 31, 2025 included approximately $1.7 million higher production-related costs due to the ramp-up in production that occurred during the quarter, $1.2 million higher employee-related expenses, $0.9 million in increased rent expense, and $0.3 million in higher equity-based compensation cost as a result of award issuances, partially offset by $1.8 million lower depreciation expense and $0.3 million in lower operational consulting costs.

Research and development expenses

Research and development expenses decreased approximately $0.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This decrease was primarily driven by $0.2 million of lower employee costs and $0.2 million of lower operational site costs, partially offset by $0.1 million of higher research and development activities.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $1.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This decrease was primarily driven by approximately $2.1 million of lower legal costs mostly as a result of settlement of outstanding cases in the prior year, partially offset by $0.5 million of higher equity-based compensation from new awards issued since the prior year.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Interest expense

Interest expense did not significantly change period over period.

Interest income

The decrease for the three-month period was primarily attributable to the liquidation of our available-for-sale investment portfolio earlier during 2024.

Change in fair value of warrants

During the three months ended March 31, 2025, the fair value of our liability-classified awards decreased approximately $56.7 million, primarily driven by a decrease in the underlying value of our common stock, combined with fewer warrants outstanding as a result of the exercise of the RTI warrants during the first quarter of 2025. During the three months ended March 31, 2024, the fair value of our liability-classified awards increased approximately $13.9 million mainly due to an increase in the underlying price of our common stock during the first quarter of 2024.

Change in Loss on Debt Extinguishment

The Company recorded a loss associated with the repurchase of the Revenue Bonds during the three months ended March 31, 2024. There was no similar transaction during the three months ended March 31, 2025.

Other (Income)/Expense

During the three months ended March 31, 2025, the fair value of the Series A Preferred Stock put option decreased by $3.1 million, resulting in a gain recorded in other income. Additionally, the Company recorded a net gain from insurance proceeds of approximately $1.3 million related to settlement of the shareholder derivative lawsuit, as disclosed in Note 12 - Commitments and Contingencies in the Notes to the Condensed Consolidation Financial Statements. These items were the primary drivers of the change from other expense for the three months ended March 31, 2024 to other income for the three months ended March 31, 2025.

Liquidity and Capital Resources

We commenced commercial operations in 2023 and to date have sold an insignificant amount of PureFiveTM resin and have yet to reach significant continuous operational volumes, though we did report our first quarterly revenues for the three months ended March 31, 2025. Our ongoing operations have, to date, been funded by a combination of equity financing through the issuance of units, common stock and preferred stock, and the issuance of various debt instruments. The following is a summary of the components of our current liquidity. As of March 31, 2025,

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

restricted cash consisted primarily of certain amounts required to support outstanding letters of credit and other collateral as well as initial construction commitments for the Augusta Facility.

(in thousands)	March 31, 2025	December 31, 2024
Cash	$22,482	$15,683

Ironton Facility bond reserves	3,152	3,120
Augusta construction escrow	5,490	16,398
Letters of credit and other collateral	6,338	6,310
Restricted Cash (current and noncurrent)	14,980	25,828

Green Convertible Notes	250,000	250,000
Revenue Bonds	137,230	118,630
Equipment financing payable and other debt	28,142	31,491
Less: discount and issuance costs	(51,983)	(53,477)
Gross long-term debt and Related Party Note Payable	$363,389	$346,644

As of March 31, 2025, we had approximately $22.5 million of cash and cash equivalents and approximately $15.0 million of restricted cash. We also have a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is currently unused and expires on September 30, 2026, per a recent amendment described below.

Our Ironton facility is working on improving its commercial operating capabilities, including its operating rates, reliability, and product quality. During the first quarter of 2025, we reported our first quarterly revenues of approximately $1.6 million. Numerous customer trials are on-going and are expected to lead to higher future revenues; however, there is uncertainty as to the success or timing of future orders from any successful trials.

We believe that our current level of unrestricted liquidity is not sufficient to fund operations, outstanding commitments, and further our future growth plans. The conditions described above raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. See Note 2 - Summary of Significant Accounting Policies - Liquidity and Going Concern for further information.

On September 11, 2024, we entered into subscription agreements with certain investors pursuant to which we sold, in a private placement, approximately $90.0 million in the aggregate and before deducting fees and other estimated offering expenses of (i) Series A Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"); (ii) Common Stock and (iii) Series C Warrants.

In an effort to alleviate these conditions, we are working to improve the operation of the Ironton Facility, and we continue to pursue commercialization of our products with potential customers. Meanwhile, on February 5, 2025, we entered into subscription agreements (the "Offering") with certain investors in a private placement for an aggregate of 4,091,293 shares of the Common Stock at a price of $8.0655 per share. The gross proceeds from the Offering were approximately $33.0 million before deducting fees and other estimated offering expenses. Refer to Note 4 - Common and Preferred Stock Transactions in the notes to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for further information. Further, on March 31, 2025, we sold $18.6 million in aggregate par amount of Series A bonds owned by PCT LLC at a purchase price of $880 per $1,000 principal amount under a bond purchase agreement for net proceeds of $16.4 million, and during April 2025, we sold $11.8 million in aggregate par amount of Series A Bonds owned by PCT LLC at a purchase price of $880 per $1,000 principal amount under a bond purchase agreement for gross proceeds of $10.4 million. Refer to Note 3 -

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Long-term Debt and Bonds Payable in the notes to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for further information. As of March 31, 2025, there were $99.0 million of outstanding bonds that we intend to, and have the ability to, re-market based on the need for additional liquidity. The re-marketing process may require the addition of certain covenants to enhance the marketability of the purchased Bonds. The ability to re-market the purchased Bonds with any such additional new covenants would require a further amendment to, or waiver of, provisions included within the Revolving Credit Facility. In addition, we have a $200.0 million Revolving Credit Facility with Sylebra Capital that is currently unused and expires on September 30, 2026, as extended on April 11, 2025. Any borrowings under the Revolving Credit Facility would accrue interest at SOFR plus 17.5% as of March 31, 2025.

Our future capital requirements will depend on many factors, including the funding mechanism and construction schedule of additional facilities, funding needs to support other business opportunities, funding for general corporate purposes, debt service, and other challenges or unforeseen circumstances. As a low-revenue operating company, we continually review our cash outlays, pace of hiring, professional services and other expenditures, and capital commitments to proactively manage those needs in tandem with our available unrestricted cash balance. For future growth and investment, we expect to seek additional debt or equity financing from outside sources, which we may not be able to raise on terms favorable to us, or at all. If we are unable to raise additional debt or sell additional equity when desired, or if we are unable to manage our cash outflows, business, financial condition, and results of operations would be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we consummate an equity financing to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

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

Cash Flows

A summary of our cash flows for the periods indicated is as follows:

	Three Months Ended March 31,		$
(in thousands)	2025	2024	Change
Net cash used in operating activities	$(38,868)	$(39,178)	$310
Net cash (used in)/provided by investing activities	(15,004)	32,027	(47,031)
Net cash provided by/(used in) financing activities	49,823	(255,423)	305,246
Cash and cash equivalents, beginning of period	41,511	302,514	(261,003)
Cash and cash equivalents, end of period	$37,462	$39,940	$(2,478)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was relatively consistent with the comparable prior year period. The primary driver of the change was due to changes in working capital during each respective period.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Cash Flows from Investing Activities

During the three months ended March 31, 2025, we reported cash used in investing activities of approximately $15.0 million, which was entirely comprised of cash paid for capital expenditures during that period. During the three months ended March 31, 2024, we reported cash provided by investing activities of approximately $32.0 million, which is comprised of approximately $77.0 million of cash proceeds from the sale of debt securities, partially offset by the purchase of debt securities totaling $30.6 million and capital expenditures of $14.3 million. Capital expenditures remained relatively consistent as compared to the prior year. We sold all of our debt securities during 2024 and had no similar type transactions during 2025.

Cash Flows from Financing Activities

We reported net cash provided by financing activities of approximately $49.8 million during the three months ended March 31, 2025 as compared to net cash used in financing activities of approximately $255.4 million during the three months ended March 31, 2024. This change was primarily attributable to $253.2 million paid to purchase the outstanding Revenue Bonds during 2024, $33.2 million of proceeds from the issuance of common stock during 2025, $16.4 million of proceeds from the sale of Revenue Bonds during 2025, $5.4 million in proceeds from the exercise of the RTI warrants during 2025, and $1.1 million of debt issuance costs paid during 2024, partially offset by $1.1 million of higher payments to repurchase shares during 2025 and $2.9 million of higher other payments for financing activities during 2025.

Indebtedness

There have been no material changes regarding our indebtedness from the information we provided in our most recent Annual Report on Form 10-K, except as outlined in the information below. Refer to Note 3 - Long-Term Debt and Bonds Payable to the Notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our outstanding indebtedness.

Revenue Bonds

See Note 3 – Long-term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Revenue Bonds Issued to Related Party

See Note 3 – Long-term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Sylebra Credit Facility

See Note 3 – Long-term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Financial Assurance

See Note 3 – Long-term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates from the information we provided in our most recent Annual Report on Form 10-K.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

PureCycle Technologies, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of March 31, 2025 does not differ materially from that included in our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 12 - Commitments and Contingencies - to the Notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

In the future, we may become party to additional legal matters and claims arising in the ordinary course of business. While we are unable to predict the outcome of the above or future matters, we do not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our most recent Annual Report on Form 10-K in response to Part 1, Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its common stock for the first quarter of 2025:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	1,123	$10.75	—	$—
February 1 to February 28	85,718	9.83	—	—
March 1 to March 31	99,890	8.67	—	—
Total	186,731	$9.22	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2025.

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

10.1

Amendment to Separation Agreement dated December 11, 2021 by and between PureCycle Technologies, Inc. and Michael E. Dee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2025)

10.2

Form of Subscription Agreement dated as of February 5, 2025 by and between PureCycle Technologies, Inc. and the subscribers thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2025)

10.3

Limited Consent and Seventh Amendment to Credit agreement, dated as of February 5, 2025, by and among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies Holdings Corp., PureCycle Technologies, LLC, and PureCycle Augusta, LLC as Guarantors, and Madison Pacific Trust Limited as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2025)

10.4

Amendment No. 1 to the Amended and Restated Patent License Agreement effective February 21, 2025 (incorporated herein by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K filed on February 27, 2025)**

10.5

Eighth Amendment to Credit Agreement, dated as of April 11, 2025, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies, LLC, PureCycle Technologies Holdings Corp., and PureCycle Augusta, LLC as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2025)

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended March 31, 2025*

31.2	Rule 13a – 14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended March 31, 2025*

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended March 31, 2025*

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended March 31, 2025*

101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of March 31, 2025 (Condensed and Unaudited) and December 31, 2024.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended March 31, 2025 and 2024.
(iii) Unaudited Condensed Consolidated Statements of Stockholders Equity for the Three Months Ended March 31, 2025 and 2024.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024.
(v) Notes to the Condensed Consolidated Financial Statements.

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Submitted electronically herewith.

** Certain identified information has been excluded from this exhibit pursuant to Rule 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential.

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

Date: May 7, 2025