Form 10-Q
period 2025-06-30
PureCycle Technologies, Inc.
filed 2025-08-07
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

As of August 5, 2025, there were approximately 180,093,094 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

PureCycle Technologies, Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,067	$15,683
Restricted cash – current	4,612	16,656
Accounts receivable, net	2,126	—
Inventory	10,760	8,087
Prepaid expenses and other current assets	13,320	13,473
Total current assets	314,885	53,899
Restricted cash – noncurrent	9,265	9,172
Operating lease right-of-use assets	55,966	56,833
Property, plant and equipment, net	658,965	674,079
Prepaid expenses and other noncurrent assets	3,391	4,402
TOTAL ASSETS	$1,042,472	$798,385

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,585	$6,596
Accrued expenses and other current liabilities	23,874	43,259
Accrued interest	8,077	7,626
Current portion of warrant liability	77,964	10,109
Current portion of long-term debt	12,068	12,932
Current portion of related party bonds payable	13,540	10,355
Total current liabilities	147,108	90,877
NONCURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	273,405	256,886
Related party bonds payable, less current portion	76,542	66,471
Warrant liability, less current portion	68,810	120,090
Operating lease right-of-use liabilities	53,939	54,665
Preferred stock liability	23,322	18,433
Other noncurrent liabilities	1,417	5,514
TOTAL LIABILITIES	649,543	617,936

COMMITMENTS AND CONTINGENCIES (NOTE 10)

MEZZANINE EQUITY
Series B Convertible Perpetual Preferred Stock - $0.001 par value, 300 and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	294,058	—

STOCKHOLDERS' EQUITY
Common Stock - $0.001 par value, 450,000 shares authorized; 179,836 and 173,566 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	180	174
Additional paid-in capital	867,706	813,573
Accumulated other comprehensive (loss)/ income	(231)	78
Accumulated deficit	(768,784)	(633,376)
TOTAL STOCKHOLDERS' EQUITY	98,871	180,449
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$1,042,472	$798,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues	$1,650	$—	$3,230	$—
Operating expenses
Cost of operations	29,991	22,220	53,273	43,414
Research and development	1,397	1,565	2,938	3,396
Selling, general and administrative	15,860	16,137	30,338	32,094
Total operating costs and expenses	47,248	39,922	86,549	78,904
Operating loss	(45,598)	(39,922)	(83,319)	(78,904)
Other (income)/expense:
Interest expense	17,640	12,055	32,704	27,109
Interest income	(621)	(514)	(1,000)	(4,116)
Change in fair value of warrants	82,295	(4,311)	25,626	9,633
Loss on extinguishment of debt	—	—	—	21,214
Other (income)/expense	(672)	1,060	(5,241)	1,075
Total other expense	98,642	8,290	52,089	54,915
Net loss	$(144,240)	$(48,212)	$(135,408)	$(133,819)

Loss per share
Basic and Diluted	$(0.81)	$(0.29)	$(0.76)	$(0.81)
Weighted average common shares
Basic and Diluted	179,666	164,691	178,493	164,524

Other comprehensive (loss)/income
Cumulative translation adjustment	$(215)	$9	$(309)	$25
Unrealized gain on debt securities available for sale	—	—	—	18
Total comprehensive loss	$(144,455)	$(48,203)	$(135,717)	$(133,776)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2025
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	173,566	$174	$813,573	$78	$(633,376)	$180,449
Issuance of Common Stock	—	—	4,091	4	33,148	—	—	33,152
Warrants exercised	—	—	1,511	1	14,216	—	—	14,217
Share repurchase	—	—	(187)	—	(1,697)	—	—	(1,697)
Equity-based compensation	—	—	554	1	3,353	—	—	3,354
Cumulative translation adjustment	—	—	—	—	—	(94)	—	(94)
Net income	—	—	—	—	—	—	8,832	8,832
Balance, March 31, 2025	—	—	179,535	180	862,593	(16)	(624,544)	238,213
Issuance of Series B Convertible Perpetual Preferred Stock	300	293,475	—	—	—	—	—	—
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	583	—	—	(583)	—	—	(583)
Issuance of Common Stock	—	—	—	—	155	—	—	155
Share repurchase	—	—	(105)	—	(1,103)	—	—	(1,103)
Equity-based compensation	—	—	406	—	6,411	—	—	6,411
Reclassification of warrant liability to equity	—	—	—	—	233	—	—	233
Cumulative translation adjustment	—	—	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	—	—	(144,240)	(144,240)
Balance, June 30, 2025	300	$294,058	179,836	$180	$867,706	$(231)	$(768,784)	$98,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2024
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	164,279	$164	$764,344	$(32)	$(344,240)	$420,236
Issuance of Common Stock	—	—	16	—	92	—	—	92
Share repurchase	—	—	(99)	—	(598)	—	—	(598)
Equity-based compensation	—	—	416	1	2,681	—	—	2,682
Unrealized gain on available for sale debt securities	—	—	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(85,607)	(85,607)
Balance, March 31, 2024	—	—	164,612	165	766,519	2	(429,847)	336,839
Share repurchase	—	—	(14)	—	(97)	—	—	(97)
Equity-based compensation	—	—	148	—	3,072	—	—	3,072
Cumulative translation adjustment	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(48,212)	(48,212)
Balance, June 30, 2024	—	$—	164,746	$165	$769,494	$11	$(478,059)	$291,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(135,408)	$(133,819)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	9,765	5,754
Change in fair value of warrants	25,626	9,633
Change in fair value of derivative	(3,443)	—
Depreciation expense	14,613	16,423
Amortization of debt issuance costs and debt discounts	11,147	5,865
Accretion of discount on debt securities	—	(330)
Operating lease amortization expense	2,251	1,529
Loss on extinguishment of debt	—	21,214
Loss on disposal of equipment	3,765	—
Impairment of operating right-of-use asset	—	757
Changes in operating assets and liabilities
Accounts receivable	(2,126)	—
Prepaid expenses and other current assets	478	(1,083)
Inventory	(2,673)	(1,323)
Prepaid expenses and other noncurrent assets	1,011	(117)
Accounts payable	(1,823)	1,254
Accrued interest	2,436	(1,004)
Accrued expenses and other current liabilities	618	(3,051)
Other noncurrent liabilities	—	66
Operating lease right-of-use liabilities	(1,827)	(1,376)
Net cash used in operating activities	(75,590)	(79,608)
Cash flows from investing activities
Purchase of property, plant and equipment	(23,609)	(24,718)
Purchase of debt securities, available for sale	—	(30,586)
Sale and maturity of debt securities, available for sale	—	79,161
Net cash (used in)/provided by investing activities	(23,609)	23,857
Cash flows from financing activities
Proceeds from issuance of Series B Convertible Perpetual Preferred Stock	300,000	—
Proceeds from issuance of Common Stock	33,307	—
Proceeds from issuance of revenue bonds to third parties	16,808	—
Proceeds from issuance of revenue bonds to related parties	10,063	30,000
Payments on related party revenue bonds	(535)	(475)
Payment to purchase revenue bonds	—	(253,230)
Proceeds from revolving credit facility and related party note payable	14,900	—
Payments on revolving credit facility and related party note payable	(14,900)	—
Proceeds from exercise of warrants	5,400	—
Payments on equipment financing	(4,297)	(1,617)
Debt and preferred stock issuance costs	(1,000)	(1,119)
Payments to repurchase shares	(2,800)	(695)
Other (payments)/proceeds for other borrowings	(1,314)	3,828
Net cash provided by/(used in) financing activities	355,632	(223,308)
Net increase/(decrease) in cash and restricted cash	256,433	(279,059)
Cash and cash equivalents and restricted cash, beginning of period	41,511	302,514
Cash and cash equivalents and restricted cash, end of period	$297,944	$23,455
Supplemental disclosure of cash flow information
Operating activities
Interest paid during the period	$18,774	$21,647
Non-cash investing activities
Additions to property, plant, and equipment in accrued expenses	11,927	20,314
Additions to property, plant, and equipment in accounts payable	1,343	1,739
Non-cash financing activities
Series B Convertible Perpetual Preferred Stock issuance costs accrued but not yet paid	6,525	—
PIK interest on Series A Preferred Stock	1,985	—
PIK dividends on Series B Convertible Perpetual Preferred Stock	583	—
Carrying value of shareholder loan exchanged for revenue bonds payable to related parties	—	44,386
Initial fair value of warrant liability issued to satisfy shareholder loan prepayment penalty	—	3,983
PIK interest on related party note payable	—	1,938
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$284,067	$10,895
Restricted cash - current	4,612	2,880
Restricted cash - noncurrent	9,265	9,680
Total cash and cash equivalents and restricted cash	$297,944	$23,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION

PureCycle Technologies, Inc. and its consolidated subsidiaries (“PCT” or the “Company”) is a Florida-based corporation focused on commercializing a patented purification recycling technology (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin, called PureFive™ resin, which has similar properties and applicability for reuse as virgin polypropylene. PCT has a global license for the Technology from P&G. PCT’s goal is to introduce an important new product to the global polypropylene market that will assist multinational corporations in meeting their sustainability goals as well as federal and state regulations and mandates, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The condensed consolidated financial statements are presented in U.S. Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the current year presentation.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Revenue Recognition

The Company’s revenue is primarily generated from the sale of finished products or byproducts to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. Sales revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for that finished product. Amounts billed to customers related to freight are included in revenues and freight costs are included in cost of operations in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses for the period presented. The Company's most significant estimates and judgments involve valuation of the Company's liability-classified warrants and the related fair value assumptions. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.

Segment Information

Under Accounting Standards Codification ("ASC") 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. Therefore, the Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which encompasses integrated business activities related to the recycling of polypropylene into resins. To date, the Company has limited operations and measures performance on a consolidated basis. Management has determined that the measure of segment performance determined most in accordance with U.S. GAAP is consolidated net income or loss, as applicable. The Company’s Condensed Consolidated Statements of Comprehensive Loss include the significant expense categories provided to the CODM on a consolidated basis, and the CODM does not review significant classifications of expenses outside of those shown on the Condensed Consolidated Statements of Comprehensive Loss. The CODM primarily reviews certain operating key performance indicators ("KPIs") for evaluating performance and allocating resources.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2024-04 – Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. Specifically, the guidance is intended to clarify how to determine whether a settlement of convertible debt (particularly cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures. This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions that have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of this update is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

NOTE 3 - LIQUIDITY AND GOING CONCERN

As of August 7, 2025, the Company has concluded that the going concern conclusion as previously disclosed in Note 2 to the condensed consolidated financial statements included in its quarterly filing on Form 10-Q for the period ended March 31, 2025 is no longer applicable for at least the twelve-month period from the issuance date of these financial statements. In that Form 10-Q filing, the Company disclosed there were conditions that raised substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements were issued. Those conditions were alleviated by management’s plans, as outlined in that Form 10-Q filing.

The improvement in the Company's financial condition is attributable to the Company raising proceeds from the sale of the Series B Convertible Perpetual Preferred Stock, as described below and in more detail in Note 11 – Mezzanine Equity and Stockholders’ Equity.

In June 2025, the Company entered into binding subscription agreements with certain investors, including related parties, to which the Company agreed to sell to the investors, in a private placement transaction, an aggregate of 300,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, at an initial issue price of $1,000 per share. The gross proceeds to the Company from these subscription agreements were approximately $300.0 million before deducting fees and expenses.

This development has led management to conclude that the previous substantial doubt about the Company's ability to continue as a going concern for a twelve-month period following the date that these financial statements were available to be issued is no longer present. The Company's current financial projections support the Company's ability to meet its obligations as they become due for at least one year from the issuance of these financial statements. The Company’s ability to continue as a going concern longer term is dependent on continued improvement in operations at the Company's first commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility"), the commercialization of its PureFiveTM resin product, and the successful construction and sale of product from its Thailand facility. Management continues to evaluate different strategies and may pursue additional actions to further increase its liquidity position.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company identifies and discloses transactions with related parties in accordance with ASC 850, Related Party Disclosures. The Company's related party transactions are primarily related to financing activities.

The Company’s consolidated financial statements reflect transactions with certain principal owners of PCT and their affiliates, including Sylebra Capital Management (“Sylebra”), Samlyn Capital, LLC (“Samlyn”), Pure Plastics LLC (“Pure Plastic”), and Pure Crown LLC ("Pure Crown"). The Company's consolidated financial statements also reflect transactions with companies affiliated with PCT, including Glockner Family Venture Fund LP, Glockner Enterprises, and Glockner Oil (collectively, "Glockner"), as well as Milliken & Company ("Milliken").

PCT purchased $0.4 million and $0.5 million of certain chemicals used in its purification process from Milliken during the three and six months ended June 30, 2025, respectively.

PCT currently has a $200.0 million Revolving Credit Facility pursuant to a credit agreement with Sylebra (the "Revolving Credit Facility"). On May 28, 2025, the Company borrowed $10.0 million from the Revolving Credit Facility. Borrowings under the Revolving Credit Facility accrued interest at a rate of 21.8%. The Company repaid the $10.0 million in borrowings plus accrued interest of $0.2 million on June 20, 2025. Refer to Note 8 - Long-Term Debt and Bonds Payable for further information.

During June 2025, the Company executed a 30-day promissory note with Pure Plastic for $4.9 million at a rate of 1.0% interest per month. The promissory note was repaid on June 20, 2025 along with accrued interest in the amount of $0.02 million.

During the six months ended June 30, 2025, the Company sold $11.4 million in aggregate par amount of Series A Bonds owned by PCT LLC to related parties at a purchase price of $880 per $1,000 principal amount under a bond purchase agreement for gross proceeds of $10.1 million. Refer to Note 8 - Long-Term Debt and Bonds Payable for further information.

During June 2025, the Company entered into binding subscription agreements with certain investors, including investment entities affiliated with Sylebra, Samlyn, and Pure Crown, pursuant to which the Company agreed to sell in a private placement transaction shares of the Company’s Series B Convertible Perpetual Preferred Stock, as further described in Note 11 - Mezzanine Equity and Stockholders' Equity.

The table below summarizes the related party balances and transactions reflected in the condensed consolidated financial statements as of June 30, 2025 and December 31, 2024:

	June 30, 2025					December 31, 2024
	Sylebra	Samlyn	Pure Plastic	Pure Crown LLC	Glockner	Sylebra	Samlyn	Pure Plastic	Pure Crown LLC	Glockner
Debt Instruments (dollars in thousands)
Related Party Bonds Payable (Note 8)	$785	$3,900	$112,045	$—	$—	$—	$—	$105,830	$—	$—

Preferred stock and warrants (shares in thousands)
Series A Preferred Stock (Note 11)	25	25	—	—	—	25	25	—	—	—
Series B Convertible Perpetual Preferred Stock (Note 11)	40	50	—	5	—	—	—	—	—	—
Series A Warrants (Note 13)	10,250	2,857	—	1,071	714	10,250	2,857	—	1,071	2,964
Series B Warrants (Note 13)	—	—	3,064	—	—	—	—	3,064	—	—
Series C Warrants (Note 13)	2,500	2,500	—	—	—	2,500	2,500	—	—	—

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 5 - INVENTORY

The Company's inventory is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$4,442	$4,485
Work in process	769	824
Finished goods	5,549	2,778
Total inventory	$10,760	$8,087

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	Estimated Useful Life (Years)	June 30, 2025	December 31, 2024
Building	10 - 40	$82,026	$82,026
Machinery and equipment	3 - 30	376,737	374,639
Leasehold improvements	2 - 5	4,829	4,829
Fixtures and furnishings	5 - 7	764	800
Land improvements	15	150	150
Land	Indefinite	1,150	1,150
Construction in process	N/A	267,140	266,258
Total property, plant and equipment at cost		732,796	729,852
Less: Accumulated depreciation		(73,831)	(55,773)
Property, plant, and equipment, net		$658,965	$674,079

Depreciation expense is recorded in the Condensed Consolidated Statements of Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of operations	$6,453	$6,233	$12,972	$14,555
Research and development expense	773	765	1,547	1,525
Selling, general and administrative expense	37	169	94	343
Total depreciation expense	$7,263	$7,167	$14,613	$16,423

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Accrued purchases	$17,314	$39,078
Accrued lease obligations	3,733	3,289
Employee-related costs	2,628	698
Other	199	194
Total other current liabilities	$23,874	$43,259

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 8 – LONG-TERM DEBT AND BONDS PAYABLE

The Company’s debt balances, including related party debt, consist of the following at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Long-term Debt
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
CSC Equipment Financing Payable, currently bearing interest at a monthly charge of 3.1% of the outstanding balance financed; 36-month term expected to commence on or about the fourth quarter of 2026, bearing interest at 7.25% (based on lease rate factor indexed to WSJ Prime Rate)	17,422	19,066
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031 maturing 2042	31,900	12,800
Other Debt	9,092	12,425
	308,414	294,291
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(22,941)	(24,473)
Less: Current portion	(12,068)	(12,932)
Long-term debt, less current portion	$273,405	$256,886

Related Party Bonds Payable
Revenue Bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and began June 30, 2024, fully maturing December 2042	116,730	105,830
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(26,648)	(29,004)
Less: Current portion	(13,540)	(10,355)
Related party debt, less current portion	$76,542	$66,471

Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at June 30, 2025 and December 31, 2024; maturing September 2026	$—	$—

Revenue Bonds

In October 2020, the Southern Ohio Port Authority (“SOPA”) issued certain Revenue Bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture of Trust”), between SOPA and UMB Bank, N.A., as trustee, and loaned the proceeds from their sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of the Company, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”) to be used, among other things, to acquire, construct and equip a portion of the Company’s first commercial-scale recycling facility in Ironton, Ohio. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Indenture of Trust or the Loan Agreement.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The Revenue Bonds were offered in three series, including (i) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds” or "Senior Bonds"); (ii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and (iii) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds” and, together with the Series 2020A Bonds and the Series 2020B Bonds, the “Bonds” or the "Revenue Bonds").

Bond Series	Term	Principal Amount (in thousands)	Outstanding as of June 30, 2025 (in thousands)	Interest Rate	Maturity Date
2020A	A1	$12,370	$—	6.25%	December 1, 2025
2020A	A2	38,700	38,700	6.50%	December 1, 2030
2020A	A3	168,480	81,445	7.00%	December 1, 2042
2020B	B1	10,000	9,460	10.00%	December 1, 2025
2020B	B2	10,000	9,460	10.00%	December 1, 2027
2020C	C1	10,000	9,565	13.00%	December 1, 2027
		$249,550	$148,630

In March 2024, PureCycle Technologies LLC ("PCT LLC"), a subsidiary of the Company, purchased 99% of the outstanding Revenue Bonds. PCT LLC has subsequently sold certain of these Revenue Bonds to various third parties.

During the six months ended June 30, 2025, PCT LLC sold approximately $19.1 million in aggregate principal amount of its Senior Bonds to certain investors at a purchase price of $880 per $1,000 principal amount for gross proceeds of $16.8 million.

As of June 30, 2025, PCT LLC held $87.0 million of Senior Bonds that it intends to, and has the authority to, re-market based on the need for additional liquidity.

Revenue Bonds Sold to Related Parties

During the six months ended June 30, 2025, PCT LLC sold $11.4 million in aggregate principal amount of its Senior Bonds to related parties at a purchase price of $880 per $1,000 principal amount for gross proceeds of $10.1 million.

Sylebra Credit Facility

PCT currently has a $200.0 million Revolving Credit Facility pursuant to a credit agreement (the "Revolving Credit Agreement") dated as of March 15, 2023 and amended from time to time, with PureCycle Technologies Holdings Corp. and PCT LLC (the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT.

Amounts outstanding under the Revolving Credit Agreement bear interest at a variable annual rate equal to Term SOFR (as defined in the Revolving Credit Agreement) in effect for such period plus 17.50%. PCT is also required to pay a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. Subject to timely prior written notice and payment of breakage fees, if any, PCT may at any time and from time to time (i) terminate all or any portion of the commitments under the Revolving Credit Agreement and/or (ii) prepay all or any portion of any outstanding borrowings.

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

Amounts outstanding under the Revolving Credit Agreement are guaranteed by the Guarantors, and are secured by a security interest in substantially all of the assets of PCT. Any majority-owned direct or indirect subsidiaries of PCT are required to guaranty the obligations under the Revolving Credit Agreement and grant security interests in substantially all of their respective assets.

On February 5, 2025, in conjunction with a private placement offering of the Company's Common Stock, the Company, the Guarantors, the Administrative Agent, the Security Agent and the Lenders executed a Limited Consent and Seventh Amendment to the Credit Agreement to, among other things, permit the Offering and the transactions contemplated thereby. The lenders and their affiliates are greater than 5% beneficial owners of the Company.

On April 11, 2025, the Company entered into the Eighth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from March 31, 2026 to September 30, 2026.

On June 16, 2025, in conjunction with a private placement offering of the Company's Series B Convertible Perpetual Preferred Stock, the Company, the Guarantors, the Administrative Agent, the Security Agent and the Lenders executed a Ninth Amendment to the Credit Agreement to, among other things, (i) permit the offering of the Company's Series B Convertible Perpetual Preferred Stock, and (ii) amend the indebtedness covenant to add a basket for unsecured indebtedness of the Company in an aggregate principal amount not to exceed $50.0 million.

During June 2025, the Company drew a total of $10.0 million on the Revolving Credit Facility, which was repaid during the same month using the funds received on the Series B Preferred Convertible Perpetual Preferred Stock, as described in more detail in Note 11 - Mezzanine Equity and Stockholders' Equity.

There were no funds drawn on the Revolving Credit Facility as of June 30, 2025 and December 31, 2024, respectively.

Green Convertible Notes

On August 21, 2023, the Company priced its private offering of $215.0 million in aggregate principal amount of 7.25% Green Convertible Senior Notes due 2030 (the “Initial Notes”). On August 22, 2023, the initial purchaser in such offering exercised its option to purchase an additional $35.0 million in aggregate principal amount of the 7.25% Green Convertible Senior Notes due 2030 (together with the “Initial Notes”, the “Green Convertible Notes”), bringing the total aggregate principal amount of the Green Convertible Notes to $250.0 million. Entities affiliated with a greater than 5% beneficial owner of the Company purchased $50.0 million aggregate principal amount at maturity of the Green Convertible Notes. Refer to Note 14 - Fair Value of Financial Instruments for further information.

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

The net proceeds from the Green Convertible Notes, excluding any offering expenses, were approximately $218.5 million, after deducting the initial purchaser’s discounts and fees paid to the Company's financial advisor. The Company allocated an amount equal to the net proceeds from the offering to the financing and refinancing of recently completed and future Eligible Green Projects (as defined below) in the United States. In particular, the Company allocated the net proceeds from the offering (1) to make payments on certain long-lead items (2) to fund initial inside and outside battery limits engineering design work, all of which are associated with a multi-line purification facility to be built in Augusta, Georgia (the "Augusta Facility"), (3) for certain feedstock preparation (“PreP”) equipment and (4) to a research and development lab.

This allocation included historical spend from January 1, 2022, through December 31, 2024, related to the Augusta Facility, as well as the PreP facilities in process that will provide feedstock for both the Augusta Facility and also the Ironton Facility.

In June 2025, the Company announced its intent to re-direct and re-purpose certain previously purchased long-lead equipment valued at $195 million to its projects in Antwerp, Belgium and/or Rayong, Thailand. The Company also announced its intent to design a larger capacity facility, the first of which is to be constructed and installed at the Augusta Facility. The Company has already allocated $62 million toward certain PreP equipment and a research and development lab, and will use additional funds, far in excess of the remaining unallocated proceeds from the Green Convertible Notes, to continue engineering design work and to purchase additional long lead items for the Augusta Facility. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes.

“Eligible Green Projects” means: investments in (i) acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case, that have received, or are expected to receive, in the three years prior to the issuance of the Notes or during the term of the Notes, a Leadership in Energy and Environmental Design (LEED) Silver, Gold or Platinum certification (or environmentally equivalent successor standards). Prior to issuing the Notes and as part of its overall business plan, the Company has focused on the value of the sustainability opportunities PureFive™ resin offers to support expanding a circular economy. To pursue those opportunities, the Company purchased equipment and commissioned design services for PreP facilities that will enable the Company to advance circular economy adapted products, production technologies and processes, and/or research and development related to recycling waste polypropylene. The Company believes those legacy purchases and designs should complement the Company’s Eligible Green Projects development.

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

The Company may not redeem the Green Convertible Notes prior to August 20, 2025. The Company may redeem for cash all or any portion of the Green Convertible Notes (subject to certain exceptions and restrictions specified in the Indenture), at its option, on or after August 20, 2025 and on or before the 40th scheduled trading day immediately before the Maturity Date, at a cash redemption price equal to 100% of the accreted principal amount of the Green Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption to the holders of the Green Convertible Notes. No sinking fund is provided for the Green Convertible Notes. The fair value of the Green Convertible Notes is included in the Level 3 measurement in the fair value hierarchy as they were derived using significant unobservable inputs. Refer to Note 14 - Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following provides a summary of the interest expense of the Company's Green Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except interest rate)	2025	2024	2025	2024
Contractual interest expense	$4,531	$4,531	$9,063	$9,063
Amortization of deferred financing costs	389	348	766	686
Amortization of original issue discount	1,495	1,338	2,948	2,639
Effective interest rate	10.3%	9.9%	10.2%	9.9%

The following provides a summary of the Company's Green Convertible Notes:

(in thousands)	June 30, 2025	December 31, 2024
Unamortized deferred issuance costs	$18,708	$22,423
Net carrying amount	231,292	227,577

Principal repayments due on long-term debt and related party bonds payable over the next five years are as follows (in thousands):

Years Ending December 31,	Long-Term Debt	Related Party Bonds Payable
2025 (July through December)	$5,853	$9,820
2026	9,027	7,570
2027	2,735	25,105
2028	3,299	7,710
2029	5,600	8,220
2030	250,000	8,760
Thereafter	31,900	49,545
	308,414	116,730
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(22,941)	(26,648)
Less: Current portion	(12,068)	(13,540)
Total	$273,405	$76,542

NOTE 9 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses that are also not more likely than not to be realized. As a result, the Company has no reported tax expense for both the three and six months ended June 30, 2025 and 2024, respectively.

Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements for the reported periods.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2025.

Denham-Blythe Arbitration

On October 7, 2020, PCO, a subsidiary of the Company, and Denham-Blythe Company, Inc. (“DB”) executed an Engineering, Procurement, and Construction Agreement for certain construction activities associated with the Ironton Facility (“EPC Contract”).

On June 16, 2023, following unsuccessful efforts at mediating various disputes over certain unapproved change orders and payment applications, DB filed a demand for binding arbitration (“Arbitration Demand”) with the American Arbitration Association (“AAA”), seeking approximately $17.0 million plus attorney's fees and cost of the arbitration related to certain fee applications, change orders and amounts currently held in retainage by PCO, and, on June 21, 2023, filed a mechanics lien in Lawrence County, Ohio for the same sum. On July 20, 2023, PCO filed its Answer and Counterclaim, in which PCO contends that various deficiencies in DB’s work resulted in damages to PCO in excess of DB’s $17.0 million Arbitration Demand, including, but not limited to, the following: DB’s late delivery, insufficient and incomplete engineering drawings and packages, insufficient and unorganized material management, insufficient and inefficient contractor management, insufficient and rudimentary schedule management, incomplete and inefficient procurement procedures, and that the Company was required to undertake significant re-work at additional cost resulting from DB’s failure to adequately perform its obligations under the EPC Contract.

On August 30, 2023, DB filed a breach of contract claim against PCO and others in Lawrence County Ohio, alleging the same facts contained in its Arbitration Demand, as well as an action to foreclose on a lien filed in Lawrence County, Ohio. Concurrently DB requested the complaint be stayed pending the resolution of all issues in the arbitration.

On September 14, 2023, DB filed a motion with the AAA seeking to join ThermalTech Engineering, Inc., and ThermalTech Turnkey Solutions LLC, a subcontractor engaged by DB to provide engineering services and equipment procurement and installation for the Ironton Project. In an order dated December 7, 2023, the AAA granted DB’s request to join ThermalTech Engineering, Inc., and ThermalTech Turnkey Solutions LLC (collectively, “TT”). Thereafter, TT filed an answer and counterclaim alleging DB failed to pay them approximately $2.0 million.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On March 8, 2024, ISC Constructors, a DB subcontractor, filed an action in equity for unjust enrichment against PCO in Lawrence Co. Ohio Case # 240C000171. The lawsuit alleges $0.5 million in unpaid invoices and retainage. The lawsuit ISC filed was consolidated with the pending DB claims and has been stayed pending completion of the arbitration. An arbitration claim for breach of contract, for the same amount, was filed by ISC Constructors in the AAA against DB. That arbitration action has been consolidated with the AAA arbitration between PCO and DB listed above. Recently, at ISC’s request, the AAA separated the claims of ISC for a later hearing after the completion of the arbitration involving TT, DB and PCO.

PCO intends to vigorously defend itself against DB’s claims and to pursue recovery of damages resulting from DB’s failure to perform adequately under the EPC Contract. Given the stage of the arbitration, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may result from the Arbitration Demand.

Other Matters

On April 25, 2024, the Company received a litigation demand letter from a purported shareholder, Selim Piot, requesting that the Board take action against certain officers and directors. On May 6, 2024, Mr. Piot served a books and records demand and initiated a derivative action in the Chancery Court of Delaware captioned Piot v. Bouck, et al., No. 2024-0475-NAC (Del. Ch.). On May 21, 2024, Mr. Piot served another books and records demand. The claims asserted in Mr. Piot’s demand letters and derivative action are substantially similar to those asserted in the now resolved derivative lawsuits and other parties' books and records demand letters pursuant to Section 220 of the Delaware General Corporation laws. The Parties agreed to a stipulation dismissing the Piot derivative action and on July 23, 2025, the Court issued an order dismissing the Piot matter with prejudice.

NOTE 11 - MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Mezzanine Equity

Series B Convertible Perpetual Preferred Stock

On June 16, 2025, the Company entered into binding subscription agreements (the "Series B Subscription Agreements") with certain investors (collectively, the “Series B Investors”), including investment entities affiliated with Pure Crown, Sylebra Capital Management and Daniel Gibson, and Samlyn Capital, LLC, pursuant to which the Company agreed to sell to the Series B Investors, in a private placement transaction (the “Series B Offering”), an aggregate of 300,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.001 per share (“Series B Convertible Perpetual Preferred Stock"), at an initial issue price of $1,000 per share (the “Initial Issue Series B Price”). The transactions contemplated by the Series B Subscription Agreements closed on June 20, 2025. The gross proceeds to the Company were $300.0 million before deducting placement agent fees and other estimated offering expenses.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has classified the Series B Convertible Perpetual Preferred Stock in temporary (mezzanine) equity because the Company can be forced into a cash redemption scenario upon events not within its control pursuant to a change in control redemption provision. The Company initially measured the Series B Convertible Perpetual Preferred Stock at the amount of total proceeds less offering costs. Because the Series B Convertible Perpetual Preferred Stock is neither currently redeemable nor probable of becoming redeemable in the future, no subsequent measurement is required at this time. The Company will continue to monitor the probability of the Series B Convertible Perpetual Preferred Stock becoming redeemable at each reporting period.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The Series B Convertible Perpetual Preferred Stock was issued pursuant to a Series B Certificate of Designations (the “Series B Certificate of Designations”) filed with the Secretary of State of the State of Delaware, establishing the preferences, limitations and relative rights of the Series B Convertible Perpetual Preferred Shares. The Series B Certificate of Designations amended the Company’s Certificate of Incorporation and was effective immediately on filing.

The Series B Convertible Perpetual Preferred Stock ranks, with respect to dividend rights and rights upon any liquidation, dissolution or winding up of the Company (a “Liquidation Event”): (a) senior to the Company’s Common Stock and other capital stock of the Company, the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series B Convertible Perpetual Preferred Stock other than the Company’s Series A Preferred Stock (as defined below), as to divided rights and rights upon Liquidation Events; (b) on a parity with any other class or series of capital stock of the Company, the terms of which expressly provide that such class or series ranks on a parity with the Series B Convertible Perpetual Preferred Stock as to dividend rights and rights upon Liquidation Events; (c) junior to the Series A Preferred Stock and any other class or series of capital stock of the Company, the terms of which expressly provide that such class or series ranks senior to the Series B Convertible Perpetual Preferred Stock as to dividend rights and rights upon Liquidation Events; and (d) junior to all existing and future indebtedness of the Company.

A holder of the Series B Convertible Perpetual Preferred Stock may elect to convert their holdings into shares of the Company's Common Stock at any time. In addition, on or after the dividend payment date following the fourth anniversary of the Closing Date, if at any time the closing price of the Company's Common Stock has been at least 175% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on the trading day immediately preceding the trading day on which a conversion notice is given (a “Series B Conversion Notice”), the Company may elect to convert all of the Series B Convertible Perpetual Preferred Stock into a number of shares of the Company's Common Stock equal to the Series B Accrued Value (as defined below) divided by the conversion price on the date of the Series B Conversion Notice, unless modified pursuant to a Make-Whole Change (as defined below). The Series B Convertible Perpetual Preferred Stock is convertible into the Company's Common Stock at an initial conversion price equal to $14.02, which represents a 30% premium to the 10-day volume weighted average price of the Company's Common Stock on the trading day immediately prior to the execution of the Series B Subscription Agreements.

If requisite stockholder approval is required for certain conversions, then until such approval is obtained, no shares of the Company's Common Stock will be issued or delivered upon conversion of Series B Convertible Perpetual Preferred Stock if doing so would cause the holder (or any related person/group) to own more than 19.99% of the outstanding voting stock.

Except as may be expressly required by the Delaware General Corporation Law, holders of the Series B Convertible Perpetual Preferred Stock are not entitled to any voting rights.

Holders of the Series B Convertible Perpetual Preferred Stock are entitled to receive cumulative dividends at a rate equal to 7% per annum, payable in kind or in cash at the Company’s option, which dividends, if paid in kind, will be capitalized to the Series B Accrued Value. During the three and six months ended June 30, 2025, there were $0.6 million of in-kind dividends accrued on the Series B Convertible Perpetual Preferred stock, which increased the outstanding Series B Perpetual Convertible Preferred Stock value.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

In the event of any Liquidation Event, each holder of the Series B Convertible Perpetual Preferred Stock will be entitled to receive a per share amount equal to the greater of (i) the per share purchase price of the Series B Convertible Perpetual Preferred Stock (as adjusted for any in kind dividends paid thereon) plus all accrued and unpaid dividends thereon (the “Series B Accrued Value”) and (ii) the amount that such Series B Convertible Perpetual Preferred Stock would have been entitled to receive if they had converted into the Company's Common Stock immediately prior to such Liquidation Event.

The Company may not take any of the following actions unless otherwise approved by the holders of a majority of the then-outstanding Series B Convertible Perpetual Preferred Stock: (a) amend or waive any provision in the Certificate of Incorporation in any way that materially, adversely and disproportionately affects the rights, preferences, and privileges or power of the Series B Convertible Perpetual Preferred Stock; (b) increase the authorized number of shares of Series A Preferred Stock unless such increase is required pursuant to the existing terms of the Certificate of Designations of Series A Preferred Stock, as modified by the waivers entered into by all of the holders of the Series A Preferred Stock on September 17, 2024; (c) other than in connection with the Series A Preferred Stock, issue any equity securities of the Company containing rights, preferences or privileges with respect to distributions or liquidation superior to or on parity with the Series B Convertible Perpetual Preferred Stock; or (d) repurchase or redeem any of the Company's issued and outstanding Common Stock other than any such repurchases or redemptions (i) undertaken in connection with any equity incentive agreements approved by the Company’s board of directors, (ii) undertaken to satisfy obligations of the Company existing on the date of the Certificate of Designations or (iii) that do not result in payments by the Company in an aggregate amount, together with all prior payments made pursuant to this clause (iii), in excess of $50.0 million.

Except in the case of a change in control, the Series B Convertible Perpetual Preferred Stock may not be redeemed or repurchased upon the election of the holders of the Series B Convertible Perpetual Preferred Stock.

Upon certain change in control events involving the Company, (i) the holders of the Series B Convertible Perpetual Preferred Stock will have the right to require the Company to redeem any or all of their Series B Convertible Perpetual Preferred Stock and (ii) the Company will have the option to redeem all (but not less than all) of the then-outstanding Series B Convertible Perpetual Preferred Stock, in each case, for a cash amount equal to the Series B Accrued Value, on a per share basis. In connection with the Company delivering a Series B Conversion Notice or in connection with a change in control, the Company will, in certain circumstances, be required to increase the conversion rate for shares of Series B Convertible Perpetual Preferred Stock converting in connection therewith (a “Make-Whole Change”). Such Make-Whole Change will be calculated using a make-whole table calculated over a 10-year period. In no event will the conversion rate be increased to an amount that exceeds 87.5611 shares of Common Stock per $1,000 liquidation preference of Series B Preferred Stock.

As part of the Series B Subscription Agreements, the Company is required to, among other things, prepare and file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the shares of the Company's Common Stock issuable upon conversion of the Series B Convertible Perpetual Preferred Stock. The Company is required to use commercially reasonable efforts to have such Registration Statement filed within 30 days of the Closing Date and have such Registration Statement declared effective by the Commission no later than 60 calendar days after the Closing Date (or 90 calendar days in the event of a “full review” by the Commission).

In conjunction with the offering of the Series B Convertible Perpetual Preferred Stock, the Company entered into the Ninth Amendment to the Company's Revolving Credit Facility, to, among other things, (i) permit the Offering and (ii) amend the indebtedness covenant to add a basket for unsecured indebtedness of the Company in an aggregate principal amount not to exceed $50.0 million.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Stockholders' Equity

Preferred Transactions

On September 11, 2024, the Company entered into subscription agreements (the “Series A Subscription Agreements”) with certain investors (the “Series A Investors”), including related parties, pursuant to which the Company agreed to sell to the Series A Investors, in a private placement, an aggregate of (i) 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), sold at an initial issue price of $1,000 per share (the “Series A Initial Issue Price”), (ii) 8,528,786 shares of the Company's Common Stock, sold at a price of $4.69 per share (the “Common Stock Price”), and (iii) Series C Warrants to purchase an aggregate of 5,000,000 shares of the Company's Common Stock at a price of $11.50 per share of Common Stock (the “Series C Warrants”, and the shares of Common Stock issuable upon exercise of the Series C Warrants, the “Warrant Shares”). The transactions contemplated by the Series A Subscription Agreements closed on September 13, 2024. The gross proceeds to the Company were approximately $90.0 million before deducting fees and other estimated offering expenses, which were immaterial. Proceeds were first allocated to liability instruments based on fair value, then allocated pro-rata to the equity instruments. Refer to Note 13 - Warrants for further information on the Series C Warrants.

Series A Preferred Stock

The shares of Series A Preferred Stock were issued pursuant to a Certificate of Designations (the “Series A Certificate of Designations”) filed on September 13, 2024, and rank senior to the Company's Common Stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in-kind at the election of the holder. As of June 30, 2025 and December 31, 2024, there were 100,000 shares of Series A Preferred Stock authorized and 50,000 shares issued and outstanding.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock is measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. As of June 30, 2025 and December 31, 2024, the Preferred Shares Liability was $20.7 million and $18.4 million, respectively. During the three and six months ended June 30, 2025, the Company recognized $2.6 million and $4.9 million, respectively, of interest expense on the Series A Preferred Stock.

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”), which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15, Embedded Derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC. As of June 30, 2025, there was no fair value ascribed to the Put Option liability. As of December 31, 2024, the Put Option liability has a fair value of $3.4 million. During the three and six months ended June 30, 2025, the Company recognized income of $0.3 million and $3.4 million, respectively, related to the change in the Put Option fair value, which is recorded in other (income) expense, net in the Condensed Consolidated Statements of Comprehensive Loss. Refer to Note 14 - Fair Value of Financial Instruments for information related to the Put Option fair value. The Series A Preferred Stock and Put Option were not applicable as of June 30, 2024.

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

On September 17, 2024, the holders of all of the shares of Series A Preferred Stock entered into waivers to irrevocably and unconditionally waive (and consent to such waivers for purposes of Section 12 of the Series A Certificate of Designations) the rights of the holders of shares of Series A Preferred Stock, (i) pursuant to the Series A Certificate of Designations, (a) to elect to receive shares of the Company's Common Stock or pre-funded warrants to purchase the Company's Common Stock in connection with redemption events under the Series A Certificate of Designations, (b) to elect to receive additional shares of Series A Preferred Stock on return payment dates, and (c) to receive return payments on the first three quarterly return payment dates within each one-year period following the issue date and to instead receive such return payments on the fourth quarterly return payment date within each one-year period following the issue date, such that each holder of Series A Preferred Stock shall receive return payments for the entire one-year period preceding each such fourth quarterly return payment date, and (ii) pursuant to the Series A Subscription Agreements, to require the Company to register the shares of Common Stock issuable upon redemption of the Series A Preferred Stock on a registration statement filed by the Company.

Refer to Note 13 - Warrants for further information.

Common Stock

Holders of PCT Common Stock ("Common Stock") are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s Common Stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s Common Stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s Common Stock are fully paid and non-assessable. The Company is authorized to issue 450.0 million shares of Common Stock with a par value of $0.001. As of June 30, 2025 and December 31, 2024, 179.8 million and 173.6 million shares are issued and outstanding, respectively.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which 0.4 million shares and 0.1 million shares are issued and outstanding, respectively.

NOTE 12 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, the Company's stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance shares, performance units ("PSUs"), dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company's Common Stock outstanding on the last day of the immediately preceding fiscal year, or (b) such smaller number of shares as determined by the Board of Directors (the “Board”) of the Company.

As of June 30, 2025, approximately 27.2 million shares of Common Stock are authorized for issuance under the Plan, of which approximately 17.6 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals related to the Plan awards issued).

Restricted Stock Agreements

RSUs issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan. The Company recognizes compensation expense for the awards equal to the fair value on the date of grant of the awards on a straight-line basis over the vesting period of such awards. The grant-date fair value of the awards is equal to the closing price of the Company’s Common Stock one day prior to the date of grant. The Company has the option to repurchase all vested shares upon a stockholder’s termination of employment or service with the Company.

A summary of RSU activity for the six months ended June 30, 2025 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Non-vested at December 31, 2024	3,438	$7.90	2.5
Granted	850	9.67
Vested	(763)	6.03
Forfeited	(107)	6.44
Non-vested at June 30, 2025	3,418	$8.80	2.7

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On December 31, 2024, the Company entered into an agreement with the Company's former Chief Financial Officer, whereby his restricted stock award set to expire on December 31, 2024 was extended an additional two years to December 31, 2026 in exchange for four quarterly payments of $0.2 million, beginning on December 31, 2024. The Company has received $0.2 million and $0.3 million during the three and six month periods ended June 30, 2025, which has been recognized in additional paid-in capital within the Condensed Consolidated Balance Sheets.

On June 16, 2025, the Company and the Company's Chief Executive Officer entered into an employment agreement, pursuant to which he was entitled to receive a restricted stock award of 0.2 million shares of the Company's Common Stock that immediately vested. The total compensation cost associated with this award was $2.3 million and is recorded in selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Loss for both the three and six months ended June 30, 2025.

As of June 30, 2025, there were $18.3 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.7 years.

Stock Options

The stock options issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan.

The Company recognizes compensation expense for the stock option awards based on the fair value at the date of grant on a straight-line basis over the vesting period of such awards. The fair value of the stock option award is calculated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	For the Three and Six Months Ended June 30,
	2025	2024
Expected annual dividend yield	0.0%	0.0%
Expected volatility	89.9% - 90.2%	88.5%
Risk-free rate of return	4.06% - 4.45%	4.3%
Expected option term (years)	6.5	6.5

The expected term of the shares granted is determined based on the period of time the shares are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends on its Common Stock. The fair value of the underlying Company's Common Stock is determined using the closing stock price of the Company's Common Stock on the grant date.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2024	1,290	$16.75	5.5
Granted	223	10.16	10.0
Forfeited	(24)	5.73	—
Balance, June 30, 2025	1,489	$15.94	5.7
Exercisable	613

Weighted average grant date fair values	$10.16

As of June 30, 2025, there were $2.7 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 5.7 years.

Performance-Based Restricted Stock Awards

The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the PSUs will be earned based on achievement of pre-established financial and operational performance objectives and will vest on the date the attainment of such performance objectives as determined by the Compensation Committee of the Board, subject to the participant’s continued employment with the Company. These grants allow for the right to receive a variable number of shares, between 0% and 200% of target.

As of June 30, 2025, the performance-based provisions have not been achieved for any of the outstanding performance-based awards.

The Company recognizes compensation expense for the PSUs equal to the grant-date fair value of the equity-based compensation awards on a straight-line basis over the vesting period of such awards as the Company has concluded the performance condition is probable to be met. The fair value of the awards is equal to the fair value of the Company's Common Stock one day prior to the date of grant.

A summary of the PSU activity for the six months ended June 30, 2025 is as follows:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Balance, December 31, 2024	1,341	$6.82	1.7
Granted	194	10.15
Forfeited	(595)	7.63
Balance, June 30, 2025	940	$6.99	1.9

As of June 30, 2025, there were $3.6 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 1.9 years.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Equity-based compensation cost is recorded within the cost of operations and selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Loss. Equity-based compensation expense for the three and six months ended June 30, 2025 and 2024 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total equity-based compensation for RSUs	$3,339	$2,650	$6,304	$5,214
Total equity-based compensation for Restricted stock award	2,268	—	2,268	—
Total equity-based compensation for PSUs	424	178	566	127
Total equity-based compensation for stock options	380	244	627	413
Total equity-based stock compensation expense	$6,411	$3,072	$9,765	$5,754

NOTE 13 - WARRANTS

The Company has the following series of warrants outstanding (in thousands, except per-share values) as of June 30, 2025 and December 31, 2024:

Warrant series	June 30, 2025	December 31, 2024	Exercise price	Exercisable	Expiration date
RTI Global ("RTI") Warrants	—	1,511	$5.56	March 17, 2021	January 17, 2025
Public Warrants	5,720	5,720	$11.50	March 17, 2021	March 17, 2026
Private Warrants	199	199	$11.50	March 17, 2021	March 17, 2026
Series A Warrants	17,857	17,857	$11.50	September 17, 2022	March 17, 2026
Series B Warrants	3,065	3,064	$11.50	November 6, 2024	December 1, 2030
Series C Warrants	5,000	5,000	$11.50	September 13, 2024	December 1, 2030
Total warrants, issued and outstanding	31,841	33,351

RTI Warrants

On January 16, 2025, RTI exercised their outstanding warrants. The Company received $5.4 million in cash and issued 1.5 million shares of Common Stock to RTI.

Public Warrants and Private Warrants

The Company has outstanding public and private warrants that entitle each holder to exercise its warrants for a whole number of shares of the Company's Common Stock at a price of $11.50 per share. The warrants expire March 17, 2026, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

The public warrants are accounted for as equity-classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification. The private warrants are accounted for

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

as liability-classified as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the holder and affiliates of the original holder, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company classifies the private warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities, until the private warrants are transferred from the initial purchasers or any of their permitted transferees.

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Series A Warrants

On March 7, 2022, the Company issued approximately 17.9 million Series A Warrants to the 2022 PIPE Investors to purchase shares of the Company's Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company's Common Stock at a price of $11.50 per share any time after September 17, 2022. The warrants expire on March 17, 2026.

On April 11, 2025, the Company entered into a side letter agreement with certain holders of the Series A Warrants to forbear the Company's exercise of its redemption rights with respect to those certain holders' Series A Warrants. As a consequence of such side letter, the Company is unable to redeem the Series A Warrants for any holder of the Series A Warrants prior to the expiration of the Series A Warrants.

The agreements governing the Series A Warrants provide for a Black-Scholes value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series A Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company has classified the Series A Warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities.

On July 28, 2025, Glockner, a related party of the Company, exercised 0.1 million of their outstanding Series A Warrants. The Company received $1.2 million in cash and issued 0.1 million shares of Common Stock to Glockner.

Refer to Note 14 – Fair Value of Financial Instruments for further information.

Series B Warrants

On May 10, 2024, pursuant to the Series B Warrant Agreement, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3.1 million shares of the Company's Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company's Common Stock at a price of $11.50 per share. The Series B Warrants expire on December 1, 2030, but may be subject to redemption at any time after January 1, 2028, if certain Common Stock price thresholds are met.

The Series B Warrant Agreement provides for a Black-Scholes value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series B Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company classified the Series B Warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities.

Refer to Note 14 – Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Series C Warrants

On September 13, 2024, pursuant to the Series A Subscription Agreements, the Company issued Series C Warrants to purchase an aggregate of 5.0 million shares of the Company's Common Stock. Each warrant is exercisable at a price per share of the Company's Common Stock of $11.50, subject to adjustment for splits, dividends, recapitalizations and other similar events. The Series C Warrants expire on December 1, 2030, but may be subject to redemption at any time after January 1, 2029, if certain Common Stock price thresholds are met.

The Series C Warrant Agreement provides for a Black-Scholes value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series C Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company has classified the Series C Warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities.

Refer to Note 14 – Fair Value of Financial Instruments for further information.

Warrant expense/(benefit) recognized for each period is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
RTI Warrants	$—	$(757)	$(1,291)	$340
Private Warrants	331	(80)	75	88
Series A Warrants	50,005	(4,822)	16,350	7,857
Series B Warrants	10,909	1,348	2,942	1,348
Series C Warrants	21,050	—	7,550	—
Change in fair value of warrants	$82,295	$(4,311)	$25,626	$9,633

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2025 and December 31, 2024, the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	June 30, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Put Option Liability	$—	$—	$—	$—	$—	$—	$3,443	$3,443
Warrant liability:
RTI Warrants	—	—	—	—	—	—	10,109	10,109
Private Warrants - liability classified	—	—	285	285	—	—	443	443
Series A Warrants	—	77,679	—	77,679	—	61,329	—	61,329
Series B Warrants	—	—	23,410	23,410	—	—	20,468	20,468
Series C Warrants	—	—	45,400	45,400	—	—	37,850	37,850
Total warrant liability	$—	$77,679	$69,095	$146,774	$—	$61,329	$68,870	$130,199

As of June 30, 2025 and December 31, 2024, the Company's financial liabilities for instruments not remeasured at fair value on a recurring basis within the fair value hierarchy are as follows:

	June 30, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Green Convertible Notes	$—	$—	$305,691	$305,691	$—	$—	$233,125	$233,125
Revenue bonds
Related party bonds	—	—	116,785	116,785	—	—	98,481	98,481
Third-party bonds	—	—	31,275	31,275	—	—	11,044	11,044
Total bonds	$—	$—	$148,060	$148,060	$—	$—	$109,525	$109,525

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

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	June 30, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	75.1%	93.1%
Risk-free rate of return	4.1%	4.1%
Expected option term (years)	0.7	1.2

The expected term of the private warrants is determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of issuance. The expected volatility is based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the private warrants. The dividend yield on the Company’s private warrants is assumed to be zero as the Company has not historically paid dividends on its Common Stock. The fair value of the underlying Company shares was determined using a Black-Scholes value calculation.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of the private warrants activity from December 31, 2024 to June 30, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$443
Warrants transferred from initial purchaser	(233)
Change in fair value	75
Balance, June 30, 2025	$285

Refer to Note 13 – Warrants for further information.

Measurement of the RTI Warrants

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

The expected term of the RTI Warrants was determined based on the duration of time the warrants were expected to be outstanding. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was calculated based on the specific volatility of PCT’s publicly-traded Common Stock. The dividend yield on the Company’s warrants was assumed to be zero as the Company has not historically paid dividends on its Common Stock. The fair value of the underlying Company shares was determined using a Binomial Tree pricing model.

A summary of the RTI Warrants activity from December 31, 2024 to June 30, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$10,109
Change in fair value	(1,291)
Exercise of warrants	(8,818)
Balance, June 30, 2025	$—

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	June 30, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	75.1%	93.1%
Risk-free rate of return	3.8%	4.4%
Expected option term (years)	5.4	5.9

The expected term of the Series B Warrants is determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the valuation date. The expected volatility is based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the Series B Warrants. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends on its Common Stock. The fair value of the underlying Company shares was determined using a Monte Carlo simulation.

A summary of the Series B Warrants activity from December 31, 2024 to June 30, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$20,468
Change in fair value	2,942
Balance, June 30, 2025	$23,410

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	June 30, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	75.1%	93.1%
Risk-free rate of return	3.8%	4.4%
Expected option term (years)	5.4	5.9

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The expected term of the Series C Warrants granted is determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the valuation date. The expected volatility is based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the Series B Warrants. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends on its Common Stock. The fair value of the underlying Company shares was determined using a Monte Carlo simulation.

A summary of the Series C Warrants activity from December 31, 2024 to June 30, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$37,850
Change in fair value	7,550
Balance, June 30, 2025	$45,400

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	June 30, 2025 (1)	December 31, 2024
Risk-free rate of return	—%	4.4%
Credit spread	—%	16.7%

__________

(1) During the three and six months ended June 30, 2025, the Company announced its plans to construct a new polypropylene recycling facility in Thailand, which has adjusted the timeline on construction of the Augusta Facility. Because the Put Option is contingent upon the Company incurring any indebtedness that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC, this adjusted timeline has resulted in the likelihood of the Put Option being exercised as remote as of June 30, 2025. Accordingly, there is has been no value ascribed to the Put Option as of June 30, 2025.

A summary of the Put Option activity from December 31, 2024 to June 30, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$3,443
Change in fair value	(3,443)
Balance, June 30, 2025	$—

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.

The Company records cash and cash equivalents, restricted cash, accounts receivable and accounts payable at cost, which approximates fair value due to their short-term nature or stated rates. The Company records debt at cost less any discounts and issuance costs.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 15 – NET LOSS PER SHARE

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

The computation for the basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(144,240)	$(48,212)	$(135,408)	$(133,819)
Less: Dividends accumulated on Series B Convertible Perpetual Preferred Stock	583	—	583	—
Net loss attributable to common stockholders, basic and diluted	(144,823)	(48,212)	(135,991)	(133,819)
Denominator:
Weighted average common shares outstanding, basic and diluted	179,666	164,691	178,493	164,524
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.29)	$(0.76)	$(0.81)

Certain outstanding Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. A summary of those outstanding Common Stock equivalents is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Anti-dilutive shares
Warrants	31,841	27,811	31,841	27,811
Stock options	1,489	1,315	1,489	1,315
RSUs	3,418	3,505	3,418	3,505
PSUs	940	1,398	940	1,398
Contingently - issuable shares to Legacy PCT unitholders (1)	2,000	2,000	2,000	2,000
Shares issuable upon conversion of Green Convertible Notes	16,869	16,869	16,869	16,869
Shares issuable upon conversion of Series B Convertible Perpetual Preferred Stock	21,440	—	21,440	—
Total anti-dilutive shares	77,997	52,898	77,997	52,898

__________

(1) In connection with the initial business combination and merger agreement as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, legacy PCT unitholders will be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC, an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

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
•
PCT's ability to meet, and to continue to meet, applicable regulatory requirements for the use of PCT’s PureFive™ resin in food grade applications (including in the United States, Europe, Asia and other future international locations);
•
PCT's ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the PureFive™ resin and PCT’s facilities (including in the United States, Europe, Asia and other future international locations);
•
expectations and changes regarding PCT’s strategies and future financial performance, including its future business plans, expansion plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and PCT’s ability to invest in growth initiatives, which could be impacted by significant changes to tariffs on foreign imports;
•
the ability of PCT’s first commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility") to be appropriately certified by Leidos, following certain performance and other tests, and commence full-scale commercial operations in a timely and cost-effective manner, or at all;
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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

•
PCT’s ability to complete the necessary funding with respect to, and complete the construction of its new polypropylene recycling facility in Thailand, its first commercial-scale European plant located in Antwerp, Belgium, and the multi-line purification facility to be built in Augusta, Georgia (the "Augusta Facility") in a timely and cost-effective manner;
•
PCT's ability to execute its growth plan to bring an additional one billion pounds of installed polypropylene recycling capability online before 2030, including its ability to meet related construction, regulatory, and financing requirements;
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
•
turnover in employees and increases in employee-related costs;
•
changes in the prices and availability of labor (including labor shortages);
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
•
Purification is a dissolution recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially-available equipment and unit operations. The purification process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity, and odor of the plastic without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, we are able to use significantly less energy and reduce production costs as compared to virgin resin.
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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Recent Developments

In June 2025, we entered into binding subscription agreements with certain investors, including related parties, to which we agreed to sell to the investors, in a private placement transaction, an aggregate of 300,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, at an initial issue price of $1,000 per share. The gross proceeds from the Offering were approximately $300.0 million before deducting fees and expenses.

In conjunction with the $300.0 million capital raise, we outlined our future growth plans to increase our installed capacity, which includes the following:

•
We announced that we will begin construction of a 130.0 million pound polypropylene recycling facility in Thailand. We will be working with IRPC Public Company Limited ("IRPC") at IRPC’s eco-industrial zone in Rayong, Thailand. IRPC is an integrated petrochemical operator in Southeast Asia. Its production structure comprises petroleum and petrochemical complexes, complete with utilities and infrastructure supporting the operations, including a deep-sea port, oil depots and power plants. We can leverage this existing site infrastructure to reduce the costs of construction activities. Construction of this facility will begin in the second half of 2025 and is expected to become operational in mid-2027.
•
We also plan to construct a 130.0 million pound polypropylene recycling facility at our Antwerp, Belgium site. We are currently advancing the permitting process in Belgium and expect to receive the required permits in 2026. The facility in Antwerp is projected to be operational in 2028.
•
We also plan to build a 300.0 million pound multi-line purification facility at our Augusta, Georgia location. The design of the larger purification facility will incorporate learnings from our Ironton Facility. Construction is expected to begin on the Augusta Facility in mid-2026. This line is planned to be integrated with pre-processing ("PreP") and compounding assets. We expect to have the PreP facilities operational in mid-2026 and the first purification line at the Augusta Facility operational in 2029.

Letter of No Objection Submission ("LNO") and the Granting of Food and Drug Administration ("FDA") Food Packaging Clearances for Certain Feedstocks

Our FDA food contact grade resins are, subject to certain conditions, capable of being used for all food types per the conditions of use listed and per all applicable authorizations in the food contact regulations listed in the 21 CFR (Code of Federal Regulations, Title 21).

In July 2025, we received an additional FDA LNO, which expands upon previous LNOs and allows our PureFive™ resin to be produced under a broader range of process conditions. These broader conditions allow for greater flexibility and reduced energy usage in the purification process. Under these process conditions, our resin can be used in articles in contact with all types of food under FDA’s Conditions of Use ("COU") "A" (“high temperature heat-sterilized”) through "H" (“frozen or refrigerated storage: ready-prepared foods intended to be reheated in containers at time of use”), provided the feedstock comes from food contact articles and complies with all applicable authorizations.

We are conducting additional testing and plan to make further LNO submissions for additional post-consumer recycled feedstock sources and expanded COU's.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Components of Results of Operations

Revenue

Our revenue is primarily generated from the sale of finished products or byproducts to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. Sales revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for that finished product.

Cost of Operations

Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at our operating facilities, including feedstock, rent, depreciation, repairs and maintenance, utilities and supplies. Costs attributable to the design and development of Feed PreP and purification facilities are capitalized and, when placed in service, depreciated over the expected useful life of the asset. We expect our operating costs to increase as we continue to scale operations and increase headcount.

Research and Development Expense

Research and development expenses consist primarily of costs related to the development of the Technology, the facilities and equipment that will use the Technology to purify recycled polypropylene, and the processes needed to collect, sort, and prepare feedstock for purification. These include mainly personnel costs, depreciation for long-lived assets, third-party consulting costs, and the cost of various recycled waste. Research and development expenses include evaluation of new front-end feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks PCT can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.

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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our operating results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
			$			$
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$1,650	$—	$1,650	$3,230	$—	$3,230
Operating expenses
Cost of operations	29,991	22,220	7,771	53,273	43,414	9,859
Research and development	1,397	1,565	(168)	2,938	3,396	(458)
Selling, general and administrative	15,860	16,137	(277)	30,338	32,094	(1,756)
Total operating expenses	47,248	39,922	7,326	86,549	78,904	7,645
Operating loss	(45,598)	(39,922)	(5,676)	(83,319)	(78,904)	(4,415)
Interest expense	17,640	12,055	5,585	32,704	27,109	5,595
Interest income	(621)	(514)	(107)	(1,000)	(4,116)	3,116
Change in fair value of warrants	82,295	(4,311)	86,606	25,626	9,633	15,993
Loss on debt extinguishment	—	—	—	—	21,214	(21,214)
Other (income)/expense	(672)	1,060	(1,732)	(5,241)	1,075	(6,316)
Total other expense	98,642	8,290	90,352	52,089	54,915	(2,826)
Net loss	$(144,240)	$(48,212)	$(96,028)	$(135,408)	$(133,819)	$(1,589)

Revenues

The Company reported approximately $1.7 million and $3.2 million in revenues during the three and six months ended June 30, 2025, respectively. 2025 is the first year of meaningful operations and sales. The Company is currently in various stages of customer application trials, which is anticipated to generate revenue growth in future periods.

Cost of Operations

Cost of operations increased approximately $7.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Cost of operations for the three months ended June 30, 2025 included a $3.7 million loss on disposal of fixed assets, $2.6 million higher production-related costs due to the ramp-up in production that has occurred during the current year as compared to the prior year, $1.8 million higher employee-related expenses, and $0.6 million higher supplies and materials, partially offset by $1.5 million lower facilities costs due to extra costs incurred during the prior year to progress operations at our Ironton Facility.

Cost of operations increased approximately $9.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Cost of operations for the six months ended June 30, 2025 included approximately $4.3 million higher production-related costs due to the ramp-up in production that occurred during the current year, $3.7 million in loss on disposal of fixed assets, $2.8 million higher employee-related expenses, and $1.3 million higher supplies and materials, partially offset by $1.6 million lower depreciation expense and $1.3 million lower facilities costs due to extra costs incurred during the prior year to progress operations at our Ironton Facility.

Research and Development Expenses

Research and development expenses decreased approximately $0.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This decrease was mainly driven by lower employee costs.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Research and development expenses decreased approximately $0.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This decrease was primarily driven by $0.4 million of lower employee costs and $0.2 million of lower operational site costs, partially offset by $0.1 million of higher research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $0.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This decrease was primarily driven by approximately $3.8 million of lower legal costs mostly as a result of settlement of outstanding cases in the prior year, partially offset by $3.1 million of higher equity-based compensation from new awards issued since the prior year, including a special grant valued at $2.3 million to the Chief Executive Officer that immediately vested upon grant and $0.9 million higher employee-related expenses to support the growth of the business.

Selling, general and administrative expenses decreased approximately $1.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This decrease was primarily driven by approximately $6.0 million of lower legal costs mostly as a result of settlement of outstanding cases in the prior year, partially offset by $3.6 million of higher equity-based compensation from new awards issued since the prior year, including a special grant as discussed above, and $1.0 million higher employee-related expenses to support the growth in the business.

Interest Expense

Interest expense increased by $5.6 million for both the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The increase in interest expense was primarily attributed to sales of our Revenue Bonds during the second quarter of 2025, which increased the level of outstanding debt, and interest paid on our draw on the Sylebra line of credit.

Interest Income

Interest income for the three months ended June 30, 2025 remained relatively consistent with the three months ended June 30, 2024. The $3.1 million decrease for the six-month period was primarily attributable to the liquidation of our available-for-sale investment portfolio earlier during 2024.

Change in Fair Value of Warrants

During the three and six months ended June 30, 2025, the fair value of our liability-classified warrants increased approximately $86.7 million and $16.0 million, respectively, as compared to the same periods in 2024, primarily driven by an increase in the underlying value of our common stock, partially offset by fewer warrants outstanding as a result of the exercise of the RTI Warrants during the first quarter of 2025.

Change in Loss on Debt Extinguishment

The Company recorded a loss associated with the repurchase of the Revenue Bonds in the first quarter of 2024. There have been no similar transactions during 2025.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Other (Income)/Expense

During the three months ended June 30, 2025, the $0.6 million of other income was primarily comprised of a $0.3 million decrease in the fair value of the Series A Preferred Stock put option, resulting in a gain recorded in other income. During the three months ended June 30, 2024, the $1.1 million of other expense was primarily attributed to a $0.8 million impairment charge related to an operating right-of-use asset.

During the six months ended June 30, 2025, the $5.2 million in other income was primarily comprised of a $3.4 million decrease in the fair value of the Series A Stock put option, resulting in a gain recorded in other income, and a net gain from insurance proceeds of approximately $1.3 million related to settlement of the shareholder derivative lawsuit. During the six months ended June 30, 2024, the $1.1 million of other expense was primarily attributed to a $0.8 million impairment charge related to an operating right-of-use asset.

Liquidity and Capital Resources

Our ongoing operations have primarily been funded to date by a combination of equity financing through the issuance of common stock and preferred stock, as well as the issuance of various debt instruments. The Company's current financial projections support the Company's ability to meet its obligations as they become due for at least the twelve-month period from the date that these financial statements were issued. The Company’s ability to meet its requirements longer term is dependent on continued improvement in operations at our Ironton Facility, the commercialization of our PureFiveTM resin product, and the successful construction and sale of product from our Thailand facility. Management continues to evaluate different strategies and may pursue additional actions to further increase its liquidity position.

The following is a summary of the components of our current liquidity. As of June 30, 2025, restricted cash consisted primarily of certain amounts required to support outstanding letters of credit and other collateral, initial construction commitments for the Augusta Facility, and bond reserves for the Ironton Facility.

(in thousands)	June 30, 2025	December 31, 2024
Cash	$284,067	$15,683

Letters of credit and other collateral	6,367	6,310
Augusta Facility construction escrow	4,324	16,398
Ironton Facility bond reserves	3,186	3,120
Restricted cash (current and noncurrent)	13,877	25,828

Green Convertible Notes	250,000	250,000
Revenue Bonds	148,630	118,630
Equipment financing payable and other debt	26,514	31,491
Less: discount and issuance costs	(49,589)	(53,477)
Gross long-term debt and related party bonds payable	$375,555	$346,644

As of June 30, 2025, we had approximately $284.1 million of cash and cash equivalents, which consists primarily of investments in money markets and commercial paper with original maturities of three months or less, as well as approximately $13.9 million of restricted cash. We also have a $200.0 million revolving credit facility with Sylebra Capital (the “Revolving Credit Facility”) that is undrawn and expires on September 30, 2026.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We do not have any off-balance sheet

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

arrangements or interests in variable interest entities that would require consolidation. While certain legally binding offtake arrangements have been entered into with customers, these arrangements are not unconditional and definite agreements subject only to customer closing conditions, and do not qualify as off-balance sheet arrangements required for disclosure.

Cash Flows

A summary of our cash flows for the periods indicated is as follows:

	Six Months Ended June 30,		$
(in thousands)	2025	2024	Change
Net cash used in operating activities	$(75,590)	$(79,608)	$4,018
Net cash (used in)/provided by investing activities	(23,609)	23,857	(47,466)
Net cash provided by/(used in) financing activities	355,632	(223,308)	578,940
Net increase/(decrease) in cash and cash equivalents and restricted cash	256,433	(279,059)	535,492
Cash and cash equivalents and restricted cash, beginning of period	41,511	302,514	(261,003)
Cash and cash equivalents and restricted cash, end of period	$297,944	$23,455	$274,489

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 decreased by $4.0 million as compared to the six months ended June 30, 2024. This decrease is mainly attributed to costs connected with the construction of our Ironton Facility in the prior year.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, we reported cash used in investing activities of approximately $23.6 million, which was entirely comprised of cash paid for capital expenditures during that period. During the six months ended June 30, 2024, we reported cash provided by investing activities of approximately $23.9 million, which is comprised of approximately $79.2 million of cash proceeds from the sale of debt securities, partially offset by the purchase of debt securities totaling $30.6 million and capital expenditures of $24.7 million. We sold all of our debt securities during 2024 and had no similar type transactions during 2025.

Cash Flows from Financing Activities

We reported net cash provided by financing activities of approximately $355.6 million during the six months ended June 30, 2025 as compared to net cash used in financing activities of approximately $223.3 million during the six months ended June 30, 2024.

Cash provided by financing activities for the six months ended June 30, 2025 is primarily comprised of $300.0 million of proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock during the second quarter of 2025, $33.3 million of proceeds from the issuance of the Company's Common Stock, $26.9 million of proceeds from the sale of revenue bonds, $14.9 million in proceeds on draws on our Sylebra revolving line of credit facility and a short-term borrowing from a related party, and $5.4 million in proceeds from the exercise of the RTI Warrants during 2025. These cash inflows were partially offset by $14.9 million in payments on our Sylebra revolving line of credit facility and a short-term borrowing from a related party, $4.3 million in payments on equipment financing, $2.8 million payments to repurchase shares, $1.0 million in debt issuance costs paid, and $1.3 million for other financing activities.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Cash used in financing activities for the six months ended June 30, 2024 is mainly comprised of $253.2 million paid to purchase the outstanding Revenue Bonds during 2024, $1.6 million in payments on equipment financing, and $1.1 million in debt issuance costs paid, partially offset by $30.0 million of proceeds from the sale of revenue bonds during 2024, and $3.8 million of other proceeds from financing activities during 2025.

Indebtedness

There have been no material changes regarding our indebtedness from the information we provided in our most recent Annual Report on Form 10-K, except as outlined in the information below. Refer to Note 8 - Long-Term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Revenue Bonds

The Company sold $30.5 million par value in Revenue Bonds during the six months ended June 30, 2025. See Note 8 – Long-term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Revenue Bonds Issued to Related Party

See Note 8 – Long-term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Sylebra Credit Facility

See Note 8 – Long-term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Financial Assurance

See Note 8 – Long-term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

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

PureCycle Technologies, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of June 30, 2025 does not differ materially from that included in our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 10 - Commitments and Contingencies - to the Notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its Common Stock for the second quarter of 2025:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	8,957	$5.99	—	$—
May 1 to May 31	16,843	8.28	—	—
June 1 to June 30	78,700	11.87	—	—
Total	104,500	$10.79	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

ITEM 5. Other Information

Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2025.

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

3.6

Certificate of Designations of Series B Convertible Perpetual Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 23, 2025)

10.1

Eighth Amendment to Credit Agreement, dated as of April 11, 2025, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies, LLC, PureCycle Technologies Holdings Corp., and PureCycle Augusta, LLC as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2025)

10.2	Form of Subscription Agreement, dated as of June 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2025)

10.3

Ninth Amendment to Credit Agreement, dated as of June 16, 2025, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 17, 2025)

10.4

Executive Employment Agreement, dated as of June 16, 2025, by and between PureCycle Technologies, Inc., and Dustin Olson (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 17, 2025)

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2025*

31.2	Rule 13a – 14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended June 30, 2025*

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2025^

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended June 30, 2025^

101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of June 30, 2025 (Condensed and Unaudited) and December 31, 2024.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024.
(iii) Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders Equity for the Three and Six Months Ended June 30, 2025 and 2024.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024.
(v) Notes to the Condensed Consolidated Financial Statements.

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

* Filed electronically herewith.

^ Furnished electronically herewith.

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

Date: August 7, 2025