Form 10-Q
period 2025-09-30
PureCycle Technologies, Inc.
filed 2025-11-06
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 4, 2025, there were approximately 180,198,340 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

PureCycle Technologies, Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3

Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended September 30, 2025 and 2024 (Unaudited)	4

Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity for the Three and Nine Months ended September 30, 2025 and 2024 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2025 and 2024 (Unaudited)	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 5. Other Information	52

Item 6. Exhibits	53

SIGNATURES	55

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$234,359	$15,683
Restricted cash – current	3,582	16,656
Accounts receivable, net	1,595	—
Inventory	10,725	8,087
Prepaid expenses and other current assets	15,185	13,473
Total current assets	265,446	53,899
Restricted cash – noncurrent	9,312	9,172
Operating lease right-of-use assets	54,957	56,833
Property, plant and equipment, net	655,974	674,079
Prepaid expenses and other noncurrent assets	3,434	4,402
TOTAL ASSETS	$989,123	$798,385

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,408	$6,596
Accrued expenses and other current liabilities	23,494	43,259
Accrued interest	6,434	7,626
Current portion of warrant liability	60,235	10,109
Current portion of long-term debt	10,289	12,932
Current portion of related party bonds payable	13,540	10,355
Total current liabilities	118,400	90,877
NONCURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	276,853	256,886
Related party bonds payable, less current portion	78,405	66,471
Warrant liability, less current portion	62,258	120,090
Operating lease right-of-use liabilities	53,055	54,665
Series A Preferred Stock liability	26,259	18,433
Other noncurrent liabilities	1,370	5,514
TOTAL LIABILITIES	621,600	617,936

COMMITMENTS AND CONTINGENCIES (NOTE 10)

MEZZANINE EQUITY
Series B Convertible Perpetual Preferred Stock - $0.001 par value, 300 and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	299,304	—

STOCKHOLDERS' EQUITY
Common Stock - $0.001 par value, 450,000 shares authorized; 180,191 and 173,566 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	180	174
Additional paid-in capital	865,444	813,573
Accumulated other comprehensive (loss)/income	(251)	78
Accumulated deficit	(797,154)	(633,376)
TOTAL STOCKHOLDERS' EQUITY	68,219	180,449
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$989,123	$798,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues	$2,430	$—	$5,660	$—
Operating expenses
Cost of operations	29,570	16,965	82,843	60,379
Research and development	1,443	1,544	4,381	4,940
Selling, general and administrative	10,350	12,789	40,688	44,883
Total operating costs and expenses	41,363	31,298	127,912	110,202
Operating loss	(38,933)	(31,298)	(122,252)	(110,202)
Other expense/(income):
Interest expense	16,235	14,567	48,939	41,676
Interest income	(2,850)	(414)	(3,850)	(4,530)
Change in fair value of warrants	(23,745)	44,899	1,881	54,532
Loss on extinguishment of debt	—	—	—	21,214
Other (income)/expense	(203)	289	(5,444)	1,364
Total other (income)/expense	(10,563)	59,341	41,526	114,256
Net loss	$(28,370)	$(90,639)	$(163,778)	$(224,458)

Loss per share
Basic	$(0.19)	$(0.54)	$(0.95)	$(1.36)
Diluted	$(0.31)	$(0.54)	$(1.07)	$(1.36)
Weighted average common shares
Basic	180,069	166,513	179,024	165,224
Diluted	184,551	166,513	180,518	165,224

Other comprehensive (loss)/income
Cumulative translation adjustment	$(20)	$(66)	$(329)	$(41)
Unrealized gain on debt securities available for sale	—	—	—	18
Total comprehensive loss	$(28,390)	$(90,705)	$(164,107)	$(224,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three and Nine Months Ended September 30, 2025
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	173,566	$174	$813,573	$78	$(633,376)	$180,449
Issuance of Common Stock	—	—	4,091	4	33,148	—	—	33,152
Warrants exercised	—	—	1,511	1	14,216	—	—	14,217
Share repurchase	—	—	(187)	—	(1,697)	—	—	(1,697)
Equity-based compensation	—	—	554	1	3,353	—	—	3,354
Cumulative translation adjustment	—	—	—	—	—	(94)	—	(94)
Net income	—	—	—	—	—	—	8,832	8,832
Balance, March 31, 2025	—	—	179,535	180	862,593	(16)	(624,544)	238,213
Issuance of Series B Convertible Perpetual Preferred Stock	300	293,475	—	—	—	—	—	—
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	583	—	—	(583)	—	—	(583)
Issuance of Common Stock	—	—	—	—	155	—	—	155
Share repurchase	—	—	(105)	—	(1,103)	—	—	(1,103)
Equity-based compensation	—	—	406	—	6,411	—	—	6,411
Reclassification of warrant liability to equity	—	—	—	—	233	—	—	233
Cumulative translation adjustment	—	—	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	—	—	(144,240)	(144,240)
Balance, June 30, 2025	300	294,058	179,836	180	867,706	(231)	(768,784)	98,871
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	5,344	—	—	(5,344)	—	—	(5,344)
Series B Convertible Perpetual Preferred Stock issuance costs	—	(98)	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	155	—	—	155
Warrants exercised	—	—	106	—	1,751	—	—	1,751
Share repurchase	—	—	(126)	—	(1,727)	—	—	(1,727)
Equity-based compensation	—	—	375	—	2,903	—	—	2,903
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(28,370)	(28,370)
Balance, September 30, 2025	300	$299,304	180,191	$180	$865,444	$(251)	$(797,154)	$68,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three and Nine Months Ended September 30, 2024
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	164,279	$164	$764,344	$(32)	$(344,240)	$420,236
Issuance of Common Stock	—	—	16	—	92	—	—	92
Share repurchase	—	—	(99)	—	(598)	—	—	(598)
Equity-based compensation	—	—	416	1	2,681	—	—	2,682
Unrealized gain on available for sale debt securities	—	—	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(85,607)	(85,607)
Balance, March 31, 2024	—	—	164,612	165	766,519	2	(429,847)	336,839
Share repurchase	—	—	(14)	—	(97)	—	—	(97)
Equity-based compensation	—	—	148	—	3,072	—	—	3,072
Cumulative translation adjustment	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(48,212)	(48,212)
Balance, June 30, 2024	—	—	164,746	165	769,494	11	(478,059)	291,611
Issuance of Common Stock	—	—	8,529	8	38,102	—	—	38,110
Share repurchase	—	—	(87)	—	(483)	—	—	(483)
Equity-based compensation	—	—	306	—	2,883	—	—	2,883
Cumulative translation adjustment	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(90,639)	(90,639)
Balance, September 30, 2024	—	$—	173,494	$173	$809,996	$(55)	$(568,698)	$241,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(163,778)	$(224,458)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	12,668	8,637
Change in fair value of warrants	1,881	54,532
Change in fair value of derivative	(3,443)	395
Depreciation expense	21,875	23,853
Amortization of debt issuance costs and debt discounts	17,335	10,505
Accretion of discount on debt securities	—	(330)
Operating lease amortization expense	3,398	2,281
Loss on extinguishment of debt	—	21,214
Loss on disposal of equipment	3,765	—
Impairment of operating right-of-use asset	—	757
Other	938	—
Changes in operating assets and liabilities
Accounts receivable	(1,595)	—
Inventory	(2,638)	(1,829)
Prepaid expenses and other current assets	(1,779)	(347)
Prepaid expenses and other noncurrent assets	968	(63)
Accounts payable	(2,062)	675
Accrued expenses and other current liabilities	(578)	(3,379)
Accrued interest	1,820	(3,334)
Other noncurrent liabilities	—	33
Operating lease right-of-use liabilities	(2,827)	(2,127)
Net cash used in operating activities	(114,052)	(112,985)
Cash flows from investing activities
Purchase of property, plant and equipment	(27,504)	(33,989)
Purchase of debt securities, available for sale	—	(30,586)
Sale and maturity of debt securities, available for sale	—	79,161
Net cash (used in)/provided by investing activities	(27,504)	14,586
Cash flows from financing activities
Proceeds from issuance of Series B Convertible Perpetual Preferred Stock	300,000	—
Proceeds from issuance of Series A Preferred shares, inclusive of put option	—	21,840
Proceeds from issuance of Common Stock	33,462	38,110
Proceeds from issuance of revenue bonds to third parties	16,808	8,000
Proceeds from issuance of revenue bonds to related parties	10,063	40,000
Payments on related party revenue bonds	(535)	(475)
Payment to purchase revenue bonds	—	(253,230)
Proceeds from revolving credit facility and related party note payable	14,900	—
Payments on revolving credit facility and related party note payable	(14,900)	—
Proceeds from exercise and issuance of warrants	6,616	30,050
Proceeds from equipment lease financing	—	9,536
Payments on equipment financing	(7,663)	(3,118)
Preferred stock and debt issuance costs	(7,624)	(1,119)
Payments to repurchase shares	(4,527)	(1,178)
Other financing activities	698	1,122
Net cash provided by/(used in) financing activities	347,298	(110,462)
Net increase/(decrease) in cash and restricted cash	205,742	(208,861)
Cash and cash equivalents and restricted cash, beginning of period	41,511	302,514
Cash and cash equivalents and restricted cash, end of period	$247,253	$93,653
Supplemental disclosure of cash flow information
Operating activities
Interest paid during the period	$29,247	$33,786
Non-cash investing activities
Additions to property, plant, and equipment in accounts payable and accrued expenses	13,466	19,546
Non-cash financing activities
PIK dividends on Series B Convertible Perpetual Preferred Stock	5,927	—
PIK interest on Series A Preferred Stock	3,005	—
Carrying value of shareholder loan exchanged for revenue bonds payable to related parties	—	44,386
Initial fair value of warrant liability issued to satisfy shareholder loan prepayment penalty	—	6,802
PIK interest on related party note payable	—	1,938
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$234,359	$83,673
Restricted cash - current	3,582	241
Restricted cash - noncurrent	9,312	9,739
Total cash and cash equivalents and restricted cash	$247,253	$93,653

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

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025.

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

Segment Information

Under Accounting Standards Codification ("ASC") 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. Therefore, the Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which encompasses integrated business activities related to the recycling of polypropylene into resins. To date, the Company has limited operations and measures performance on a consolidated basis. Management has determined that the measure of segment performance determined most in accordance with U.S. GAAP is consolidated net income or loss, as applicable. The Company’s Condensed Consolidated Statements of Comprehensive Loss include the significant expense categories provided to the CODM on a consolidated basis, and the CODM does not review significant classifications of expenses outside of those shown on the Condensed Consolidated Statements of Comprehensive Loss. The CODM primarily reviews certain operating key performance indicators for evaluating performance and allocating resources.

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2025-06 - Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments to this update are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this update is permitted. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

In November 2024, the FASB issued ASU No. 2024-04 – Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. Specifically, the guidance is intended to clarify how to determine whether a settlement of convertible debt (particularly cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions that have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of this update is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company will adopt this guidance for its annual period ending December 31, 2025, which will include the expanded disclosures.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company has determined that the going concern conclusion as previously disclosed in Note 2 to the condensed consolidated financial statements included in its quarterly filing on Form 10-Q for the period ended March 31, 2025 is no longer applicable for at least the twelve-month period from the issuance date of these financial statements. In the Form 10-Q filing for the period ended March 31, 2025, the Company disclosed there were conditions that raised substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements were issued. Those conditions were alleviated by management’s plans, as outlined in that Form 10-Q filing.

The improvement in the Company's financial condition is attributable to the Company raising proceeds from the sale of the Series B Convertible Perpetual Preferred Stock, as described below and in more detail in Note 11 - Mezzanine Equity and Stockholders' Equity.

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

This development has led management to conclude that the previous substantial doubt about the Company's ability to continue as a going concern for a twelve-month period following the date that these financial statements were available to be issued is no longer present. The Company's current financial projections support the Company's ability to meet its obligations as they become due for at least one year from the issuance of these financial statements. The Company’s ability to continue as a going concern longer term is dependent on continued improvement in operations at the Company's first commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility"), the commercialization of its PureFiveTM resin product, and the successful construction and sale of product from its future Thailand and Antwerp facilities. Management continues to evaluate different strategies and may pursue additional actions to further increase its liquidity position.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company identifies and discloses transactions with related parties in accordance with ASC 850, Related Party Disclosures. The Company's related party transactions are primarily related to financing activities.

The Company’s condensed consolidated financial statements reflect transactions with certain principal owners of PCT and their affiliates, including Sylebra Capital Management (“Sylebra”), Samlyn Capital, LLC (“Samlyn”), Pure Plastic LLC (“Pure Plastic”), and Pure Crown LLC ("Pure Crown"). The Company's condensed consolidated financial statements also reflect transactions with companies affiliated with PCT, including Glockner Family Venture Fund LP, Glockner Enterprises, and Glockner Oil (collectively, "Glockner"), as well as Milliken & Company ("Milliken").

PCT purchased $0.3 million and $0.8 million of certain chemicals used in its purification process from Milliken during the three and nine months ended September 30, 2025, respectively.

PCT currently has a $200.0 million Revolving Credit Facility (the "Revolving Credit Facility") pursuant to a credit agreement with Sylebra. On May 28, 2025, the Company borrowed $10.0 million from the Revolving Credit Facility. Borrowings under the Revolving Credit Facility accrued interest at a rate of 21.8%. The Company repaid the $10.0 million in borrowings plus accrued interest of $0.2 million on June 20, 2025. On November 4, 2025, the Company entered into the Tenth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2026 to September 30, 2027 and added a clause regarding the potential redemption of Series A Preferred Stock. If, on or prior to March 17, 2026, sufficient proceeds are received from the exercise of Series A Warrants and the Board of Directors approve, then the Company shall redeem in full the Series A Preferred Stock. The Company incurred $1.0 million in fees for this amendment. Refer to Note 8 - Long-Term Debt and Bonds Payable for further information.

During June 2025, the Company executed a 30-day promissory note with Pure Plastic for $4.9 million at a rate of 1.0% interest per month. The promissory note was repaid on June 20, 2025 along with accrued interest in the amount of $0.02 million.

During the nine months ended September 30, 2025, the Company sold $11.4 million in aggregate par amount of Series A Bonds owned by PCT LLC to related parties at a purchase price of $880 per $1,000 principal amount under a bond purchase agreement for gross proceeds of $10.1 million. Refer to Note 8 - Long-Term Debt and Bonds Payable for further information.

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

During the three and nine months ended September 30, 2025, the Company issued 4,003 shares of its Series A Preferred Stock (as defined below) for in kind payment of dividends on the instruments, 2,001 of which were issued to Sylebra, and 2,002 were issued to Samlyn.

On July 28, 2025, Glockner, a related party of the Company, exercised 0.1 million of their outstanding Series A Warrants. The Company received $1.2 million in cash and issued 0.1 million shares of the Company's Common Stock, par value $0.001 per share ("Common Stock") to Glockner.

The table below summarizes the related party balances and transactions reflected in the condensed consolidated financial statements as of September 30, 2025 and December 31, 2024:

	September 30, 2025					December 31, 2024
	Sylebra	Samlyn	Pure Plastic	Pure Crown LLC	Glockner	Sylebra	Samlyn	Pure Plastic	Pure Crown LLC	Glockner
Debt Instruments (dollars in thousands)
Related Party Bonds Payable (Note 8)	$785	$3,900	$112,045	$—	$—	$—	$—	$105,830	$—	$—

Preferred stock and warrants (shares in thousands)
Series A Preferred Stock (Note 11)	27	27	—	—	—	25	25	—	—	—
Series B Convertible Perpetual Preferred Stock (Note 11)	40	50	—	5	—	—	—	—	—	—
Series A Warrants (Note 13)	10,250	2,857	—	1,071	614	10,250	2,857	—	1,071	714
Series B Warrants (Note 13)	—	—	3,064	—	—	—	—	3,064	—	—
Series C Warrants (Note 13)	2,500	2,500	—	—	—	2,500	2,500	—	—	—

NOTE 5 - INVENTORY

The Company's inventory is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$5,487	$4,485
Work in process	370	824
Finished goods	4,868	2,778
Total inventory	$10,725	$8,087

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

(dollars in thousands)	Estimated Useful Life (Years)	September 30, 2025	December 31, 2024
Building	10 - 40	$82,026	$82,026
Machinery and equipment	3 - 30	373,849	374,639
Leasehold improvements	2 - 5	4,829	4,829
Fixtures and furnishings	5 - 7	764	800
Land improvements	15	150	150
Land	Indefinite	1,150	1,150
Construction in process	N/A	269,853	266,258
Total property, plant and equipment at cost		732,621	729,852
Less: Accumulated depreciation		(76,647)	(55,773)
Property, plant, and equipment, net		$655,974	$674,079

Depreciation expense is recorded in the Condensed Consolidated Statements of Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of operations	$6,457	$6,425	$19,429	$20,981
Research and development expense	773	759	2,320	2,284
Selling, general and administrative expense	32	246	126	588
Total depreciation expense	$7,262	$7,430	$21,875	$23,853

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Accrued purchases	$17,562	$39,078
Accrued lease obligations	3,823	3,289
Employee-related costs	2,019	698
Other	90	194
Total other current liabilities	$23,494	$43,259

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 8 – LONG-TERM DEBT AND BONDS PAYABLE

The Company’s debt balances, including related party debt, consist of the following at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Long-term Debt
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
CSC Equipment Financing Payable, currently bearing interest at a monthly charge of 3.1% of the outstanding balance financed; 36-month term expected to commence on or about the fourth quarter of 2028, bearing interest at 7.25% (based on lease rate factor indexed to WSJ Prime Rate) (1)	16,516	19,066
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031 maturing 2042	31,900	12,800
Other Debt	9,646	12,425
	308,062	294,291
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(20,920)	(24,473)
Less: Current portion	(10,289)	(12,932)
Long-term debt, less current portion	$276,853	$256,886

Related Party Bonds Payable
Revenue Bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and began June 30, 2024, fully maturing December 2042	116,730	105,830
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(24,785)	(29,004)
Less: Current portion	(13,540)	(10,355)
Related party debt, less current portion	$78,405	$66,471

Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at September 30, 2025 and December 31, 2024; maturing September 2027	$—	$—

__________

(1) During October 2025, the Company paid off the entire outstanding balance of the CSC Equipment Financing Payable and recorded a loss on extinguishment of approximately $4.4 million as noted in Note 16 - Subsequent Events.

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

Bond Series	Term	Principal Amount (in thousands)	Outstanding as of September 30, 2025 (in thousands)	Interest Rate	Maturity Date
2020A	A1	$12,370	$—	6.25%	December 1, 2025
2020A	A2	38,700	38,700	6.50%	December 1, 2030
2020A	A3	168,480	81,445	7.00%	December 1, 2042
2020B	B1	10,000	9,460	10.00%	December 1, 2025
2020B	B2	10,000	9,460	10.00%	December 1, 2027
2020C	C1	10,000	9,565	13.00%	December 1, 2027
		$249,550	$148,630

In March 2024, PureCycle Technologies LLC ("PCT LLC"), a subsidiary of the Company, purchased 99% of the outstanding Revenue Bonds. PCT LLC has subsequently sold certain of these Revenue Bonds to various third parties.

During the nine months ended September 30, 2025, PCT LLC sold approximately $19.1 million in aggregate principal amount of its Senior Bonds to certain investors at a purchase price of $880 per $1,000 principal amount for gross proceeds of $16.8 million.

As of September 30, 2025, PCT LLC held $87.0 million of Senior Bonds that it intends to, and has the authority to, re-market based on the need for additional liquidity.

Revenue Bonds Sold to Related Parties

During the nine months ended September 30, 2025, PCT LLC sold $11.4 million in aggregate principal amount of its Senior Bonds to related parties at a purchase price of $880 per $1,000 principal amount for gross proceeds of $10.1 million.

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

On November 4, 2025, the Company entered into the Tenth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2026 to September 30, 2027 and added a clause regarding the potential redemption of Series A Preferred Stock. If, on or prior to March 17, 2026, sufficient proceeds are received from the exercise of Series A Warrants and the Board of Directors approve, then the Company shall redeem in full the Series A Preferred Stock.

There were no funds drawn on the Revolving Credit Facility as of September 30, 2025 and December 31, 2024, respectively.

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

In June 2025, the Company announced its intent to re-direct and re-purpose certain previously purchased long-lead equipment valued at $195 million to its projects in Antwerp, Belgium and/or Rayong, Thailand. The Company also announced its intent to design a larger capacity facility, the first of which is to be constructed and installed at the Augusta Facility. The Company has already allocated $62 million toward certain PreP equipment and a research and development lab, and will use additional funds, significantly in excess of the remaining unallocated proceeds from the Green Convertible Notes, to continue engineering design work and to purchase additional long lead items for the Augusta Facility. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes.

“Eligible Green Projects” means: investments in (i) acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case, that have received, or are expected to receive, in the three years prior to the issuance of the Notes or during the term of the Notes, a Leadership in Energy and Environmental Design ("LEED") Silver, Gold or Platinum certification (or environmentally equivalent successor standards). Prior to issuing the Notes and as part of its overall business plan, the Company has focused on the value of the sustainability opportunities PureFive™ resin offers to support expanding a circular economy. To pursue those opportunities, the Company purchased equipment and commissioned design services for PreP facilities that will enable the Company to advance circular economy adapted products, production technologies and processes, and/or research and development related to recycling waste polypropylene. The Company believes those legacy purchases and designs should complement the Company’s Eligible Green Projects development.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following provides a summary of the interest expense of the Company's Green Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except interest rate)	2025	2024	2025	2024
Contractual interest expense	$4,531	$4,531	$13,594	$13,594
Amortization of deferred financing costs	399	357	1,166	1,043
Amortization of original issue discount	1,537	1,375	4,485	4,014
Effective interest rate	10.3%	10.0%	10.3%	9.9%

The following provides a summary of the Company's Green Convertible Notes:

(in thousands)	September 30, 2025	December 31, 2024
Unamortized deferred issuance costs	$16,772	$22,423
Net carrying amount	233,228	227,577

Principal repayments due on long-term debt and related party bonds payable over the next five years are as follows (in thousands):

Years Ending December 31,	Long-Term Debt	Related Party Bonds Payable
2025 (October through December)	$3,183	$9,820
2026	7,106	7,570
2027	872	25,105
2028	3,549	7,710
2029	4,209	8,220
2030	257,243	8,760
Thereafter	31,900	49,545
	308,062	116,730
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(20,920)	(24,785)
Less: Current portion	(10,289)	(13,540)
Total	$276,853	$78,405

NOTE 9 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses that are also not more likely than not to be realized. As a result, the Company has no reported tax expense for both the three and nine months ended September 30, 2025 and 2024, respectively.

Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements for the reported periods.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Financial Assurance

The Company holds a surety bond in the amount of $8.1 million as of September 30, 2025 to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or one year from issuance (subject to renewal within one year).

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2025.

Denham-Blythe Arbitration

On October 7, 2020, PCO, a subsidiary of the Company, and Denham-Blythe Company, Inc. (“DB”), executed an Engineering, Procurement, and Construction Agreement for certain construction activities associated with the Ironton Facility (“EPC Contract”).

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

On March 8, 2024, ISC Constructors, a DB subcontractor ("ISC"), filed an action in equity for unjust enrichment against PCO in Lawrence Co. Ohio Case # 240C000171. The lawsuit alleges $0.5 million in unpaid invoices and retainage. The lawsuit ISC filed was consolidated with the pending DB claims and has been stayed pending completion of the arbitration. An arbitration claim for breach of contract, for the same amount, was filed by ISC

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Constructors in the AAA against DB. That arbitration action has been consolidated with the AAA arbitration between PCO and DB listed above. Recently, at ISC’s request, the AAA separated the claims of ISC for a later hearing after the completion of the arbitration involving TT, DB and PCO.

PCO intends to vigorously defend itself against DB’s claims and to pursue recovery of damages resulting from DB’s failure to perform adequately under the EPC Contract. The arbitration hearing concluded in August 2025, and the parties await the decision of the arbitration panel; accordingly, PCT cannot reasonably estimate at this time whether there will be any loss, or if there is a loss, the possible range of loss, that may result from the Arbitration Demand.

Other Matters

On April 25, 2024, the Company received a litigation demand letter from a purported shareholder, Selim Piot, requesting that the Board of Directors (“Board”) of the Company take action against certain officers and directors. On May 6, 2024, Mr. Piot served a books and records demand and initiated a derivative action in the Chancery Court of Delaware captioned Piot v. Bouck, et al., No. 2024 0475 NAC (Del. Ch.). On May 21, 2024, Mr. Piot served another books and records demand. The claims asserted in Mr. Piot’s demand letters and derivative action are substantially similar to those asserted in the now resolved derivative lawsuits and other parties’ books and records demand letters pursuant to Section 220 of the Delaware General Corporation laws. The parties agreed to a stipulation dismissing the Piot derivative action, and on July 23, 2025, the Court issued an order dismissing the Piot derivative action with prejudice.

NOTE 11 - MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Mezzanine Equity

Series B Convertible Perpetual Preferred Stock

On June 16, 2025, the Company entered into binding subscription agreements (the "Series B Subscription Agreements") with certain investors (collectively, the “Series B Investors”), including investment entities affiliated with Pure Crown, Sylebra, Daniel Gibson, and Samlyn, pursuant to which the Company agreed to sell to the Series B Investors, in a private placement transaction (the “Series B Offering”), an aggregate of 300,000 shares of Series B Convertible Perpetual Preferred Stock at an initial issue price of $1,000 per share. The transactions contemplated by the Series B Subscription Agreements closed on June 20, 2025 (the "Closing Date"). The gross proceeds to the Company were $300.0 million before deducting placement agent fees and other estimated offering expenses.

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

The Series B Convertible Perpetual Preferred Stock was issued pursuant to a Series B Certificate of Designations (the “Series B Certificate of Designations”) filed with the Secretary of State of the State of Delaware, establishing the preferences, limitations and relative rights of the Series B Convertible Perpetual Preferred Stock. The Series B Certificate of Designations amended the Company’s Certificate of Incorporation and was effective immediately on filing.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The Series B Convertible Perpetual Preferred Stock ranks, with respect to dividend rights and rights upon any liquidation, dissolution or winding up of the Company (a “Liquidation Event”): (a) senior to the Company’s Common Stock and other capital stock of the Company, the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series B Convertible Perpetual Preferred Stock other than the Company’s Series A Preferred Stock, as to divided rights and rights upon Liquidation Events; (b) on a parity with any other class or series of capital stock of the Company, the terms of which expressly provide that such class or series ranks on a parity with the Series B Convertible Perpetual Preferred Stock as to dividend rights and rights upon Liquidation Events; (c) junior to the Series A Preferred Stock and any other class or series of capital stock of the Company, the terms of which expressly provide that such class or series ranks senior to the Series B Convertible Perpetual Preferred Stock as to dividend rights and rights upon Liquidation Events; and (d) junior to all existing and future indebtedness of the Company.

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

Holders of the Series B Convertible Perpetual Preferred Stock are entitled to receive cumulative dividends at a rate equal to 7% per annum, payable in kind or in cash at the Company’s option, which dividends, if paid in kind, will be capitalized to the Series B Accrued Value. During the three and nine months ended September 30, 2025, there were $5.3 million and $5.9 million of in-kind dividends accrued on the Series B Convertible Perpetual Preferred stock, which increased the outstanding Series B Perpetual Convertible Preferred Stock value.

In the event of any Liquidation Event, each holder of the Series B Convertible Perpetual Preferred Stock will be entitled to receive a per share amount equal to the greater of (i) the per share purchase price of the Series B Convertible Perpetual Preferred Stock (as adjusted for any in-kind dividends paid thereon) plus all accrued and unpaid dividends thereon (the “Series B Accrued Value”) and (ii) the amount that such Series B Convertible Perpetual Preferred Stock would have been entitled to receive if they had converted into the Company's Common Stock immediately prior to such Liquidation Event.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The Company may not take any of the following actions unless otherwise approved by the holders of a majority of the then-outstanding Series B Convertible Perpetual Preferred Stock: (a) amend or waive any provision in the Certificate of Incorporation in any way that materially, adversely and disproportionately affects the rights, preferences, and privileges or power of the Series B Convertible Perpetual Preferred Stock; (b) increase the authorized number of shares of Series A Preferred Stock unless such increase is required pursuant to the existing terms of the Certificate of Designations of Series A Preferred Stock, as modified by the waivers entered into by all of the holders of the Series A Preferred Stock on September 17, 2024; (c) other than in connection with the Series A Preferred Stock, issue any equity securities of the Company containing rights, preferences or privileges with respect to distributions or liquidation superior to or on parity with the Series B Convertible Perpetual Preferred Stock; or (d) repurchase or redeem any of the Company's issued and outstanding Common Stock other than any such repurchases or redemptions (i) undertaken in connection with any equity incentive agreements approved by the Board, (ii) undertaken to satisfy obligations of the Company existing on the date of the Certificate of Designations or (iii) that do not result in payments by the Company in an aggregate amount, together with all prior payments made pursuant to this clause (iii), in excess of $50.0 million.

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

In conjunction with the Series B Offering, the Company entered into the Ninth Amendment to the Company's Revolving Credit Facility, to, among other things, (i) permit the Series B Offering and (ii) amend the indebtedness covenant to add a basket for unsecured indebtedness of the Company in an aggregate principal amount not to exceed $50.0 million.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Stockholders' Equity

Preferred Transactions

On September 11, 2024, the Company entered into subscription agreements (the “Series A Subscription Agreements”) with certain investors (the “Series A Investors”), including affiliates of Sylebra and Samlyn, both related parties, pursuant to which the Company agreed to sell to the Series A Investors, in a private placement, an aggregate of (i) 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), sold at an initial issue price of $1,000 per share, (ii) 8,528,786 shares of the Company's Common Stock, sold at a price of $4.69 per share (the “Common Stock Price”), and (iii) Series C Warrants to purchase an aggregate of 5,000,000 shares of the Company's Common Stock at a price of $11.50 per share of Common Stock (the “Series C Warrants”, and the shares of Common Stock issuable upon exercise of the Series C Warrants, the “Warrant Shares”). The transactions contemplated by the Series A Subscription Agreements closed on September 13, 2024. The gross proceeds to the Company were approximately $90.0 million before deducting fees and other estimated offering expenses, which were immaterial. Proceeds were first allocated to liability instruments based on fair value, then allocated pro-rata to the equity instruments. Refer to Note 13 - Warrants for further information on the Series C Warrants.

Series A Preferred Stock

The shares of Series A Preferred Stock were issued pursuant to a Certificate of Designations (the “Series A Certificate of Designations”) filed on September 13, 2024, as amended on September 17, 2024 (as described below), and rank senior to the Company's Common Stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in kind at the election of the Company. During the three and nine months ended September 30, 2025, the Company issued 4,003 shares of its Series A Preferred Stock for in kind payment of dividends on the instruments. As of September 30, 2025 and December 31, 2024, there were 100,000 shares of Series A Preferred Stock authorized, and there were 54,003 shares and 50,000 shares issued and outstanding, respectively.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock is measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. As of September 30, 2025 and December 31, 2024, the Series A Preferred Stock liability was $26.3 million and $18.4 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized $2.9 million and $7.8 million, respectively, of interest expense (which includes amortization of original issuance discount) on the Series A Preferred Stock. During the three and nine months ended September 30, 2024, the Company recognized $0.4 million of interest expense (which includes amortization of original issuance discount) on the Series A Preferred Stock.

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”), which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15, Embedded Derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC. As of September 30, 2025, there was no fair value ascribed to the Put Option liability. As of December 31, 2024, the Put Option liability had a fair value of $3.4 million. During the three months ended September 30, 2025, there was no change to the Put Option liability. During the nine months ended September 30, 2025, the Company recognized income of $3.4 million related to the change in the Put Option fair value, which is recorded in other (income) expense, net in the

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Condensed Consolidated Statements of Comprehensive Loss. During the three and nine months ended September 30, 2024, the Company recognized expense of $0.4 million related to the change in the Put Option fair value. Refer to Note 14 - Fair Value of Financial Instruments for information related to the Put Option fair value.

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

Refer to Note 13 - Warrants for further information.

Common Stock

Holders of the Company's Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s Common Stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s Common Stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s Common Stock are fully paid and non-assessable. The Company is authorized to issue 450.0 million shares of Common Stock with a par value of $0.001. As of September 30, 2025 and December 31, 2024, 180.2 million and 173.6 million shares are issued and outstanding, respectively.

On February 5, 2025, the Company entered into subscription agreements with certain investors (the “Investors”), including affiliates of Sylebra, Pleiad Asia Master Fund, Pleiad Asia Equity Master Fund and affiliates of Samlyn, pursuant to which the Company agreed to sell to the Investors, in a private placement an aggregate of 4,091,293 shares of the Common Stock at a price of $8.0655 per share. Included in the Subscription Agreement were 524,349 shares of the Company's Common Stock sold to affiliates of Sylebra and Samlyn, both of whom are related parties due to their greater than 5% ownership interest in the Company, for approximately $4.2 million in proceeds before deducting fees and other estimated offering expenses. The transactions contemplated by the Subscription Agreements closed on February 6, 2025. The gross proceeds to the Company from the offering were approximately $33.0 million before deducting fees and other estimated offering expenses. As part of the Subscription Agreements, the Company filed a registration statement on March 4, 2025 registering the Common Stock sold in the offering on an existing shelf registration statement dated January 31, 2025.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which 0.4 million shares and 0.1 million shares are issued and outstanding, respectively.

NOTE 12 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, the Company's stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance shares, performance units ("PSUs"), dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company's Common Stock outstanding on the last day of the immediately preceding fiscal year, or (b) such smaller number of shares as determined by the Board.

As of September 30, 2025, approximately 27.2 million shares of Common Stock are authorized for issuance under the Plan, of which approximately 17.7 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals related to the Plan awards issued).

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

A summary of RSU activity for the nine months ended September 30, 2025 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Non-vested at December 31, 2024	3,438	$7.90	2.5
Granted	857	9.69
Vested	(1,137)	9.04
Forfeited	(125)	6.72
Non-vested at September 30, 2025	3,033	$8.02	2.5

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On December 31, 2024, the Company entered into an agreement with the Company's former Chief Financial Officer, whereby his restricted stock award set to expire on December 31, 2024 was extended an additional two years to December 31, 2026 in exchange for four quarterly payments of $0.2 million, beginning on December 31, 2024. The Company has received $0.2 million and $0.5 million during the three and nine months ended September 30, 2025, respectively, which has been recognized in additional paid-in capital within the Condensed Consolidated Balance Sheets.

On June 16, 2025, the Company and the Company's Chief Executive Officer entered into an employment agreement, pursuant to which he was entitled to receive a restricted stock award of 0.2 million shares of the Company's Common Stock that immediately vested. The total compensation cost associated with this award was $2.3 million and is recorded in selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2025.

As of September 30, 2025, there were $15.9 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.5 years.

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

	For the Three and Nine Months Ended September 30,
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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2024	1,290	$16.75	5.5
Granted	223	10.16	10.0
Forfeited	(24)	5.73	—
Balance, September 30, 2025	1,489	$15.94	5.4
Exercisable	613

Weighted average grant date fair values	$10.16

As of September 30, 2025, there were $2.3 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 5.4 years.

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

A summary of the PSU activity for the nine months ended September 30, 2025 is as follows:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Balance, December 31, 2024	1,341	$6.82	1.7
Granted	194	10.15
Vested	(2)	6.60
Forfeited	(598)	7.63
Balance, September 30, 2025	935	$6.99	1.8

As of September 30, 2025, there were $3.0 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 1.8 years.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Equity-based compensation cost is recorded within the cost of operations and selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Loss. Equity-based compensation expense for the three and nine months ended September 30, 2025 and 2024 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total equity-based compensation for RSUs	$2,300	$2,845	$8,604	$8,059
Total equity-based compensation for Restricted stock award	—	—	2,268	—
Total equity-based compensation for stock options	379	211	1,006	624
Total equity-based compensation for PSUs	224	(97)	790	30
Total equity-based stock compensation expense	$2,903	$2,959	$12,668	$8,713

NOTE 13 - WARRANTS

The Company has the following series of warrants outstanding (in thousands, except per-share values) as of September 30, 2025 and December 31, 2024, all of which are exercisable:

Warrant series	September 30, 2025	December 31, 2024	Exercise price	Expiration date
RTI Global ("RTI") Warrants	—	1,511	$5.56	January 17, 2025
Public Warrants	5,715	5,720	$11.50	March 17, 2026
Private Warrants	199	199	$11.50	March 17, 2026
Series A Warrants	17,757	17,857	$11.50	March 17, 2026
Series B Warrants	3,064	3,064	$11.50	December 1, 2030
Series C Warrants	5,000	5,000	$11.50	December 1, 2030
Total warrants, issued and outstanding	31,735	33,351

RTI Warrants

On January 16, 2025, RTI exercised their outstanding warrants (the "RTI Warrants"). The Company received $5.4 million in cash and issued 1.5 million shares of Common Stock to RTI.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The public warrants are accounted for as equity-classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification. The private warrants are accounted for as liability-classified as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the holder and affiliates of the original holder, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company classifies the private warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities, until the private warrants are transferred from the initial purchasers or any of their permitted transferees. As of September 30, 2025, approximately 136,000 of the private warrants have been transferred from the initial purchasers.

During the three and nine months ended September 30, 2025, 5,756 public warrants were exercised by warrant holders. The Company received $0.1 million in cash and issued 5,576 shares of Common Stock.

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Series A Warrants

On March 7, 2022, the Company issued approximately 17.9 million Series A Warrants to certain investors in connection with a private placement in 2022 to purchase shares of the Company's Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company's Common Stock at a price of $11.50 per share any time after September 17, 2022. The warrants expire on March 17, 2026.

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

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Series B Warrants

On May 10, 2024, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3.1 million shares of the Company's Common Stock (the “Series B Warrant Agreement”). Each whole warrant entitles the registered holder to purchase one whole share of the Company's Common Stock at a price of $11.50 per share. The Series B Warrants expire on December 1, 2030, but may be subject to redemption at any time after January 1, 2028, if certain Common Stock price thresholds are met.

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

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Warrant (benefit)/expense recognized during the three and nine months ended September 30, 2025 and 2024 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
RTI Warrants	$—	$7,274	$(1,291)	$7,614
Private Warrants	(69)	319	6	407
Series A Warrants	(17,124)	25,352	(774)	33,209
Series B Warrants	(2,452)	9,254	490	10,602
Series C Warrants	(4,100)	2,700	3,450	2,700
Change in fair value of warrants	$(23,745)	$44,899	$1,881	$54,532

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

Financial Instruments Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2025 and December 31, 2024, the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	September 30, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Put Option Liability	$—	$—	$—	$—	$—	$—	$3,443	$3,443
Warrant liability:
RTI Warrants	—	—	—	—	—	—	10,109	10,109
Private Warrants - liability classified	—	—	216	216	—	—	443	443
Series A Warrants	—	60,019	—	60,019	—	61,329	—	61,329
Series B Warrants	—	—	20,958	20,958	—	—	20,468	20,468
Series C Warrants	—	—	41,300	41,300	—	—	37,850	37,850
Total warrant liability	$—	$60,019	$62,474	$122,493	$—	$61,329	$68,870	$130,199

As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company's financial instruments not remeasured at fair value on a recurring basis within the fair value hierarchy are as follows:

	September 30, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Green Convertible Notes	$—	$—	$298,135	$298,135	$—	$—	$233,125	$233,125
Revenue bonds
Related party bonds	—	—	115,259	115,259	—	—	98,481	98,481
Third-party bonds	—	—	30,184	30,184	—	—	11,044	11,044
Total revenue bonds	$—	$—	$145,443	$145,443	$—	$—	$109,525	$109,525

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

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	September 30, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	72.1%	93.1%
Risk-free rate of return	3.8%	4.1%
Expected option term (years)	0.5	1.2

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

A summary of the private warrants activity from December 31, 2024 to September 30, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$443
Warrants transferred from initial purchaser	(233)
Change in fair value	6
Balance, September 30, 2025	$216

Refer to Note 13 - Warrants for further information.

Measurement of the RTI Warrants

On January 16, 2025, RTI exercised its outstanding warrants. The Company received $5.4 million in cash and issued 1.5 million shares of the Company's Common Stock. The Company determined the RTI Warrants were to be measured using a Level 3 fair value measurement and was remeasured using a Binomial Tree option pricing model to calculate its fair value using the following assumptions:

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

A summary of the RTI Warrants activity from December 31, 2024 to September 30, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$10,109
Change in fair value	(1,291)
Exercise of warrants	(8,818)
Balance, September 30, 2025	$—

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

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	72.1%	93.1%
Risk-free rate of return	3.7%	4.4%
Expected option term (years)	5.2	5.9

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

A summary of the Series B Warrants activity from December 31, 2024 to September 30, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$20,468
Change in fair value	490
Balance, September 30, 2025	$20,958

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2025	December 31, 2024
Expected annual dividend yield	—%	—%
Expected volatility	72.1%	93.1%
Risk-free rate of return	3.7%	4.4%
Expected option term (years)	5.2	5.9

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

A summary of the Series C Warrants activity from December 31, 2024 to September 30, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$37,850
Change in fair value	3,450
Balance, September 30, 2025	$41,300

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2025 (1)	December 31, 2024
Risk-free rate of return	—%	4.4%
Credit spread	—%	16.7%

__________

(1) During June 2025, the Company announced its plans to construct a new polypropylene recycling facility in Thailand, which has adjusted the timeline on construction of the Augusta Facility. Because the Put Option is contingent upon the Company incurring any indebtedness that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC, this adjusted timeline has resulted in the likelihood of the Put Option being exercised as remote. Accordingly, there has been no value ascribed to the Put Option as of September 30, 2025.

A summary of the Put Option activity from December 31, 2024 to September 30, 2025 are as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$3,443
Change in fair value	(3,443)
Balance, September 30, 2025	$—

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

The dilutive effect for the Company's Green Convertible Notes and Series B Convertible Perpetual Preferred stock is calculated using the "if-converted" method. The dilutive effect of all other instruments is calculated using the treasury stock method.

The computation for the basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(28,370)	$(90,639)	$(163,778)	$(224,458)
Less: Dividends accumulated on Series B Convertible Perpetual Preferred Stock	5,344	—	5,927	—
Basic net loss attributable to common stockholders	(33,714)	(90,639)	(169,705)	(224,458)
Less: Dilutive impact of -
Private Warrants	69	—	69	—
Series A Warrants	17,224	—	17,224	—
Series B Warrants	2,452	—	2,452	—
Series C Warrants	4,100	—	4,100	—
Diluted net loss attributable to common stockholders	$(57,559)	$(90,639)	$(193,550)	$(224,458)

Denominator:
Weighted average common shares outstanding, basic	180,069	166,513	179,024	165,224
Dilutive shares:
Private Warrants	34	—	11	—
Series A Warrants	3,059	—	1,020	—
Series B Warrants	528	—	176	—
Series C Warrants	861	—	287	—
Weighted average common shares outstanding, dilutive	184,551	166,513	180,518	165,224

Net loss per share attributable to common stockholders, basic	$(0.19)	$(0.54)	$(0.95)	$(1.36)
Net loss per share attributable to common stockholders, diluted	$(0.31)	$(0.54)	$(1.07)	$(1.36)

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Certain outstanding Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. A summary of those outstanding Common Stock equivalents is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Anti-dilutive shares
Warrants	5,715	33,351	5,715	33,351
Stock options	1,505	1,289	1,505	1,289
RSUs	3,033	3,569	3,033	3,569
PSUs	937	1,371	937	1,371
Contingently - issuable shares to Legacy PCT unitholders (1)	2,000	2,000	2,000	2,000
Shares issuable upon conversion of Green Convertible Notes	16,869	16,869	16,869	16,869
Shares issuable upon conversion of Series B Convertible Perpetual Preferred Stock	21,821	—	21,821	—
Total anti-dilutive shares	51,880	58,449	51,880	58,449

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

NOTE 16 - SUBSEQUENT EVENTS

During October 2025, the Company paid off the entire outstanding balance of the CSC Equipment Financing Payable and recorded a loss on extinguishment of approximately $4.4 million.

On November 4, 2025, the Company entered into the Tenth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2026 to September 30, 2027 and added a clause regarding the potential redemption of Series A Preferred Stock. If, on or prior to March 17, 2026, sufficient proceeds are received from the exercise of Series A Warrants and the Board of Directors approve, then the Company shall redeem in full the Series A Preferred Stock.

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
•
the outcome of any legal or regulatory proceedings to which PCT is, or may become, a party;
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
•
any business disruptions due to political or economic instability, pandemics, or armed hostilities (including the ongoing conflict between Russia and Ukraine and the conflict in the Middle East);
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
•
Compounding, which involves blending our resin with either virgin resin or additives, is a step that can be used on a case-by-case basis. Compounding allows for the modification of the resin to meet the end-user’s qualifications with melt flow, flexibility, clarity and strength being some of the properties that can be tailored through compounding.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Recent Developments

In June 2025, we entered into binding subscription agreements with certain investors, including related parties, to which we agreed to sell to the investors, in a private placement transaction, an aggregate of 300,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series B Convertible Perpetual Preferred Stock”), at an initial issue price of $1,000 per share. The gross proceeds from the offering were approximately $300.0 million before deducting fees and expenses.

In conjunction with the $300.0 million capital raise, we outlined our future growth plans to increase our installed capacity, which includes the following:

•
We announced that we will begin construction of a 130.0 million pound polypropylene recycling facility in Thailand. We will be working with IRPC Public Company Limited ("IRPC") at IRPC’s eco-industrial zone in Rayong, Thailand. IRPC is an integrated petrochemical operator in Southeast Asia. Its production structure comprises petroleum and petrochemical complexes, complete with utilities and infrastructure supporting the operations, including a deep-sea port, oil depots and power plants. We intend to leverage this existing site infrastructure to reduce the costs of certain construction activities. The permitting process has begun for this site, and the facility is expected to become operational in 2027.
•
We also plan to construct a 130.0 million pound polypropylene recycling facility at our Antwerp, Belgium site. We are currently advancing the permitting process in Belgium and expect to submit all permits by the end of 2025. The facility in Antwerp is projected to be operational in 2028.
•
We also plan to build a 300.0 million pound multi-line purification facility at our Augusta, Georgia location. The design of the larger purification facility will incorporate learnings from our Ironton Facility. This line is planned to be integrated with pre-processing ("PreP") and compounding assets. We expect to have the first purification line at the Augusta Facility operational in 2029.

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

During 2025, we received additional FDA LNOs, which expand upon previous LNOs and allows our PureFive™ resin to be produced under a broader range of process conditions. These broader conditions allow for greater flexibility and reduced energy usage in the purification process. Subject to operating under these process conditions, our resin can be used in articles in contact with all types of food under FDA’s Conditions of Use ("COU") "A" (“high temperature heat-sterilized”) through "H" (“frozen or refrigerated storage: ready-prepared foods intended to be reheated in containers at time of use”), provided the feedstock comes from food contact articles and complies with all applicable authorizations.

We are conducting additional testing and plan to make further LNO submissions for additional post-consumer recycled feedstock sources and expanded COUs.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Components of Results of Operations

Revenue

Our revenue is primarily generated from the sale of finished products or byproducts to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. Net sales revenue is recognized on the net amount expected to be received by the Company from the customer.

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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Results of Operations

Comparison of Three and Nine Months ended September 30, 2025 and 2024

The following table summarizes our operating results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
			$			$
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$2,430	$—	$2,430	$5,660	$—	$5,660
Operating expenses
Cost of operations	29,570	16,965	12,605	82,843	60,379	22,464
Research and development	1,443	1,544	(101)	4,381	4,940	(559)
Selling, general and administrative	10,350	12,789	(2,439)	40,688	44,883	(4,195)
Total operating expenses	41,363	31,298	10,065	127,912	110,202	17,710
Operating loss	(38,933)	(31,298)	(7,635)	(122,252)	(110,202)	(12,050)
Interest expense	16,235	14,567	1,668	48,939	41,676	7,263
Interest income	(2,850)	(414)	(2,436)	(3,850)	(4,530)	680
Change in fair value of warrants	(23,745)	44,899	(68,644)	1,881	54,532	(52,651)
Loss on debt extinguishment	—	—	—	—	21,214	(21,214)
Other (income)/expense	(203)	289	(492)	(5,444)	1,364	(6,808)
Total (income)/other expense	(10,563)	59,341	(69,904)	41,526	114,256	(72,730)
Net loss	$(28,370)	$(90,639)	$62,269	$(163,778)	$(224,458)	$60,680

Revenues

The Company reported approximately $2.4 million and $5.7 million in revenues during the three and nine months ended September 30, 2025, respectively. Fiscal year 2025 is the first year of meaningful operations. The Company is currently in various stages of customer application trials, which is anticipated to generate revenue growth in future periods.

Cost of Operations

Cost of operations increased approximately $12.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Cost of operations for the three months ended September 30, 2025 included $4.9 million of higher professional services and contract labor driven by preliminary planning and design work for our Thailand and Augusta facilities, $3.2 million of higher production-related costs due to the ramp-up in production that has occurred during the current year as compared to the prior year, $2.6 million higher facilities costs attributable to the opening of our PreP facility in Denver, Pennsylvania in September of 2024, and the expansion of offsite storage and processing space, and $1.0 million of higher supplies and materials costs.

Cost of operations increased approximately $22.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Cost of operations for the nine months ended September 30, 2025 included approximately $7.5 million higher production-related costs due to the ramp-up in production that occurred during the current year, $5.0 million of higher professional services and contract labor driven by preliminary planning and design work for our Thailand and Augusta facilities, $3.7 million in loss on disposal of fixed assets, $3.4 million higher employee-related expenses to support the expanded needs of the organization, $2.3 million of higher supplies and materials, and $1.3 million of higher facilities costs attributable to the opening of our PreP facility in Denver, Pennsylvania in September of 2024, and the expansion of offsite storage and processing space, partially offset by $1.7 million lower depreciation expense.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

We intend to construct new polypropylene recycling facilities in Thailand and Belgium, and build a multi-line purification facility at our Augusta, Georgia location. Certain equipment that has been purchased for the Augusta Facility (and recorded as construction in progress) is currently being evaluated for use in the construction of the Thailand or Belgium facilities. If we determine that any of the Augusta equipment cannot be used in either Thailand, Belgium, in the redesigned Augusta facility, or re-purposed for other uses, we could incur a non-cash charge for the loss on disposition of such equipment. Currently, we are in the early stages of the planning and design of our Thailand, Belgium and Augusta facilities, so we are not yet able to determine the loss, if any, for equipment that may not be placed into operation.

Research and Development Expenses

Research and development expenses decreased approximately $0.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This decrease was mainly driven by lower employee costs.

Research and development expenses decreased approximately $0.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This decrease was primarily driven by $0.6 million of lower employee costs and $0.1 million of lower operational site costs, partially offset by $0.2 million of higher research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $2.4 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This decrease was primarily driven by approximately $1.5 million of lower legal costs mostly as a result of settlement of outstanding cases in the prior year.

Selling, general and administrative expenses decreased approximately $4.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This decrease was primarily driven by approximately $7.5 million of lower legal costs mostly as a result of settlement of outstanding cases in the prior year, partially offset by $3.5 million of higher equity-based compensation from new awards issued since the prior year, including a special grant valued at $2.3 million to the Chief Executive Officer that immediately vested upon grant, and $0.4 million higher employee-related expenses.

Interest Expense

Interest expense increased by $1.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in interest expense was primarily attributed to interest on the Company's Series A Preferred Stock issued during the third quarter of 2024 and higher interest on our Revenue Bonds as a result of current year sales of Revenue Bonds. The increase in interest expense was partially offset by a decrease in interest expense on equipment financing due to paydown of outstanding balances.

Interest expense increased by $7.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in interest expense was primarily attributed to interest on the Series A Preferred Stock issued during the third quarter of 2024 and higher interest on our Revenue Bonds as a result of current year sales of our Revenue Bonds. The increase in interest expense was partially offset by a decrease in interest expense on equipment financing and interest on the Pure Plastic Term Loan Facility paid off during the second quarter of 2024.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Interest Income

Interest income for the three months ended September 30, 2025 increased $2.4 million from three months ended September 30, 2024 due to higher cash balances as a result of the proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock during the second quarter of 2025.

The interest income decrease of $0.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to the liquidation of our available-for-sale investment portfolio earlier during 2024, offset by the increase in the cash balance as a result of the proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock during the second quarter of 2025.

Change in Fair Value of Warrants

During the three months ended September 30, 2025, the fair value of our liability-classified warrants decreased approximately $23.7 million, as compared to an increase in fair value of $44.9 million during the three months ended September 30, 2024. The decrease during the three months ended September 30, 2025 was primarily attributable to a decrease in the Company's Common Stock price during the quarter, combined with a decrease in the remaining term and implied volatility assumption as well as a decrease in the number of warrants during 2025 due to exercises during 2025. The increase during the three months ended September 30, 2024 was chiefly driven by an increase in the underlying price of the Company's Common Stock, combined with an increase in the number of warrants during 2024.

During the nine months ended September 30, 2025, the fair value of our liability-classified warrants increased by $1.9 million, as compared to an increase in the fair value of $54.5 million during the nine months ended September 30, 2024. The current year increase is mainly driven by an increase in the underlying value of our Common Stock, partially offset by fewer warrants outstanding as a result of current year warrant exercises combined with a decrease in the remaining term. The prior year increase was chiefly driven by an increase in the underlying price of the Company's Common Stock, combined with an increase in the number of warrants during 2024.

Loss on Debt Extinguishment

The Company recorded a loss associated with the repurchase of the Revenue Bonds in the first quarter of 2024. There have been no similar transactions during 2025.

Other (Income)/Expense

During the three months ended September 30, 2025, the $0.2 million of other income was primarily comprised of sublease income. During the three months ended September 30, 2024, the $0.3 million of other expense was primarily comprised of a $0.4 million increase in the fair value of the Series A Preferred Stock put option.

During the nine months ended September 30, 2025, the $5.4 million in other income was primarily comprised of a $3.4 million decrease in the fair value of the Series A Preferred Stock put option, resulting in a gain recorded in other income, and a net gain from insurance proceeds of approximately $1.3 million related to settlement of the shareholder derivative lawsuit. During the nine months ended September 30, 2024, the $1.4 million of other expense was primarily attributed to a $0.8 million impairment charge related to an operating right-of-use asset during the second quarter of 2024 plus a $0.4 million change in the fair value of the put option during the third quarter of 2024.

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

The following is a summary of the components of our current liquidity. As of September 30, 2025, restricted cash consisted primarily of certain amounts required to support outstanding letters of credit and other collateral, initial construction commitments for the Augusta Facility, and bond reserves for the Ironton Facility.

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$234,359	$15,683

Letters of credit and other collateral	6,397	6,310
Augusta Facility construction escrow	3,281	16,398
Ironton Facility bond reserves	3,216	3,120
Restricted cash (current and noncurrent)	12,894	25,828

Green Convertible Notes	250,000	250,000
Revenue Bonds	148,630	118,630
Equipment financing payable and other debt	26,162	31,491
Less: discount and issuance costs	(45,705)	(53,477)
Gross long-term debt and related party bonds payable	$379,087	$346,644

As of September 30, 2025, we had approximately $234.4 million of cash and cash equivalents, which consists primarily of investments in money markets and commercial paper with original maturities of three months or less, as well as approximately $12.9 million of restricted cash. We also have a $200.0 million revolving credit facility (“Revolving Credit Facility”) with Sylebra Capital Management ("Sylebra") that is undrawn and expires on September 30, 2027. On November 4, 2025, the Company entered into the Tenth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2026 to September 30, 2027 and added a clause regarding the potential redemption of Series A Preferred Stock. If, on or prior to March 17, 2026, sufficient proceeds are received from the exercise of Series A Warrants and the Board of Directors approve, then the Company shall redeem in full the Series A Preferred Stock.

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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Cash Flows

A summary of our cash flows for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,		$
(in thousands)	2025	2024	Change
Net cash used in operating activities	$(114,052)	$(112,985)	$(1,067)
Net cash (used in)/provided by investing activities	(27,504)	14,586	(42,090)
Net cash provided by/(used in) financing activities	347,298	(110,462)	457,760
Net increase/(decrease) in cash and cash equivalents and restricted cash	205,742	(208,861)	414,603
Cash and cash equivalents and restricted cash, beginning of period	41,511	302,514	(261,003)
Cash and cash equivalents and restricted cash, end of period	$247,253	$93,653	$153,600

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 increased by $1.1 million as compared to the nine months ended September 30, 2024. This increase is mainly attributed to higher operating costs in connection with the ramp-up in production at the Ironton Facility during 2025.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, we reported cash used in investing activities of approximately $27.5 million, which was entirely comprised of cash paid for capital expenditures during that period. During the nine months ended September 30, 2024, we reported cash provided by investing activities of approximately $14.6 million, which is comprised of approximately $79.2 million of cash proceeds from the sale of debt securities, partially offset by capital expenditures of $34.0 million, and the purchase of debt securities totaling $30.6 million. We sold all of our debt securities during 2024 and had no similar type transactions during 2025.

Cash Flows from Financing Activities

We reported net cash provided by financing activities of approximately $347.3 million during the nine months ended September 30, 2025 as compared to net cash used in financing activities of approximately $110.5 million during the nine months ended September 30, 2024.

Cash provided by financing activities for the nine months ended September 30, 2025 is primarily comprised of $300.0 million of proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock during the second quarter of 2025, $33.5 million of proceeds from the issuance of the Company's Common Stock, $26.9 million of proceeds from the sale of Revenue Bonds, $14.9 million in proceeds on draws on our Revolving Credit Facility and a short-term borrowing from a related party, $6.6 million in proceeds from the exercise of the RTI Global Warrants, Series A Warrants and private warrants during 2025, and $0.7 million in proceeds for other financing activities. These cash inflows were partially offset by $14.9 million in payments on our Revolving Credit Facility and a short-term borrowing from a related party, $7.7 million in payments on equipment financing, $7.6 million in debt and preferred stock issuance costs paid, and $4.5 million in payments to repurchase shares.

Cash used in financing activities for the nine months ended September 30, 2024 is mainly comprised of $253.2 million paid to purchase the outstanding Revenue Bonds during 2024, $3.1 million in payments on equipment financing, $1.1 million in payments to repurchase shares of the Company's Common Stock, and $1.1 million in debt issuance costs paid. These outflows are partially offset by $48.0 million of proceeds from the sale of Revenue

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — CONTINUED

Bonds, $38.1 million of proceeds from the issuance of the Company's Common Stock, $30.1 million of proceeds from the issuance of warrants, $21.8 million in proceeds from the issuance of our Series A Preferred Stock, $9.5 million of proceeds from equipment lease financing, and $0.6 million of other net proceeds from financing activities.

Indebtedness

There have been no material changes regarding our indebtedness from the information we provided in our most recent Annual Report on Form 10-K, except as outlined in the information below. Refer to Note 8 - Long-Term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Revenue Bonds

The Company sold $30.5 million par value in Revenue Bonds during the nine months ended September 30, 2025. See Note 8 - Long-Term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Revenue Bonds Issued to Related Party

See Note 8 - Long-Term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Revolving Credit Facility with Sylebra

See Note 8 - Long-Term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

Financial Assurance

See Note 8 - Long-Term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

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

PureCycle Technologies, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of September 30, 2025 does not differ materially from that included in our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its Common Stock for the third quarter of 2025:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	72,527	$9.88	—	$—
August 1 to August 31	16,912	13.11	—	—
September 1 to September 30	36,278	13.90	—	—
Total	125,717	$11.47	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

ITEM 5. Other Information

Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended September 30, 2025.

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

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2025*

31.2	Rule 13a – 14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended September 30, 2025*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2025^

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the quarter ended September 30, 2025^

101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of September 30, 2025 (Condensed and Unaudited) and December 31, 2024.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024.
(iii) Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity for the Three and Nine Months Ended September 30, 2025 and 2024.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024.
(v) Notes to the Condensed Consolidated Financial Statements.

PureCycle Technologies, Inc.

PART II — OTHER INFORMATION — CONTINUED

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

Date: November 6, 2025