Form 10-K
period 2025-12-31
PureCycle Technologies, Inc.
filed 2026-02-26
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.9 billion based on a closing price of $13.70 as reported on the Nasdaq Capital Market on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 23, 2026, there were 180,599,416 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of PureCycle Technologies, Inc. Forward-looking statements generally relate to future events or future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” "aim," “anticipate,” "drive," “intend,” “outlook,” “estimate,” "expect," “forecast,” "future," "goal," "guidance", “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking. When used in this report, the terms “we,” “us,” “our,” “PCT” and the “Company” mean PureCycle Technologies, Inc. and its consolidated subsidiaries, collectively.

The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Annual Report on Form 10-K. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors,” those discussed and identified in other public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:

•
Our ability to obtain funding for our operations, future capital requirements and future growth, and to continue as a going concern;
•
Our ability to meet, continue to meet, and comply on an ongoing basis with, the numerous regulatory requirements applicable to our PureFive® resin (as defined below) both generally and in food-grade applications and, more broadly, the operations of our facilities (including in the United States, Europe, Asia and other future international locations);
•
Expectations and changes regarding our strategies and future financial performance, including future business plans, expansion plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives, which could be impacted by significant changes to tariffs on foreign imports;
•
The ability of our first commercial-scale recycling facility in Lawrence County, Ohio (the “Ironton Facility”) to be appropriately certified by Leidos (as defined below), following certain performance and other tests, and commence full-scale commercial operations in a timely and cost-effective manner, or at all;
•
Our ability to meet, and to continue to meet, the requirements imposed upon us and our subsidiaries by the funding for our operations, including the funding for the Ironton Facility and the Planned Facilities (as defined below);
•
Our ability to minimize or eliminate the many hazards and operational risks at our manufacturing facilities that can result in potential injury to individuals, disrupt our business, including interruptions or disruptions in operations at our facilities, and subject us to liability and increased costs;

•
Our ability to complete the necessary funding with respect to, and complete the construction of, the new polypropylene recycling facility in Thailand (the "Thailand Facility"), our first commercial-scale European plant located in Antwerp, Belgium (the "Belgium Facility"), and the Purification facility to be built in Augusta, Georgia (the "Augusta Facility" and, together with the Thailand Facility and the Belgium Facility, the “Planned Facilities”) in a timely and cost-effective manner;
•
Our ability to procure, sort and process polypropylene plastic waste at our planned plastic waste prep facilities;
•
Our ability to maintain exclusivity under The Procter & Gamble Company (“P&G”) license (as described below);
•
The implementation, market acceptance and success of our business model and growth strategy, which includes our ability to bring a total of one billion pounds of installed polypropylene recycling capability online by 2030, and our ability to meet related construction, regulatory, and financing requirements;
•
The ability to negotiate multi-year offtake agreements at appropriate margins to fund ongoing operations;
•
The possibility that we may be adversely affected or potentially impacted by economic, business, and/or competitive factors, including interest rates, availability of capital, economic cycles, and other macro-economic impacts (such as tariffs);
•
Changes in the prices and availability of materials (such as steel and other materials needed for the construction of future Feed PreP and Purification facilities), including those changes caused by inflation, tariffs and supply chain conditions, such as increased transportation costs, and our ability to obtain such materials in a timely and cost-effective manner;
•
The ability to source feedstock with a high polypropylene content at a reasonable cost;
•
The development of direct competitors in the recycled polypropylene segment that could impact the demand for our products;
•
The outcome of any legal or regulatory proceedings to which we are, or may become, a party;
•
Geopolitical risk and changes in applicable laws or regulations;
•
Changes in the prices and availability of labor (including labor shortages), turnover in employees, and increases in employee-related costs;
•
Any business disruptions due to political or economic instability, pandemics, or armed hostilities (including the ongoing conflict between Russia and Ukraine and instability in the Middle East); and
•
Operational risks associated with the ability to operate the Ironton Facility and the Planned Facilities, as and when operative, at nameplate capacity.

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

PureCycle Technologies, Inc.

PART I

Item 1. Business.

Overview

When used in this report, the terms “we,” “us,” “our,” “PCT” and the “Company” mean PureCycle Technologies, Inc. and its consolidated subsidiaries, collectively. We are a Florida-based corporation focused on commercializing a patented dissolution recycling technology for polypropylene that physically separates the polymer from other plastics, colors, odors and impurities (the “Technology”). The Technology was originally developed by P&G and is designed to restore recycled polypropylene waste into like-new resin, called PureFive® resin. Our PureFive® resin has similar properties and applicability for reuse as virgin polypropylene. We have a global license for the Technology from P&G, which was amended during 2025 to permanently waive the possible clawback of our exclusivity for plants located in North America. The amendment also extends the time that our plants must begin construction and commence sales in other regions to avoid a clawback of the exclusivity under the license agreement. We have introduced an important new product to the global polypropylene market that will assist corporations in meeting their sustainability goals, as well as federal and state regulations and mandates, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

Our process includes the following steps:

•
Feed Pre-Processing ("Feed PreP") collects, sorts, and prepares polypropylene waste (“feedstock”) for the dissolution recycling process ("Purification").
•
Purification is a dissolution recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially-available equipment and unit operations. The Purification process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity and odor of the polypropylene without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, we are able to use significantly less energy and reduce production costs compared to the production of virgin resin.
•
Compounding, which involves blending our resin with either virgin resin or additives, allows for the modification of the resin to meet the end-user’s specifications including melt flow, flexibility, clarity, color and strength.

In 2023, we achieved mechanical completion of the Ironton Facility, which is our first commercial-scale recycling facility located in Lawrence County, Ohio. We designed the Ironton Facility to have a production capacity of approximately 107 million pounds per year when fully operational; however, the Ironton Facility is not yet operating at its expected full capacity.

In 2024, we began operating a Feed PreP facility in Denver, Pennsylvania, which currently provides the required mix necessary to meet the offtake requirements at the Ironton Facility. With future expansion, we believe we will be able to source sufficient amounts of feedstock to support future operations in the U.S., Europe, and Asia.

The Technology has been evaluated by third parties with a focus on the Technology’s efficacy and commercial scalability. Certain of our strategic partners have conducted testing on our PureFive® resin. In these evaluations, our PureFive® resin performed comparably to virgin polypropylene in common food and beverage industry benchmarks for melt flow and mechanical properties, purity, odor and function (lift decay, hinge break, and impact resistance).

We are an early commercial-stage company and have reported minimal revenues to date. We have limited operations and measure our performance on a consolidated basis.

Industry Background

Polypropylene is one of the world's most versatile and widely utilized thermoplastic polymers, with more than 170 billion pounds manufactured annually for use in consumer and industrial applications. Its unique combination of properties, including exceptional strength, chemical resistance, light weight, heat tolerance, and cost-effectiveness has made it widely used across numerous sectors. Polypropylene is extensively used in packaging applications (food containers, bottle caps, flexible films), automotive components (interior trim, bumpers, battery casings), medical devices and pharmaceutical containers, textiles and nonwoven fabrics, consumer goods, and industrial applications. The vast majority of polypropylene products are currently not recycled.

In response to this issue, multinational companies have partnered with non-governmental organizations and trade associations to encourage the recycling of plastics. Significant capital has been raised to combat the global plastics crisis, including multinational collaboration, ocean clean-up initiatives, new plastic economies, and global infrastructure investments. Furthermore, numerous multinationals have signed commitments focused on the reuse, recycling, or composting of all plastic packaging, and have taken this pledge even further by committing to reduce the use of virgin plastic packaging. These commitments are being driven by consumer demand and public company shareholders for sustainable products, which is expected to continue to drive many multinational corporations to source sustainable materials to achieve publicly announced sustainability objectives.

While there are a range of ways that plastics can be recycled today, there are limited options that result in a high-quality, food-safe recycled polypropylene. The current options, beyond our dissolution process, are chemical and mechanical recycling, both of which have significant drawbacks that have led to low recycling rates. Chemical recycling requires further processing to become a viable product for fuel or plastic, which results in substantially higher energy expenditure, carbon dioxide emissions and inflated cost. Mechanical recycling, while more energy efficient than chemical recycling, does not remove other plastics and additives from the end-product, leading to wide variation in end-product quality and low-value end uses.

PureCycle’s Solution: Patented Dissolution Recycling Technology

Our recycling technology is a dissolution recycling process that uses a combination of solvent, temperature, and pressure. Waste stream polypropylene is returned to near-virgin condition through a novel configuration of commercially-available equipment and unit operations. The dissolution process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity and odor of the polypropylene plastic with minimal controlled alteration of the physical characteristics of the polymer. By not altering the chemical makeup of the polymer, we are able to use significantly less energy reducing production costs compared to virgin resin. The unique supercritical fluid extraction process does not cause chemical reactions.

Key benefits of the Technology include:

•
its use of standard processing equipment that is commercially available and widely used;
•
its use of a physical separation/Purification process without chemical reactions, which allows for traceability of the polymer;
•
it is expected to utilize significantly less energy compared to the production of virgin polypropylene resin; and
•
its ability to recycle a wide range of polypropylene waste.

Our patented dissolution recycling technology results in near-virgin quality and a substantially improved odor profile compared to traditional mechanically-recycled polypropylene. PureFive® resin provides our customers with 100% recycled content without compromising appearance, purity, odor or performance in finished products.

The Product: PureFive® Resin

Polypropylene has multiple applications, including packaging and labeling for consumer products, textiles and plastic parts for many industries, including the automotive industry. It is one of the most used plastics in the world due to its flexibility as a “living hinge” on consumer product lids (e.g., shampoo, condiments, etc.) since it typically will not break when bent even after multiple movements and ranges of motion.

Our unique Purification process separates colors, odors, other plastics, and additives through a physical separation process. This process and end-product quality have been tested and validated by P&G, prospective offtake partners, and independent third-party labs. When compared to virgin resin, our PureFive® resin displays near identical mechanical properties across melt flow index (a measure of viscosity), tensile modulus (measure of stiffness) and impact strength (a measure of sudden resistance to force).

We have leveraged strategic partners with expertise in operations, the use of additives to improve the physical properties of polymers and consumer packaged goods companies to conduct early testing to confirm that the product meets the expectations of the end users and offtake partners.

Offtake and Customers

Based on current offtake subscription agreements and letters of intent, we intend to market and sell the PureFive® resin to a wide range of industries, including but not limited to: resin distributors, resin converters, compounders and manufacturers of consumer goods, automotive components, textiles, carpets and rugs, as well as food and beverage producers. Due to a growing awareness around sustainability and many multinational companies shifting their strategic focus to sustainability as a key differentiator, we intend to provide PureFive® resin to a diversified customer base across most, if not all, of these end markets over time.

Feedstock Supply

More than 150 billion pounds of polypropylene is produced every year across the globe. The vast majority of this plastic goes unrecovered at end-of-life and is disposed of in landfills or makes its way into the environment. This plastic goes into a wide variety of applications that spans flexible and rigid packaging, textile waste, and materials from key sectors including consumer products, medical, automotive, industrial, and agricultural applications.

Our efforts to reliably and cost-effectively source this polypropylene feedstock are ongoing, and primarily consist of purchasing pre-sorted polypropylene waste feedstock from various suppliers. In addition, we purchase non-sorted plastic waste that we sort through our Feed PreP facilities. We plan to adapt our polypropylene feedstock sourcing strategy as the market for polypropylene waste feedstock evolves.

Financing

As an early commercial-stage company with minimal revenues and negative operating cash flow, we have been dependent on raising capital to fund operations.

During 2025, we completed various capital raises to fund operations and future capital requirements for facilities expansion, as described below:

▪
In February 2025, we entered into subscription agreements (the "Offering") with certain investors in a private placement for an aggregate of 4,091,293 shares of our common stock, par value $0.001 per share ("Common Stock") at a price of $8.0655 per share. The gross proceeds from the Offering were approximately $33.0 million before deducting fees and other estimated offering expenses.
▪
Throughout 2025, we sold $41.9 million in aggregate par amount of Southern Ohio Port Authority Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A ("Series A Bonds") owned by PureCycle Technologies LLC ("PCT LLC") at a price of $880 per $1,000 principal amount under a bond purchase agreement for net proceeds of $36.9 million.

▪
In June 2025, we sold $300.0 million in aggregate amount (before deducting placement agent fees and other offering expenses) of Series B Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series B Convertible Perpetual Preferred Stock”), to various investors, including related parties, in a private placement transaction.

Future expansion is dependent, in part, on successful completion of additional capital raise and/or project financing.

Operations and Support Facilities

Currently, we are focused on customer sampling and qualifications and believe that this will lead to meaningful future sales. Also, we have commenced compounding operations to blend our resin with either post-industrial recycled material or virgin polypropylene. By compounding, we can more quickly meet customer specifications as well as provide a more consistent product.

The Ironton Purification Facility

In 2023, we achieved mechanical completion of our first commercial-scale recycling facility at the Ironton Facility and commenced pellet production from post-industrial and post-consumer materials. The Ironton Facility was designed to have a PureFive® resin production capacity of approximately 107 million pounds per year when fully operational. However, we have experienced intermittent mechanical challenges since mechanical completion, including, but not limited to, the rates at which other plastics and additives can currently be removed from the Purification process, as well as challenges with sustaining continuous operations. Therefore, our ability to achieve the design capacity may be dependent upon improving performance at various steps in the Purification process, which could include making certain equipment changes to improve operating rates and reliability.

Located on the same site as the Ironton Facility, the Feedstock Evaluation Unit (the "FEU") is an 11,000 square foot facility located adjacent to the commercial line at the Ironton Facility. The facility was completed in July 2019 and is considered a pilot scale replica of the larger commercial line at the Ironton Facility.

The Research and Development Lab

Our research and development lab in Durham, North Carolina opened in 2024. The lab is instrumental in developing cutting-edge analytical techniques for the following:

•
characterizing polymer-solvent interaction in supercritical fluids;
•
advancing fundamental process understanding to target hard-to-recycle polypropylene materials;
•
generating insights into process modifications that drive energy reduction and reductions in capital expenditures for future plant sites;
•
leveraging research and development analytical techniques and expertise to allow industries with traditionally low recycling rates to adopt recycled polypropylene material; and,
•
supporting zero-waste efforts by engaging third parties to utilize co-products.

Feed PreP Facilities

In 2024, we began operating a Feed PreP facility in Denver, Pennsylvania to provide the required mix and quality of feedstock necessary to meet the offtake requirements at the Ironton Facility. We have installed a feedstock processing system with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene. Our enhanced sorting allows us to process mixed plastic bales. Our future Feed PreP facilities will extract polypropylene and ship it to our Purification lines, while the non-polypropylene feed will be sorted, baled and subsequently sold on the open market.

Compounding Operations

Currently, we utilize various third-party operators to perform substantially all of our compounding activities. Compounding involves blending our PureFive® resin with either virgin resin or additives to meet user specifications. We are currently in the process of completing a capital project at the Ironton Facility that will allow us to perform the majority of our compounding activities and reduce reliance on third-party operators, except to supplement the Ironton Facility's compounding activities or for specific compounding activities, as needed.

Future Purification Facilities

We have announced plans for our expansion, which include:

Thailand Facility

We plan to construct a 130 million pound polypropylene recycling facility in Rayong, Thailand. We will be working with IRPC Public Company Limited ("IRPC") at IRPC’s eco-industrial zone in Rayong. IRPC is an integrated petrochemical operator in Southeast Asia. Its production structure comprises petroleum and petrochemical complexes, complete with utilities and infrastructure supporting the operations, including a deep-sea port, oil depots and power plants. We intend to leverage this existing site infrastructure to reduce the costs of certain construction activities. The permitting process has begun for this site, and the Thailand Facility is expected to become operational in late 2027.

Belgium Facility

We also plan to construct a 130 million pound per year polypropylene recycling facility at our Antwerp, Belgium site. We are currently drafting the permit application in Belgium and plan to submit our permit application with the relevant authorities (Province of Antwerp) in 2026. The Belgium Facility is projected to become operational in mid to late 2028.

In November 2025, we received notice that our application for a €40 million grant from the European Union (the “EU”) Innovation Fund was accepted by the EU’s Climate, Infrastructure and Environment Executive Agency. The grant agreement is expected to be negotiated and executed in the first half of 2026 and will be used to help fund the Belgium Facility construction costs.

Augusta Facility

In June 2023, we secured the site location for the Augusta Facility, and executed a lease for a 150-acre tract with the Augusta Economic Development Authority (“AEDA”) with an option to lease an additional 50-acre tract in the future. Initially, the Augusta Facility was expected to be a multi-line facility and was designed to ultimately produce approximately 130 million pounds of recycled polypropylene annually per line. In June 2025, the plan for the multi-line facility was modified to build a single 300 million pound per year recycled polypropylene facility. On December 29, 2025, we entered into a Construction Progress Agreement (“CPA”) with the AEDA to revise and supplement the construction milestones and related obligations we have under our agreements with the AEDA. The CPA establishes a revised construction timeline with milestone targets extending through commissioning, startup, and full production, including, among others, start of construction no later than March 2028. Under the CPA, we have waived our rights to the additional 50 acres, and agreed to certain penalties and termination rights in favor of the AEDA should the Company fail to meet certain pre-construction and construction milestones.

We are in the process of designing the larger Purification facility and will incorporate learnings from our Ironton Facility. This facility is planned to be integrated with Feed PreP and compounding assets. The Augusta Facility is projected to become operational by 2030.

Government Regulation

We are subject to laws and regulations administered by various federal, state and local government agencies in the United States of America ("U.S.") that prescribe the requirements and establish the standards for quality and safety, regulate our products, and the manufacturing, labeling, marketing, promotion, and advertising thereof.

Additionally, our Belgium Facility and Thailand Facility will be subject to additional regulatory regimes, including foreign regulatory authorities in the EU such as the European Commission (the “EC”) and the European Food Safety Authority (“EFSA”), product labeling, marketing, promotion, advertising and similar regulatory authorities in Asia, and other local authorities regulating manufacturing facilities. Some of these laws require or may require us to operate under several environmental permits. These laws, regulations and permits can often require pollution control equipment or operational changes to limit actual or potential impacts to the environment.

We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations, marketing claims and other laws, including, but not limited to, consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters.

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

Conditions of Use ("COU") describe the temperature and duration at which a material should be tested to simulate the way the material is intended to be used. COU "A" and "B" relate to extreme temperature applications. COU "C" through "H" address many consumer product packaging requirements, including applications for hot-filled and pasteurized, as well as room temperature, refrigerated and frozen applications.

We have received FDA LNOs that allow our PureFive® resin to be produced under a range of process conditions. Subject to operating under these process conditions, our resin can be used in articles in contact with all types of food under FDA’s COU "A" (“high temperature heat-sterilized”) through "H" (“frozen or refrigerated storage: ready-prepared foods intended to be reheated in containers at time of use”), provided the feedstock comes from food-contact articles and complies with all applicable authorizations. Our FDA food-contact grade resins are, subject to certain conditions, capable of being used for all food types per the COU listed and per all applicable authorizations in the food-contact regulations listed in Title 21 of the U.S. Code of Federal Regulations.

We are conducting additional testing and plan to make further LNO submissions for additional post-consumer recycled feedstock sources and expanded COU.

Environmental and Workplace Safety Laws in the U.S.

We are subject to air, water, waste and other environmental, commercial and workplace safety laws and regulations at the federal, state, and local level in the U.S., including requirements of the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and the Federal Trade Commission (“FTC”).

Recycled polypropylene for use in non-food packaging uses, complies with, or is exempt from the EPA’s requirements under the Toxic Substances Control Act (“TSCA”), because polypropylene (Chemical Abstracts Service Registry Number ("CASRN") 9003-07-0) is approved for use on the TSCA Chemical Substances Inventory and the manufacture of polymers is exempt from TSCA Chemical Data Reporting. Additive selection will also comply with the TSCA.

We are subject to local, state and federal laws and regulations that address the release of hazardous substances into the air, water and land, and the storage, handling, disposal and transportation of hazardous materials. We hold various state and local licenses and permits, some of which are perpetual, and others that renew periodically. These include both environmental and general business licenses. Larger multi-line locations may also fall under federal Title V permitting rules.

OSHA and the delegated states implement the Occupational Safety and Health Act and relevant state counterparts. In relevant part, this requires hazard identification and communication about materials used or produced in operations to employees, state and local government authorities, and citizens. Other workplace safety rules, such as those governing confined space entry and process safety management, also apply to our operations, and our facilities are subject to OSHA inspection. Our operations are subject to privacy laws and federal and state laws governing labor and employment matters such as minimum wage, overtime, working conditions and employment eligibility requirements.

The FTC requires that our marketing and advertising and our feedstock suppliers be truthful, non-misleading, not deceptive to consumers, and consistent with the Guides for the Use of Environmental Marketing Claims, 16 C.F.R. Part 260, concerning recycling claims. The federal Lanham Act and federal antitrust laws govern our business activities and advertising claims. State law equivalents of false advertising claims laws apply and these laws may differ from each other in significant ways. They often are not preempted by federal laws.

Regulation Outside the United States

The commercialization of our product in Thailand and Europe may require that we, or the companies with whom we partner for each of the Thailand Facility and the Belgium Facility, obtain necessary evaluations for food packaging use under EFSA and comparable regulatory regimes in Asia.

The EU’s goal to harmonize legislation on food-contact substances is comparatively mature with respect to plastics, with a general framework of rules for clearing and marketing food packaging materials through a positive list system as well as specific rules for recycled plastics. The requirements are found in Commission Regulation No. 1935/2004/EC (“Framework Regulation”), Commission Regulation No. 2023/2006/EC (“GMP Regulation”), Commission Regulation No. 10/2011/EC (“Plastics Regulation”) and Commission Regulation No. 2022/1616 (“Recycled Plastics”). The Framework Regulation is the umbrella and the other requirements fall underneath it. Listings for polypropylene and propylene monomer (CASRN 75-56-9) are accompanied by reasonable overall or specific migration limits.

In the EU, the safety of residual additives in recycled resins is reviewed by the EFSA under the Recycled Plastics Regulation, while new additives will need to comply with the applicable specifications in the Plastics Regulation. For in scope processes, EFSA reviews the source and quality of the input material, the efficiency of the process to decontaminate the plastic and the intended use of the recycled plastic. The opinion of the EFSA is then communicated to the EC, who then takes a decision regarding the authorization of the recycling process. Due to administrative bottleneck issues, the timing of this review is uncertain for suppliers of recycled plastic. Falling outside the scope of this regulation are recycled plastics used behind a plastic functional barrier and post-industrial recycled from the production of plastic food-contact materials that have not yet been in contact with food and that are recycled within the manufacturing site. We have not yet determined our feedstock sources, applied for authorization or determined the status of our polypropylene resin under the applicable EU Directives, other than receiving authorization under REACH (as defined below) for limited quantities exported from the Ironton Facility.

Imports of ultra-pure recycled polypropylene (“UPR”) into the European Union are subject to Regulation (EC) No. 1907/2006 concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). The REACH Regulation imposes information, authorization, and restriction obligations, as applicable, with respect to substances included on the Candidate List as substances of very high concern (“SVHCs”), substances subject to authorization under Annex XIV, and substances subject to restrictions under Annex XVII. Polymers are exempt from registration under REACH; however, the propylene monomer contained in UPR is subject to registration in accordance with Article 6(3) of REACH. Based on the composition of UPR, no SVHCs above the applicable 0.1% (w/w) threshold have been identified. The propylene monomer has been duly registered under REACH through our appointed Only Representative (Knoell) pursuant to Article 8 of REACH (REACH Registration No. 01-2119447103-50-0426, registered on 06 October 2025). The Candidate List is subject to periodic updates by European Chemicals Agency, and future amendments could affect the regulatory status of substances contained in UPR.

Applicable approval processes and ongoing requirements in the EU and Asia may involve more time and expense than that required to obtain approvals in the U.S. We intend to meet these requirements ourselves or through distributors as required.

Intellectual Property

Pursuant to the License Agreement, P&G has granted a license to us to utilize P&G’s intellectual property, and we granted a sublicense of P&G intellectual property back to P&G under the terms of the License Agreement, with a limited right to sublicense by P&G (the “Grant-Back”) subject to volume and geographic restrictions for future plants outside of North America. Under the Grant-Back, for five years after July 28, 2020, the aggregate tonnage that could be produced under the Grant-Back was capped at 500,000 metric tons per year worldwide. After July 28, 2025, that aggregate annual tonnage was expanded to enable modest expansion across each of the six regions worldwide (generally, North America, Europe, China, Asia, Africa and Latin America). The License Agreement was amended to, among other things, waive P&G’s clawback exclusivity for plants in North America. With regard to the other regions of the world, subject to the achievement of certain construction and sales deadlines, P&G retains the right to a license exclusivity clawback, and tonnage limitations under the Grant-Back are waived if we or a sublicensee do not meet the following construction and sales timelines: for Europe and Asia, the start of plant construction must begin by December 31, 2027 and commencement of sales must occur by December 31, 2030; for Greater China and Latin America, construction must begin no later than December 31, 2032 and commence sales by December 31, 2035; and for Africa, the start of construction must occur by December 31, 2037 and sales must commence by December 31, 2040.

We have a limited right to sublicense the Technology to our affiliates and select third parties with the consent of P&G. All fourteen filed and granted patents are utility patents (as opposed to design patents and applications). All of the patents relate to our same core technology processes. This patent estate covers the proprietary process by which waste polypropylene is converted into recycled polypropylene resin; specifically, the method for separating and purifying polymers from the reclaimed and contaminated polypropylene, polyethylene and other polymers. The License Agreement also governs the ownership of process improvements. Improvements (as defined in the License Agreement) we invented are owned by us and are licensed back to P&G for the purpose of selling licensed product, while Improvements (as defined in the License Agreement) invented by P&G or jointly by P&G and us are owned by P&G and licensed to us. The license may become non-exclusive if we fail to make payments or undergo a change of control without the prior written consent of P&G. If we default under the License Agreement and the License Agreement is terminated, P&G fails to perform its obligations under these agreements, or our relationship with P&G is otherwise damaged or severed, this could have a material adverse effect on our business, results of operations or financial performance. In addition, P&G’s failure to consent to future sublicenses by us or our affiliates and select third parties would limit our ability to expand as contemplated by our current business plan.

The License Agreement will terminate upon the later of (a) the expiration of the last Licensed Patent (as defined in the License Agreement), and (b) the expiry date of the warrant between PCT and P&G (which was exercised on October 16, 2020). Under the License Agreement, 14 Utility Patents were filed and granted by the United States Patent and Trademark Office. Each Utility Patent will expire on the 20-year anniversary of the original application filing date, generally from 2035 through 2038.

Human Capital Resources

Employees & Demographics. As of December 31, 2025, we employed 174 team members. None of our employees are represented by a labor union.

Talent & Retention. With a keen focus on talent acquisition and retention, we believe that we have assembled a highly-talented team. Our robust talent acquisition program enables us to identify the right candidates through various sources (i.e., professional networks and internal referrals). Additionally, we strive to promote internally, if applicable.

Compensation Practice & Pay Equality. As we evolve, we will continue to evaluate the existing workforce to support the financial, mental and physical well-being of our employees. Pay structures are reviewed at least annually to ensure wages and salaries are fair and competitive with external labor markets.

Website Access to Securities and Exchange Commission Reports

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practicable after they are filed with, or furnished to, the SEC in the “Investors – SEC Filings & Reports” section of our website at https://www.purecycle.com/. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

You should carefully review this section in addition to the other information appearing in this Annual Report on Form 10-K, including the Company's consolidated financial statements and related notes, for important information regarding risks and uncertainties that affect the Company. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties that the Company is unaware of, or that are not currently believed to be material, may also become important factors that adversely affect the Company's business. If any of the following risks actually occur, the Company's business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Risks Related to PCT’s Status as a Low-Revenue Early Commercial-Stage Company

PCT is a low-revenue early commercial-stage company, and may never achieve or sustain profitability, which depends on the successful commercialization and scale-up of PureFive® resin products, and any other products PCT may develop in the future, to scale in the U.S., Europe and beyond.

PCT relies principally on the commercialization of its PureFive® resin, and any other products PCT may develop in the future, to generate revenue growth. This includes establishing sales, marketing and distribution capabilities to effectively market and sell PureFive® resin products in the U.S., Europe, Asia, and in other territories; expanding the number of Purification plants and Feed PreP facilities; and maintaining and growing relationships with offtake partners, feedstock suppliers, customers, and other strategic partners. Achieving these objectives also requires procuring and maintaining all required regulatory approvals.

Market uncertainties, particularly related to demand for PureFive® resin, and any other products PCT may develop in the future, pricing dynamics and feedstock costs, make it difficult to predict the timing or amount of increased expenses or the timing, if ever, of achieving profitability. If demand for PureFive® resin products does not grow as anticipated, or if PCT cannot secure sufficient feedstock, offtake commitments or favorable pricing, revenue levels may not increase as expected. Even if adoption improves, adverse market conditions, cost pressures or execution risks may prevent PCT from generating sufficient revenue to achieve or sustain profitability. PCT currently has no other material lines of business or sources of revenue beyond PureFive® resin products, and this lack of diversification may limit its ability to adapt to changing business conditions and could adversely affect its business, financial condition, results of operations and prospects.

The License Agreement sets forth certain construction and sales deadlines, which, if missed, could result in a termination or conversion of the license granted under the License Agreement.

Pursuant to the License Agreement, P&G has granted PCT a license to utilize certain P&G intellectual property. The License Agreement sets forth certain construction and sales deadlines for future facilities outside North America, which, if missed, could result in (i) a termination of the license granted under the License Agreement (if PCT is unable to make PureFive® resin at certain production volumes and at certain prices within a certain time frame) or (ii) conversion of the license to a non-exclusive license (if PCT is unable or unwilling to provide P&G with PureFive® resin at certain prices from the first plant). In the event the License Agreement is terminated or converted to a non-exclusive license, this could have a material adverse effect on PCT's business, financial condition, results of operations, and prospects.

PCT’s substantial indebtedness, restrictive covenants, and potential inability to obtain additional financing could materially and adversely affect its business, financial condition, results of operations and prospects.

As of December 31, 2025, PCT had total consolidated indebtedness of $363.7 million, including bonds payable to related parties and does not yet have any sources of material recurring revenue. PCT’s existing and future debt service obligations, together with restrictions in its financing arrangements and the uncertainty of access to additional capital, could have important consequences for the foreseeable future. A significant portion of cash flow from operating activities, if and when generated, will be required to service debt, which will reduce funds available for operations, capital expenditures, strategic initiatives, and other corporate purposes. PCT’s leverage may exceed that of some competitors, potentially placing it at a competitive disadvantage and increasing its vulnerability to market conditions, operational challenges, and changes in law or regulations. In addition, PCT’s ability to obtain additional financing for capital expenditures, and other needs may be impaired; by its existing debt and related covenants, as well as by general market conditions.

PCT’s debt agreements, including the Loan Agreement (as defined below), and certain other agreements to which PCT is or may become a party, contain operating, financial covenants and other restrictions that, among other things, limit PCT and its subsidiaries’ ability to incur additional debt, certain liens or other encumbrances, sell assets, transfer ownership interests, pay dividends, and enter into transactions with affiliates. These limitations could restrict activities that may be in PCT’s long-term interests and reduce its financial and operational flexibility. A failure to comply with covenants could result in an event of default under one or more agreements, permitting lenders to accelerate maturity, foreclose on collateral securing the debt, terminate commitments, or exercise other remedies. Cross-default provisions could compound these effects, and PCT might not have sufficient funds or resources to satisfy its obligations or to refinance or restructure such indebtedness on favorable terms or at all.

PCT will require additional financing to fund its operations and growth. There can be no assurance that additional capital will be available when needed, on acceptable terms or at all. Any such financing, if available, may involve the issuance of equity or equity-linked securities that are dilutive to existing stockholders, securities with preferences that are senior to the Company's Common Stock, or additional indebtedness that imposes restrictive covenants, collateral requirements, or repayment obligations, each of which could further constrain PCT’s operations and liquidity. PCT may also seek capital opportunistically due to favorable market conditions or strategic considerations even if it believes existing resources are adequate. If PCT cannot obtain financing when required or on reasonable terms, it may be unable to execute its business strategy, meet obligations as they come due, or maintain compliance with financial covenants, any of which would adversely affect its business, financial condition, results of operations and prospects.

PCT faces risks and uncertainties related to litigation, regulatory actions and investigations.

From time to time, PCT may be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with our feedstock suppliers and offtake partners as well as strategic partners, intellectual property disputes, additional volatility in the market price of our securities and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements may result in materially adverse monetary damages or injunctive relief against PCT. Any claims or litigation, even if fully indemnified or insured, could damage PCT’s reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal and regulatory proceedings described under Legal Proceedings in Note 13 - Commitments and Contingencies, to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K are subject to future developments and management’s view of these matters may change in the future.

Risks Related to PCT’s Operations

If PCT is unable to consistently execute capital investment projects to cost, schedule and operability targets, the Company's reputation, economic viability and ability to raise capital could be impacted, and construction of one or more additional PreP and Purification facilities may be delayed or abandoned.

Capital project execution for larger projects is inherently complex. Project execution will likely impact PCT’s current and future earnings and ability to grow. If PCT is unable to achieve its scheduled and operability targets, this could result in a loss of stakeholder confidence and damage to its enterprise value.

Additionally, the construction and commissioning of any new project, including PreP and Purification facilities, is dependent on a number of contingencies, many of which are beyond PCT’s control. There is also a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed construction site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, delays in delivery of certain long-lead items, insufficiency of water supply and other utility infrastructure, inadequate contractual arrangements or unanticipated or unforeseen regulatory requirements. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance and operations. No assurance can be given that construction will commence or be completed, or will be completed without further delay.

Delays in commissioning and obtaining an independent engineer’s certificate of operational performance at the Ironton Facility or any new project could severely impact PCT’s business, financial condition, results of operations and prospects.

PCT may not be able to achieve full commissioning and the certification of operational performance required by an independent engineer of the Ironton Facility due to a variety of factors including, but not limited to, the rates at which other plastics and additives can currently be removed from the Purification process, as well as challenges with sustaining continuous operations at full capacity over a number of consecutive days. Failure to achieve full commissioning, obtain the certification or sustain continuous operations at the Ironton Facility could severely impact PCT’s business, financial condition, results of operations and prospects, and impact PCT’s ability to comply with certain covenants under its debt agreements.

PCT currently relies on a single facility for all of its operations, and its business is not diversified.

PCT currently relies solely on the operations at the Ironton Facility, and there is no guarantee that the Planned Facilities will be constructed on the expected timeline, or at all. Adverse changes or developments affecting the Ironton Facility could impair PCT’s ability to produce PureFive® resin and impact its business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Ironton Facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption or outages, work stoppage, disease outbreaks or pandemics, equipment failure, delay in supply delivery, or shortages of material, equipment, or labor, would significantly disrupt PCT’s ability to grow and produce PureFive® resin products in a timely manner, or at all, meet its contractual obligations and operate its business. PCT’s equipment is costly to repair, and PCT’s equipment supply chains may be disrupted in connection with pandemics, trade wars or other factors. If any material amount of PCT’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect PCT’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage PCT has may not be sufficient to cover all of its potential losses and may not continue to be available to PCT on acceptable terms, or at all.

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

PCT is subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes that pose a risk to the security of its systems and networks and the confidentiality, availability and integrity of data. Disruptions or failures in the physical infrastructure or operating systems that support PCT’s businesses, offtake partners, feedstock suppliers and customers, or cyber-attacks or security breaches of PCT’s networks or systems or of third party suppliers and service providers, could result in the loss of customers and business opportunities, lawsuits, regulatory fines, penalties or intervention, reputational damage, loss of stakeholder confidence, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect PCT’s business, financial condition, results of operations and prospects. In addition, recently enhanced cybersecurity disclosure requirements increase the risk of regulatory scrutiny enforcement actions and securities litigation in the wake of a material cyber incident. Emerging artificial intelligence technologies may intensify these cybersecurity risks and introduce new governance and compliance obligations under evolving AI-related laws and guidance in the U.S. and abroad. In addition, PCT relies on third party software-as-a service and cloud providers for critical business functions, and any disruptions, misconfiguration or breach in these services could materially impact the Company's business. Increasing costs associated with cybersecurity protections may be costly and may also adversely affect the financial condition of PCT. While PCT attempts to mitigate these risks, PCT’s systems, data, networks, products, solutions and services remain potentially vulnerable to advanced and persistent cybersecurity threats.

PCT also maintains and has access to sensitive, confidential or personal data or information in its business that is subject to privacy and security laws, regulations and customer controls. Despite PCT’s efforts to protect such personal data or information, PCT’s facilities and systems and those of its customers, offtake partners, feedstock suppliers and third-party service providers may be vulnerable to cybersecurity incidents, theft, misplaced or loss of data, insider threats, supply chain risks, natural disasters, zero-day vulnerabilities, programming and/or human errors that could lead to the compromise of sensitive, confidential or personal data or information or unauthorized use or disruption of PCT’s systems and software.

PCT may be unable to sufficiently protect its proprietary rights and may encounter disputes from time to time relating to its use of the intellectual property of third parties.

PCT relies on its proprietary intellectual property, including registered trademarks and certain licensed intellectual property under the License Agreement and other documents to market, promote and sell PureFive® resin products. PCT monitors and protects against activities that might infringe, dilute, or otherwise harm its trademarks and other intellectual property and relies on the relevant patent, trademark and other laws of the U.S. and other countries. However, PCT may be unable to prevent third parties from using its intellectual property without authorization. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, provide less protection for PCT’s proprietary rights than the laws of the U.S. and present greater risks of counterfeiting and other infringement. To the extent PCT cannot protect its intellectual property, unauthorized use and misuse of PCT’s intellectual property could harm its competitive position and have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

Despite PCT’s efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of its technology and processes. PCT’s competitors and other third parties independently may design around or develop similar technology or otherwise duplicate PCT’s services or products such that PCT could not assert its intellectual property rights against them. In addition, PCT’s contractual arrangements may not effectively prevent disclosure of its intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of PCT’s intellectual property or proprietary information and the resulting loss of competitive advantage, and PCT may be required to litigate to protect its intellectual property and proprietary information from misappropriation or infringement by others, which is time consuming, expensive, could cause a diversion of resources and may not be successful.

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

Climate change, or legal, regulatory or market measures to address climate change may materially adversely affect the Company's financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to PCT’s future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires or flooding. Such extreme weather conditions could pose physical risks to PCT’s facilities and disrupt operation of PCT’s supply chain and may impact operational costs. The impacts of climate change on global resources may result in scarcity, which could in the future impact PCT’s ability to access sufficient equipment and materials in certain locations and result in increased costs.

Additionally, concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, PCT may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of PCT’s products. Likewise, a failure to comply with any current or future sustainability-related reporting requirements, as established by regulators in the U.S., Europe, and beyond, may result in loss of business, regulatory penalties, litigation, and/or reputational damage.

PCT may be negatively impacted by volatility in the political and economic environment, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact PCT’s business. Further, rising or prolonged high inflation may negatively impact PCT’s business and raise its costs, specifically with respect to the construction of the Planned Facilities and other future Purification and Feed PreP facilities. In the case of sustained inflation, it could become increasingly difficult to effectively mitigate the increases to PCT’s costs. If PCT is unable to take actions to effectively mitigate the effect of the resulting higher costs, PCT’s business, financial condition, results of operations and prospects could be adversely impacted.

Although the Federal Reserve began to reduce interest rates in late 2024 through 2025, they continue to remain higher than pre-pandemic levels. The Federal Reserve may continue to hold them at their currently high rates longer than expected. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect PCT’s offtake partners, feedstock suppliers and potential customers. Similarly, the ongoing military conflict between Russia and Ukraine and the current instability in the Middle East has created volatility in various markets and could have further global economic consequences, including disruptions of the global supply chain, increased costs and energy markets. Furthermore, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity concerns. Any such volatility, disruptions or market-wide liquidity concerns may adversely affect PCT’s business or the third parties on whom it relies. If the equity and credit markets deteriorate, including as a result of political or economic unrest or war, it may make necessary debt or equity financing, such as the financing necessary to fully fund the construction of the Planned Facilities, future Purification facilities and currently contemplated and future Feed PreP facilities and otherwise finance PCT’s expansion, more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased or sustained inflation can adversely affect PCT by increasing its costs, including labor and employee benefit costs. In addition, higher or sustained inflation, macro turmoil, uncertainty and market-wide liquidity concerns could also adversely affect PCT’s offtake partners, feedstock suppliers and potential customers, which could have an adverse impact on PCT’s business, financial condition, results of operations and prospects.

Risks Related to PCT’s Production of PureFive® Resin

There is no guarantee the Technology is scalable to commercial-scale profitability.

The Technology is based upon generally-available commercial equipment to process contaminated polypropylene into clean recycled polypropylene product. While PCT has constructed the FEU to demonstrate the process using the same or similar equipment (except at a smaller scale) as the Ironton Facility, and, for the most part, the Planned Facilities, the FEU does not operate at a commercial scale. The FEU test data was used to design the Ironton Facility equipment for commercial scale and testing under the intended operating conditions and configuration for the commercial-scale operation to verify reproducibility of results including color, melt flow index, moldability (tensile modulus and other measures) and the odor of the final PCT-produced polypropylene product. While that testing indicated that the FEU can generate recycled polypropylene product that, on average, meets all of its key parameter targets, PCT cannot guarantee these results will be achieved if or when the Ironton Facility, or any of the Planned Facilities, are operating at full capacity. PCT's ability to achieve commercial-scale profitability relies on its ability to commercially scale its operations. Further, of the four quality parameters for PureFive® resin, odor is the most difficult to characterize and measure. PCT’s goal is to generate product that will significantly reduce the odor of the offtake and be comparable or nearly comparable to virgin polypropylene with respect to level of odor, but PCT cannot guarantee that the Ironton Facility, or any of the Planned Facilities, will be capable of achieving the quality parameters of PureFive® resin on a consistent basis to achieve profitability on a commercial scale. The Ironton Facility’s, or any of the Planned Facilities', failure to consistently achieve the quality parameters for PureFive® resin at higher rates could impact PCT’s business, financial condition, results of operations and prospects if the possible shortfalls versus specification are not effectively remedied per contract.

Furthermore, each of the Thailand Facility and Belgium Facility are expected to be larger 130 million-pound per year Purification facilities and the Augusta Facility is planned to be PCT’s first scaled-up facility model, with an expected capacity of 300 million pounds per year. PCT is currently working on engineering for the Thailand Facility and Belgium Facility, and pre-engineering for the design and installation of the scaled-up Purification facility at the Augusta Facility, and there is no guarantee that these efforts will be successful. If the Thailand Facility and Belgium Facility are not completed and operational, and the Augusta Facility fails to achieve the expected efficiencies, including across the construction and permitting processes, as well as fails to reduce average capital expenditures per plant and reduce overall operating costs, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.

PCT may not be successful in consummating strategic endeavors for the sale of PureFive® resin products.

PCT may not be successful in efforts to establish or consummate strategic endeavors, or other alternative arrangements for the sale of PureFive® resin products because PCT’s products may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view PCT’s product as having the requisite potential to demonstrate commercial success.

If PCT is unable to reach agreements with existing or future customers on a timely basis, on acceptable terms or at all, PCT may have to curtail the development of PureFive® resin products, reduce or delay the development program, delay potential commercialization, reduce the scope of any sales or marketing activities or increase expenditures and undertake development or commercialization activities at PCT’s own expense. If PCT elects to fund development or commercialization activities on its own, PCT may need to obtain additional expertise and additional capital, which may not be available on acceptable terms or at all. If PCT fails to enter into collaborations and does not have sufficient funds or expertise to undertake the necessary development and commercialization activities, PCT may not be able to further develop product candidates and PCT’s business, financial condition, results of operations and prospects may be materially and adversely affected.

PCT’s failure to secure sufficient quantities of waste polypropylene could have a negative impact on PCT’s business, financial condition, results of operations and prospects.

PCT’s ability to procure a sufficient quantity and quality of post-industrial and post-consumer waste that contains high levels of polypropylene as feedstock is dependent upon certain factors outside of PCT’s control, including, but not limited to, changes to pricing levels for waste polypropylene, recycled polypropylene and non-recycled polypropylene, shortages in supply, interruptions affecting suppliers (including those due to operational restraints, industrial relations, transportation difficulties, accidents or natural disasters), or the introduction of new laws or regulations that make access to waste polypropylene more difficult or expensive. Additionally, while PCT believes it has sourced sufficient feedstock of desirable quality and with high levels of polypropylene, and that it has the ability to increase polypropylene content at its pre-processing facilities, it cannot guarantee that feedstock suppliers will have sufficient quantities available and at the appropriate specifications in accordance with their respective agreements with PCT. If feedstock is not available to PCT in sufficient quantity and of requisite quality and with high levels of polypropylene, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.

Because PCT’s global expansion requires sourcing feedstock and supplies and shipping product around the world (including Asia and Europe), changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect PCT’s business, financial condition, results of operations and prospects.

PCT’s global expansion model, which includes the construction of the Planned Facilities, will require sourcing additional feedstock in the U.S. and from suppliers around the world. The U.S. federal government, the Belgian government, the Thai government and other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations that would affect PCT’s global expansion model. For example, the U.S. government has imposed and expanded tariffs and other trade measures on certain foreign imports into the U.S., particularly from China, Canada, and Mexico. If any restrictions or significant increases in costs or tariffs are imposed related to feedstock sourced from Asia, Europe, or elsewhere, as a result of amendments to existing trade agreements, and PCT’s supply costs consequently increase, PCT may be required to raise PureFive® resin product prices, which may result in decreased margins, the loss of customers, and a material adverse effect on PCT’s financial results. The extent to which PCT’s margins could decrease in response to any future tariffs is uncertain. PCT continues to evaluate the impact of effective trade agreements, as well as other recent changes in foreign trade policy on its supply chain, costs, sales and profitability, which could negatively impact PCT’s business, financial condition, results of operations and prospects. Any such impact could be material.

There is no guarantee the Feed PreP facilities will be viable or achieve the expected efficiencies.

In conjunction with future Purification facilities, PCT expects to build and operate Feed PreP facilities in locations geographically near the feed sources in an effort to optimize PCT’s supply chain economics. These Feed PreP facilities are expected to employ feedstock processing systems with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic), such as plastic bales between #1 and #7. There is no guarantee that the Feed PreP facilities will be successful. If the feedstock processing systems don’t operate as expected, or in a commercially viable manner or are constrained from receiving permits necessary to operate the facilities by city, country or state regulations; the Feed PreP facilities fail to achieve the expected efficiencies, including due to increased shipping costs; as well as fail to reduce average expenditures on feedstock and reduce overall operating costs, PCT’s business, financial condition, results of operations, and prospects could be materially adversely impacted.

There is no guarantee the “Feedstock+” pricing model will be successful.

PCT’s Feedstock+ pricing model for offtake agreements uses a formula based on: (i) a secondary materials per pound pricing index for curbside bales divided by a fixed polypropylene yield loss modifier, plus (ii) a fixed base price per pound covering PCT’s operating and conversion costs. The Feedstock+ pricing model is designed to mitigate the impact on PCT’s operating margins by incorporating the feedstock market price fluctuations, upside and downside, into the PureFive® price. There is no guarantee that the Feedstock+ pricing model will be successful and that most of or all of the counterparties will enter into offtake agreements with PCT using this pricing model in sufficient numbers, or at all. Additionally, counterparties may attempt to reduce or eliminate the fixed base price, which would reduce and potentially eliminate the effort to de-risk PCT’s operating margins. If PCT is unable to incorporate its Feedstock+ pricing model into its future offtake agreements, in part or at all, or unable to negotiate a sufficiently high fixed base price or procure feedstock above the secondary materials markets pricing index, PCT’s business, financial condition, and results of operations and prospects could be materially adversely impacted.

PCT is subject to many hazards and operational risks at its manufacturing facility that can result in potential injury to individuals, disrupt its business, and subject PCT to liability and increased costs, any of which could have a material adverse effect on PCT’s business, financial condition and results of operations.

PCT’s processes involve the controlled use of chemicals, including flammable and combustible materials that are potentially hazardous. As a result, PCT’s operations are subject to various industrial risks, including discharges or releases of flammable or hazardous materials, dangers resulting from confined operating spaces, fires, or explosions. These risks can result in personal injury, loss of life, catastrophic damage to or destruction of property and equipment or environmental damage, and related legal proceedings, including those commenced by regulators, neighbors, or others. Additionally, PCT may not be able to timely source and install replacement parts for damaged or broken equipment, which could result in an unanticipated interruption or suspension of operations having both financial and customer supply impacts, along with reputational damage and the imposition of liability. Notwithstanding PCT’s extensive safety procedures and training, relief and depressurization systems, emergency shutdown systems, safety instrumented systems and interlocks, fire and gas detection, and fire suppression systems, the risk of injury or property damage cannot be completely eliminated. While PCT believes that it maintains adequate insurance coverage, PCT cannot guarantee that it will be able to maintain adequate insurance at reasonable rates or that its insurance coverage will be adequate to cover future claims that may arise. In the event of an incident or accident, PCT’s business could be disrupted and PCT could be liable for damages, and any such liability could exceed PCT’s resources, and have a negative impact on its financial condition and results of operations. The loss or shutdown over an extended period of operations at any of PCT’s facilities or any losses relating to these risks could also have a material adverse impact on its business, financial condition, results of operations and prospects.

Risks Related to the Market for PureFive® Resin

The market for PureFive® resin is still in the development phase and the acceptance of PureFive® resin by manufacturers and potential customers is not guaranteed.

PCT has agreed to one or more strategic partnership term sheets to enter into offtake agreements with a term of 20 years, whereby PCT guarantees the PureFive® resin products to meet specific criteria for color and opacity. There is no odor specification in the offtake agreements. Any such changes to the strategic partnership term sheets may require modifications to PCT’s executed offtake agreements for the Ironton Facility and the Planned Facilities. Pursuant to the strategic partnership term sheets and PCT’s executed offtake agreements, PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, the customer’s internal policies, and technical, safety, and other qualifications for PureFive® resin use in the customer’s products. The inability of PCT to provide product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects. The premium pricing depicted in recent offtake agreements may also adversely affect the acquisition of new customers. Furthermore, future market trends for recycled product, changes in brand owner strategies and changes in consumer preferences for circular or low carbon footprint products could reduce PCT’s customer’s demand for PureFive® resin, which would be likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.

Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.

PCT expects the price of its PureFive® resin will command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin polypropylene, but there is no guarantee of this result. While most offtake agreements have been executed using the Feedstock + pricing model, certain of PCT’s legacy strategic partnership agreements’ pricing formulas for PureFive® resin use a pricing formula based on fixed and index pricing using historical and forecast pricing for virgin resin produced from fossil fuels. If PCT is unable to modify the legacy terms to a Feedstock+ pricing, or should the modeled index price for virgin resin be materially lower than the cost to produce PureFive® resin from waste polypropylene feedstock, PCT would have to absorb the cost difference between virgin resin and PureFive® resin production for those customers, and PCT’s business, financial condition, results of operations and prospects may be materially adversely impacted.

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

PCT operates in a competitive global market for polypropylene sources — both virgin and recycled polypropylene. Competitors or new entrants might develop new products or technologies that compete with PCT and its proprietary Technology. PCT cannot predict changes that might affect its competitiveness or whether existing competitors or new entrants might develop products that reduce demand for PCT’s PureFive® resin products. The development of new products or technologies that compete with PCT’s PureFive® resin products may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

In addition, PCT has granted a sublicense of P&G intellectual property back to P&G under the terms of the License Agreement, with a limited right to sublicense by P&G (the “Grant Back”). Under the Grant Back, for five years after July 28, 2020, the aggregate tonnage that was produced under the Grant Back was capped at a certain level per year worldwide. Since July 28, 2025, the aggregate annual tonnage was expanded for each of the six regions worldwide. P&G has agreed that territory under the Grant Back excluded the start of construction of a plant within a certain radius of the Ironton Facility until July 28, 2025, and that P&G will not be bound by the tonnage limitations if certain construction and sales deadlines are not met for future facilities in other regions. If P&G is able to establish production, either on its own or through a sublicense agreement with another partner, in any territory, P&G production will now be capped within that territory. If P&G sublicenses the P&G intellectual property under the Grant Back to other manufacturers, the aggregate production of recycled polypropylene resin and supply to markets could increase, adversely impacting PCT’s business, financial condition, results of operations and prospects.

Delays to direct customer commercial sales may adversely impact PCT's financial results.

In addition to sales through distributors, PCT’s current business model is reliant on sales directly to companies that value sustainability. The process for obtaining customer acceptance of PureFive® resin as a substitute and/or replacement for traditional virgin or mechanically recycled polypropylene, and the ability to sell into a customer’s supply chain, is typically dependent upon the successful trials from one or more samples of PCT’s PureFive® resin. These trials could take an extended period of time, depending upon the application into which PCT’s PureFive® resin will be used. The ability for PCT to fund its operations and service its debt requirements is highly dependent upon PCT’s ability to develop meaningful commercial sales directly to customers. The failure to obtain timely customer approval and extended delays in customers’ adoption of PCT’s PureFive® resin as a substitute for a customer’s existing polypropylene supplies may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

Risks Related to Regulatory Developments

PCT may not be able to meet applicable regulatory requirements for the use of PCT’s PureFive® resin in food-grade applications, and, even if the requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to the PureFive® resin and PCT’s facilities will be time-consuming and costly.

The use of PureFive® resin in food-grade applications is subject to regulation by the FDA. In order for the PureFive® resin to be used in food-grade applications, PCT may request one or more LNOs from the FDA, as described in Government Regulation - FDA Requirements in Item 1.

The Company has received LNOs from the FDA that allow the Company's purified product to be used for all food types per the FDA’s COU listed and per all applicable authorizations in the food-contact regulations listed in the 21 CFR (Code of Federal Regulations, Title 21).

The process for obtaining further LNOs will include FDA evaluation of the PCT Purification process and the Technology. All LNOs require that feedstock used in the PCT process should comply with all applicable authorizations, including 21 CFR 174.5 - General provisions applicable to indirect food additives, and may be impacted by evolving FDA expectations. The Company is conducting additional testing and plans to make further LNO submissions. In addition, as needed, individual surrogate challenge testing and migration studies will be conducted to simulate articles in contact with food.

The process of obtaining FDA regulatory approval requires the expenditure of substantial time and significant financial resources. The FDA could refuse to approve further LNO applications, a decision may be delayed if the FDA has questions about the data or other aspects of the filing, or the review schedule may be extended if there are a significant number of LNO requests pending. LNOs are also FDA staff opinions rather than formal approvals, and continued reliance depends on consistency in responses. Material changes may require new submissions and could alter prior conclusions. All of the above could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.

Furthermore, changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect PCT’s business, financial condition, results of operations and prospects.

The use of PureFive® resin will also be subject to foreign regulatory schemes in Europe and Asia, including, but not limited to, the EC, the EFSA, the Federal Agency for the Safety of the Food Chain (the “FASFC”) in Belgium, the Association of Southeast Asian Nations (the “ASEAN”), and the Thai Food and Drug Administration (the “TFDA”) in Thailand. The EU has a general framework of rules for clearing and marketing food packaging materials through a positive list system as well as specific rules for recycled plastics. PCT is currently advancing the authorization process in Europe and hopes to receive the final authorizations in 2026.

PCT also expects to encounter regulations in most, if not all, of the countries in which PCT may seek to expand, and PCT cannot be sure that it will be able to obtain necessary approvals in a timely manner or at all. If PCT’s PureFive® resin does not meet applicable regulatory requirements in a particular country or at all, then PCT may face hindered or reduced market demand in those countries and PCT’s business, financial condition, results of operations and prospects may be adversely affected.

The various regulatory schemes applicable to PCT’s PureFive® resin will continue to apply following initial approval. Monitoring regulatory changes and ensuring the Company's ongoing compliance with applicable requirements is time-consuming and may affect PCT’s business, financial condition, results of operation and prospects. If PCT fails to comply with such requirements on an ongoing basis, PCT may be subject to fines or other penalties, or may be prevented from selling PureFive® resin products, and PCT’s business, financial condition, results of operation and prospects may be harmed.

Legislative, regulatory or judicial developments could affect PCT’s business, financial condition, results of operations and prospects.

PCT’s activities and plants are subject to extensive air, water and other environmental and workplace safety laws and regulations at the federal and state level. In addition, PCT will be subject to additional regulatory regimes upon expanding to new regions, including foreign regulatory authorities in the EU, such as the EC, the EFSA, and the FASFC, foreign regulatory authorities in the ASEAN such as the TFDA, and similar regulatory authorities. Some of these laws require or may require PCT to operate under a number of environmental permits. These laws, regulations and permits can often require pollution control equipment or operational changes to limit actual or potential impacts to the environment. These laws, regulations and permit conditions evolve in time and may become more difficult to comply with. A violation of these laws, regulations or permit conditions could result in substantial fines, damages, criminal sanctions, permit revocations and/or a plant shutdown. In addition, proposals relating to recycling or recycling content and prohibitions on certain types of plastic products have been introduced and/or adopted in various jurisdictions, and it is anticipated that similar legislation or regulations may be proposed in the future at federal, state, and local levels, both within the U.S. and elsewhere. Any such action may have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

Risks Related to Human Capital Management

PCT is dependent on management and key personnel, and PCT’s business would suffer if it fails to retain its key personnel and attract additional highly skilled employees.

PCT’s success is dependent on the specialized skills of its management team and key operating personnel. This may present particular challenges as PCT operates in a highly specialized industry sector, which may make replacement of its management team and key operating personnel difficult. A loss of the management team members or key employees, or their failure to satisfactorily perform their responsibilities, could affect a variety of roles. Loss of key personnel may also heighten any operational exposures should staff be pulled into multiple activities simultaneously due to challenges related to retention and recruitment, and may result in significant attrition of high caliber and high potential employees, loss of key skills and a noticeable decline in employee morale. Ultimately, the loss of high caliber and high potential team members could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.

PCT’s future success will depend on its ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of its organization, particularly research and development, recycling technology, operations and sales. Trained and experienced personnel are in high demand and may be in short supply, and tight labor markets, evolving workplace expectations and immigration/work-authorization constraints could further limit availability and increase costs. Many of the companies with which PCT competes for experienced employees have greater resources than PCT does and may be able to offer more attractive terms of employment. In addition, PCT invests significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. PCT may not be able to attract, develop and maintain the skilled workforce necessary to operate its business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which may negatively impact PCT’s business, financial condition, results of operations and prospects.

Risks Related to PCT’s Common Stock

Future sales of shares of the Company's Common Stock by existing stockholders may depress its stock price.

In connection with the closing of the Business Combination (as defined below), holders of the Class A Units, Class B preferred Units, Class B-1 preferred Units and Class C Units of PCT LLC and the holders of such units, the “PCT Unitholders”) representing at least 70% of PCT LLC’s outstanding membership interests entered into the Investor Rights Agreement, whereby such PCT Unitholders agreed, with certain limited exceptions, to lock up the shares of Company's Common Stock they received in the Business Combination (the “IRA Lock-up”). On March 17, 2026, the IRA Lock-up will expire pursuant to its terms, and the PCT Unitholders will be able to sell the final 33.33% of such PCT Unitholder’s shares of the Company’s Common Stock (or 50% of such PCT Unitholder’s shares of the Company’s Common Stock with respect to certain affiliates of PCT LLC at the time of the Business Combination).

Following the expiration of the IRA Lock-up, the PCT Unitholders will not be restricted from selling their shares of the Company’s Common Stock, other than by applicable securities laws. The timing or volume of sales or possible sales of these shares could have the effect of increasing the volatility in PCT’s share price or the market price of the Company’s shares of Common Stock could decline if a large amount of the Company’s shares of Common Stock are sold by the PCT Unitholders or if a large amount of the PCT Unitholders are perceived by the market as intending to sell the shares of Company Common Stock held by them. These sales, or the possibility that these sales could occur, may make it more difficult for the Company or its stockholders to sell equity securities in the future at a time and at a price that the Company or its stockholders deem appropriate.

Certain current and former stockholders of PCT have the right to elect a certain number of directors to PCT’s board of directors (the "Board").

Pursuant to a letter agreement entered into between Pure Crown LLC (“Pure Crown”) and PCT, dated October 5, 2020, Pure Crown is entitled to select one director to the Board (the “Pure Crown Director”), and Pure Crown designated Ms. Tanya Burnell as the current Pure Crown Director. For so long as Pure Crown has this right to select one director to the Board, any vacancy with respect to the Pure Crown Director may only be filled by Pure Crown.

Furthermore, pursuant to the board representation agreement, dated March 7, 2022, between PCT and Sylebra Capital Management (“Sylebra”), Sylebra has been granted the right to designate (i) one person to be nominated for election to the Board so long as Sylebra, together with its affiliates, beneficially owns at least 10.0% of the Company’s Common Stock, and (ii) two persons to be nominated for election to the Board so long as Sylebra together with its affiliates beneficially owns at least 15.0% of the Company’s Common Stock, subject to certain exceptions, including that Sylebra together with its affiliates will not be entitled to designate more than two nominees. Accordingly, Sylebra is currently entitled to designate two directors for nomination, and has designated Daniel Gibson and Valerie Mars to serve on the Board.

Future offerings of debt or offerings or issuances of equity securities by PCT may adversely affect the market price of PCT’s Common Stock or otherwise dilute all other stockholders.

In the future, PCT may attempt to obtain financing or further increase PCT’s capital resources by issuing additional shares of PCT’s Common Stock or offering debt, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. PCT also expects to grant equity awards to employees, directors, and consultants under PCT’s stock incentive plans. The implementation of PCT’s business strategy could require substantial additional capital in excess of cash from operations. PCT would expect to obtain the capital required for the implementation of its business strategy through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations, which may be effectuated through private financings.

Issuing additional shares of PCT’s Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of PCT’s existing stockholders or reduce the market price of PCT’s Common Stock, or both, and could be constrained by stock exchange rules that may require prior stockholder approval for certain large or below-market issuances. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of PCT’s available assets prior to the holders of PCT’s Common Stock. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit PCT’s ability to pay dividends to the holders of PCT’s Common Stock. PCT’s decision to issue securities in any future offering will depend on market conditions and other factors beyond PCT’s control, which may adversely affect the amount, timing and nature of PCT’s future offerings.

Conversion of the Green Convertible Notes and the Convertible Preferred Shares (each as defined below) may dilute the ownership interest of PCT stockholders or may otherwise depress the price of the Company's Common Stock.

The conversion of some or all of the $250.0 million in aggregate principal amount of 7.25% Green Convertible Senior Notes issued on August 24, 2023 (the "Green Convertible Notes") or the Series B Convertible Perpetual Preferred Stock issued to certain investors pursuant to binding subscription agreements entered into on June 16, 2025 (the “Convertible Preferred Shares”) may dilute the ownership interests of PCT stockholders.

Upon conversion of the Green Convertible Notes, PCT has the option to pay or deliver, as the case may be, cash, shares of PCT Common Stock, or a combination of cash and shares of PCT Common Stock. If PCT elects to settle the conversion obligation in shares of PCT Common Stock or a combination of cash and shares of PCT Common Stock, any sales in the public market of PCT Common Stock issuable upon such conversion could adversely affect prevailing market prices of PCT Common Stock. In addition, the existence of the Green Convertible Notes may encourage short selling by market participants because the conversion of the Green Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Green Convertible Notes into shares of PCT Common Stock could depress the price of PCT Common Stock. Holders of the Convertible Preferred Shares may elect to convert such Convertible Preferred Shares into shares of PCT Common Stock at any time.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

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

▪
risk assessments designed to help identify cybersecurity risks to PCT’s information systems, data, services, and its broader enterprise IT environment;
▪
a security team principally responsible for managing PCT’s cybersecurity risk assessment processes, PCT’s security controls, and PCT’s response to cybersecurity incidents;
▪
the use of certain external service providers, where appropriate, to assess, test or otherwise assist with aspects of PCT’s security processes;
▪
cybersecurity awareness training of PCT’s employees, incident response personnel and senior management;
▪
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
▪
a third-party cyber risk management process for third parties that interact with the Company's systems and data including, among other things, a security assessment and contracting program for such third-parties based on their risk profile and threats associated with third-party technologies and systems that leverage artificial intelligence; and
▪
the use of industry frameworks and controls from the National Institute of Standards and Technology ("NIST"), including NIST Cybersecurity Framework, v2.0. However, this does not mean that we will meet or maintain any particular technical standard, specification, framework, or requirement in the future, but rather we use the NIST Cybersecurity Framework and other standards as a guide to help us identify, assess and manage cybersecurity risk relevant to our business.

As of the date of this Form 10-K, PCT has not identified risks as a result of prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect, PCT’s operations, business strategy, results of operations, or financial condition. PCT faces certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect PCT, including PCT’s operations, business strategy, results of operations, or financial condition. See also “Risk Factors – Cybersecurity incidents and the failure to maintain the integrity of PCT’s systems or infrastructure, or those of third parties with which PCT does business, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.”

Cybersecurity Governance

PCT’s Board considers cybersecurity risk as part of its risk oversight. Oversight of cybersecurity and other information technology risks, as well as management’s implementation of PCT’s cybersecurity risk management program, is the responsibility of the Board.

While the Board has delegated to the Audit and Finance Committee the responsibility to discuss with management and the independent auditors PCT’s underlying policies and guidelines with respect to risk assessment and risk management, including with respect to cybersecurity, data privacy, data security and continuity, not less than once annually, the full Board receives a briefing from management on PCT’s cybersecurity risk management program and ongoing initiatives and strategies to address and monitor specific cybersecurity risks. Presentations on cybersecurity matters are provided to the Board by PCT’s information technology (“IT”) leadership. In addition, management updates the Audit and Finance Committee and the Board, as necessary, regarding any significant cybersecurity incidents, to the extent any occur. PCT’s Director of IT has over 20 years of experience in cybersecurity management and information systems. Management, along with third-party assistance from a recognized expert in unified cybersecurity and compliance expertise, monitors, manages, and assesses PCT’s risks from cybersecurity threats.

Item 2. Properties.

Our corporate headquarters is leased and located in Orlando, Florida. The following table sets forth our principal operating facilities as of December 31, 2025. These facilities are well-maintained, are suitable and adequate for their use and have sufficient capacity for our current needs and expected near-term growth.

Location	Use
Lawrence County, Ohio	Purification Facility and FEU
Durham, North Carolina	Research and Development Lab
Denver, Pennsylvania	Feed PreP Facility

Additionally, we have reached an agreement on a lease for the land in Rayong, Thailand, and have leases in place for tracts of land in Antwerp, Belgium and Augusta, Georgia, on which we plan to build Purification facilities. See Item 1. Business for a discussion of the Thailand Facility, the Belgium Facility, and the Augusta Facility and their respective site locations.

Item 3. Legal Proceedings.

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 13 - Commitments and Contingencies to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10‑K.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our units, Common Stock and public warrants trade on NASDAQ under the symbols “PCT,” “PCTTW” and “PCTTU,” respectively.

Holders of Record

As of February 23, 2026 there were (i) 162 holders of record of our Common Stock, (ii) 1 holder of record of our units, and (iii) 1 holder of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of our Common Stock, units, or warrants that are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any dividends on our Common Stock to date. It is our present intention to retain any earnings for use in our business operations and, accordingly we do not anticipate that the Board will declare any dividends in the foreseeable future on our Common Stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Common Stock to the total returns on the Russell 2000 Stock Index and the Standard & Poor’s ("S&P") Small Cap 600 Materials Stock Index. The changes for the periods shown in the graph assume that $100 had been invested in PureCycle stock and each index at the close of trading on the first day subsequent to closing of the Business Combination, and that all dividends, if any, were reinvested. The graph is presented pursuant to SEC rules and is not meant to be an indication of the Company's future performance.

Stock Performance Graph
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$-
March 17, 2021
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
PureCycle Technologies, Inc.
Russell 2000
S&P 600 Small Cap 600 Materials

	March 17, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
PureCycle Technologies, Inc.	$100.00	$33.11	$23.39	$14.01	$35.47	$29.72
Russell 2000	$100.00	$96.88	$77.08	$90.13	$100.53	$113.41
S&P Small Cap 600 Materials	$100.00	$102.88	$96.62	$115.92	$117.10	$134.12

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 15 - Equity-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its Common Stock for the fourth quarter of 2025.

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	3,254	$11.71	—	$—
November 1 to November 30	23,910	8.15	—	—
December 1 to December 31	12,250	9.26	—	—
Total	39,414	$8.79	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the audited consolidated financial statements, together with related notes thereto, included elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, "PCT", and “the Company” are intended to mean the business and operations of PCT and its consolidated subsidiaries.

Overview

We are a Florida-based corporation focused on commercializing a patented dissolution recycling technology to physically separate the polymer from other plastics, color, odors and impurities (the “Technology”), originally developed by The Procter & Gamble Company (“P&G”), for restoring waste polypropylene into resin, called PureFive® resin, which has similar properties and applicability for reuse as virgin polypropylene. We have a global license for the Technology from P&G, which was amended during 2025 to permanently waive the possible clawback of our exclusivity for plants located in North America and extend the time in which our plants must begin construction and commence sales in other regions to avoid a clawback of exclusivity under the license agreement. We have introduced an important new segment to the global polypropylene market that will assist multinational corporations in meeting their sustainability goals as well as federal and state regulations and mandates, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

Our process includes the following steps:

•
Feed PreP collects, sorts, and prepares polypropylene waste (“feedstock”) for Purification.
•
Purification is a dissolution recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially-available equipment and unit operations. The Purification process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity and odor of the plastic without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, we are able to use significantly less energy and reduce production costs as compared to virgin resin.
•
Compounding, which involves blending our resin with either virgin resin or additives, is a step that can be used on a case-by-case basis. Compounding allows for the modification of the resin to meet the end-user’s qualifications with melt flow, flexibility, clarity, color and strength being some of the properties that can be tailored through compounding.

During 2025, we completed various capital raises to fund operations and to fund future capital requirements for facilities expansion. In February 2025, we entered into subscription agreements (the "Offering") with certain investors in a private placement for an aggregate of 4,091,293 shares of our Common Stock at a price of $8.0655 per share. The gross proceeds from the Offering were approximately $33.0 million, before deducting fees and other estimated offering expenses. Further, during 2025, we sold $41.9 million in aggregate par amount of Southern Ohio Port Authority Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series ("Series A Bonds") owned by PCT LLC at a price of $880 per $1,000 principal amount under a bond purchase agreement, for net proceeds of $36.9 million.

In June 2025, we sold $300.0 million in aggregate amount (before deducting placement agent fees and other offering expenses) of Series B Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series B Convertible Perpetual Preferred Stock”) to various investors, including related parties, in a private placement transaction.

In June 2025, we outlined our future growth plans to increase our installed capacity, which includes the following:

•
We announced that we will begin construction of a 130 million pound per year polypropylene recycling facility in Thailand (the "Thailand Facility"). We will be working with IRPC Public Company Limited ("IRPC") at IRPC’s eco-industrial zone in Rayong, Thailand. IRPC is an integrated petrochemical operator in Southeast Asia. Its production structure comprises petroleum and petrochemical complexes, complete with utilities and infrastructure supporting the operations, including a deep-sea port, oil depots and power plants. We intend to leverage this existing site infrastructure to reduce the costs of certain construction activities. The permitting process has begun for this site, and the Thailand Facility is expected to become operational in late 2027.
•
We also plan to construct a 130 million pound per year polypropylene recycling facility at our Antwerp, Belgium site (the "Belgium Facility"). We are currently drafting the permit application in Belgium and plan to submit our permit application with the relevant authorities (Province of Antwerp) in 2026. The Belgium Facility is projected to become operational in mid to late 2028.
•
We have modified our original plans for the facility in Augusta, Georgia (the "Augusta Facility") to build a single-line Purification facility, designed to produce 300 million pounds per year of recycled polypropylene. The design of the larger Purification facility is in process and will incorporate learnings from our Ironton Facility. The Augusta Facility is planned to be integrated with pre-processing ("PreP") and compounding assets. We expect to have the expanded Purification line at the Augusta Facility operational by 2030. It is possible that additional, scaled-up lines could be added to the Augusta Facility at a later date.

Letter of No Objection Submission and the Granting of FDA Food Packaging Clearances for Certain Feedstocks

Our FDA food-contact grade resins are, subject to certain conditions, capable of being used for all food types per the COUs listed and per all applicable regulations.

During 2025, we received additional FDA LNOs, which expand upon previous LNOs and allows our PureFive® resin to be produced under a broader range of process conditions. These broader conditions allow for greater flexibility and reduced energy usage in the Purification process. Subject to operating under these process conditions, our resin can be used in articles in contact with all types of food under FDA’s COU "A" (“high temperature heat-sterilized”) through "H" (“frozen or refrigerated storage: ready-prepared foods intended to be reheated in containers at time of use”), provided the feedstock comes from food-contact articles and complies with all applicable authorizations.

We are conducting additional testing and plan to make further LNO submissions for additional post-consumer recycled feedstock sources and expanded COUs.

Components of Results of Operations

Revenue

Our revenue is primarily generated from the sale of recycled and compounded polypropylene resin pellets or co-products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. Net sales revenue is recognized on the net amount expected to be received by the Company from the customer.

Operating Costs

Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at our operating facilities, including feedstock, rent, depreciation, repairs and maintenance, utilities and supplies. We expect our operating costs to increase as we continue to scale operations and increase headcount.

Research and Development Expense

Research and development expense consists primarily of costs related to the development of the Technology, the facilities and equipment that will use the Technology to purify recycled polypropylene, and the processes needed to collect, sort, and prepare feedstock for Purification. These include mainly personnel costs, depreciation for long-lived assets, third-party consulting costs, and the cost of various recycled waste. Research and development expenses include evaluation of new front-end feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks we can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses for our corporate, executive, finance and other administrative functions and professional services, including legal, audit and accounting services. Costs attributable to the design and development of the Feed PreP and Purification facilities are capitalized and, when placed in service, depreciated over the expected useful life of the asset through selling, general and administrative expense. We expect our selling, general, and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business and build future Purification-related facilities.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our operating results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change
Revenues	$8,355	$—	$8,355
Operating expenses
Cost of operations	109,313	85,762	23,551
Research and development	5,925	6,480	(555)
Selling, general and administrative	59,483	53,140	6,343
Write-down of long-lead equipment	15,070	—	15,070
Total operating costs and expenses	189,791	145,382	44,409
Operating loss	(181,436)	(145,382)	(36,054)
Other expense/(income)
Interest expense	64,446	56,850	7,596
Interest income	(5,860)	(5,194)	(666)
Change in fair value of warrants	(61,742)	71,610	(133,352)
Loss on extinguishment of debt	4,394	21,214	(16,820)
Other income, net	(1,079)	(647)	(432)
Total other expense	159	143,833	(143,674)
Loss before income taxes	(181,595)	(289,215)	107,620
Provision/(benefit) for income taxes	970	(79)	1,049
Net loss	$(182,565)	$(289,136)	$106,571

Revenues

The Company reported approximately $8.4 million and no revenues during the years ended December 31, 2025 and 2024, respectively. The Company is currently in various stages of customer application trials, which is anticipated to generate revenue growth in future periods.

Cost of Operations

Cost of operations increased approximately $23.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Cost of operations for the year ended December 31, 2025 included approximately $16.3 million of higher production-related costs due to the ramp-up in production that occurred during the year, a $3.7 million loss on disposal of fixed assets, and $3.1 million of higher facilities costs attributable to the opening of our Feed PreP facility in Denver, Pennsylvania in September of 2024, and the expansion of offsite storage and processing space.

Research and Development Expenses

Research and development expenses decreased approximately $0.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This decrease was primarily driven by $0.8 million of lower employee costs and $0.1 million of lower operational site costs, partially offset by $0.3 million of higher research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $6.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This increase was primarily driven by $9.0 million of higher professional services and contract labor driven by preliminary planning and design work for our Thailand Facility, Belgium Facility and Augusta Facility, and $3.5 million of higher employee-related expenses, including a special equity-based compensation grant valued at $2.3 million to the Chief Executive Officer that immediately vested upon grant, partially offset by approximately $5.4 million of lower legal costs mostly as a result of settlement of outstanding cases in the prior year.

Write-down of Long-Lead Equipment

We intend to construct new polypropylene recycling facilities in Thailand and Belgium, and construct a Purification facility at our Augusta, Georgia location that we are in the process of re-designing to be a larger Purification facility that incorporates learnings from our Ironton Facility. We have undertaken an initial evaluation of certain long-lead equipment that was previously purchased for the Augusta Facility (and recorded as construction in progress) for use in the redesigned Augusta Facility, or used in the construction of the Thailand Facility or Belgium Facility, or for spare parts for our Ironton Facility. As a result of this evaluation, we recognized a $15.1 million write-down of equipment during the year ended December 31, 2025. As we continue to develop the design plans for our Planned Facilities, there potentially could be additional write-downs as we make final evaluations and determinations as to what purchased equipment will or will not be used in the construction of these facilities.

Interest Expense

Interest expense increased by $7.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in interest expense was primarily attributed to interest on the Series A Preferred Stock (as defined below) issued during the third quarter of 2024 and higher interest on our Revenue Bonds as a result of current year sales of Revenue Bonds. This increase was partially offset by a decrease in interest expense on equipment financing due to the payoff of the entire outstanding balance of the CSC equipment financing payable (as defined below) during 2025 and the payoff of the Term Loan Facility (as defined below) with Pure Plastic during 2024.

Interest Income

The interest income increase of $0.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to the increase in the cash balance as a result of the proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock during the second quarter of 2025, partially offset by the liquidation of our available-for-sale investment portfolio earlier during 2024.

Change in Fair Value of Warrants

During the year ended December 31, 2025, the fair value of our liability-classified warrants decreased by $61.7 million, as compared to an increase in the fair value of $71.6 million during the year ended December 31, 2024. The current year decrease is mainly driven by a decrease in the underlying value of our Common Stock, a shorter term to maturity, and fewer warrants outstanding as a result of current year warrant exercises. The prior year increase in the fair value of our liability-classified warrants was chiefly driven by an increase in the underlying price of our Common Stock, combined with an increase in the number of warrants outstanding during 2024 stemming from the issuance of the Series B Warrants and Series C Warrants.

Loss on Extinguishment of Debt

During 2025, we paid off the entire outstanding balance of the CSC equipment financing payable and recorded a loss on extinguishment of approximately $4.4 million. The Company recorded a $21.2 million loss associated with the repurchase of the Revenue Bonds during 2024.

Other Income, Net

During the year ended December 31, 2025, the $1.1 million in other income was primarily comprised of a $3.4 million gain due to the decrease in the fair value of the Series A Preferred Stock put option, and a net gain from insurance proceeds of approximately $1.3 million related to settlement of the shareholder derivative lawsuit, partially offset by $4.5 million for pre-judgment interest associated with the Denham-Blythe arbitration matter as discussed in Note 13 - Commitments and Contingencies to our consolidated financial statements. During the year ended December 31, 2024, the $0.6 million of other income was primarily comprised of a $1.9 million gain due to the decrease in the fair value of the Series A Preferred Stock put option, partially offset by $1.3 million of other miscellaneous expenses.

Provision/(Benefit) for Income Taxes

As an early commercial-stage company that has recognized minimal revenues and accumulated net operating losses ("NOL's"), we have historically recorded valuation allowances on our deferred tax assets, which has resulted in the net income tax impact to be inconsequential. The income tax provision of $1.0 million for the year ended December 31, 2025 was primarily the result of book-to-tax differences in the depreciable lives of fixed assets, which are not available to fully offset future attributes.

Comparison of the Years ended December 31, 2024 and December 31, 2023

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for the results of operations discussion for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. This comparison was immaterially impacted by certain reclassifications to conform with the report classifications for these prior periods.

Liquidity and Capital Resources

Our ongoing operations have primarily been funded to date by a combination of equity financing through the issuance of Common Stock and preferred stock, as well as the issuance of various debt instruments. Our current financial projections support our ability to meet our funding obligations as they become due for at least the twelve-month period from the date that these financial statements were issued. Our ability to meet our funding requirements longer term is dependent on continued improvement in operations at our Ironton Facility, the commercialization of our PureFive® resin product, and the successful construction and sale of product from our Planned Facilities. Management continues to evaluate different strategies and may pursue additional actions to further increase our liquidity position.

The following is a summary of the components of our current liquidity. As of December 31, 2025, restricted cash consisted primarily of certain amounts required to support outstanding letters of credit and other collateral, initial construction commitments for the Augusta Facility, and bond reserves for the Ironton Facility.

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$156,694	$15,683

Letters of credit and other collateral	3,243	6,310
Augusta Facility construction escrow	1,673	16,398
Ironton Facility bond reserves	6,424	3,120
Restricted cash (current and noncurrent)	11,340	25,828

Green Convertible Notes	250,000	250,000
Revenue Bonds	150,210	118,630
Equipment financing payable and other debt	6,746	31,491
Less: discount and issuance costs	(43,242)	(53,477)
Gross long-term debt and related party bonds payable	$363,714	$346,644

As of December 31, 2025, we had approximately $156.7 million of cash and cash equivalents, which consists primarily of investments in money markets and U.S. treasuries with original maturities of three months or less, as well as approximately $11.3 million of restricted cash. We also have a $200.0 million revolving credit facility (“Revolving Credit Facility”) with Sylebra that is undrawn and expires on September 30, 2027. On November 4, 2025, we entered into the Tenth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2026 to September 30, 2027 and added a clause regarding the potential redemption of Series A Preferred Stock whereby if, on or prior to March 17, 2026, sufficient proceeds are received from the exercise of Series A Warrants (as described below) and the Board approves, then we shall redeem in full the Series A Preferred Stock.

As an early commercial-stage company with minimal revenues and negative operating cash flow, we have been dependent on raising capital to fund operations.

During 2025, we completed various capital raises to fund operations and future capital requirements for facilities expansion, as described below:

▪
In February 2025, we sold 4,091,293 shares of our Common Stock at a price of $8.0655 per share. The gross proceeds from the Offering were approximately $33.0 million before deducting fees and other estimated offering expenses.
▪
Throughout 2025, we sold $41.9 million in aggregate par amount of Series A Bonds owned by PCT LLC at a price of $880 per $1,000 principal amount under a bond purchase agreement for net proceeds of $36.9 million.
▪
In June 2025, we sold $300.0 million in aggregate amount (before deducting placement agent fees and other offering expenses) of Series B Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series B Convertible Perpetual Preferred Stock”), to various investors, including related parties, in a private placement transaction.

Future expansion is dependent, in part, on successful completion of additional capital raise and/or project financing.

The Series B Convertible Perpetual Preferred Stock funding has led management to conclude that the previously disclosed substantial doubt about the Company's ability to continue as a going concern for a twelve-month period following the date that these financial statements were available to be issued is no longer present. Our current financial projections support our ability to meet our obligations as they become due for at least one year from the issuance of the financial statements.

Our ability to continue as a going concern longer term is dependent on continued improvement in operations at the Ironton Facility, which is the first commercial-scale recycling facility, the commercialization of our PureFive® resin product, and the successful construction and sale of product from our planned future Augusta, Thailand and Belgium Facilities. We continue to evaluate different strategies and may pursue additional actions to further increase our liquidity position.

Our future capital requirements will depend on many factors, including the funding and construction schedule of the Thailand, Belgium and Augusta Facilities, build-out of additional Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, debt service, and other challenges or unforeseen circumstances.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We do not have any off-balance sheet arrangements or interests in variable interest entities that would require consolidation. While certain legally-binding offtake arrangements have been entered into with customers, these arrangements do not qualify as off-balance sheet arrangements required for disclosure.

See Note 10 - Long-Term Debt and Bonds Payable to our consolidated financial statements for further discussion of debt obligations.

Cash Flows

Comparison of the Years Ended December 31, 2025 and 2024

A summary of our cash flows for the periods indicated is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change
Net cash used in operating activities	$(142,740)	$(144,826)	$2,086
Net cash used in investing activities	(54,468)	(7,009)	(47,459)
Net cash provided by/(used in) financing activities	323,731	(109,168)	432,899
Net increase/(decrease) in cash and cash equivalents and restricted cash	126,523	(261,003)	387,526
Cash and cash equivalents and restricted cash, beginning of period	41,511	302,514	(261,003)
Cash and cash equivalents and restricted cash, end of period	$168,034	$41,511	$126,523

Cash Flows from Operating Activities

The $2.1 million decrease in net cash used in operating activities for the year ending December 31, 2025 compared to the same period in 2024 was primarily attributable to lower cash interest payments during the year, partially offset by a net increase in higher operating costs and changes in working capital.

Cash Flows from Investing Activities

The $47.5 million increase in net cash used in investing activities for the year ending December 31, 2025 compared to the same period in 2024 was attributable to $79.2 million in maturities and sales of investments during 2024 with no corresponding similar activity during 2025, partially offset by $17.0 million lower purchases of debt securities and $14.7 million lower capital expenditures. Our future capital requirements will depend on many factors, including the funding and construction schedule of the Thailand, Belgium and Augusta Facilities and build-out of additional Feed PreP facilities.

Cash Flows from Financing Activities

We reported net cash provided by financing activities of approximately $323.7 million during the year ended December 31, 2025 as compared to net cash used in financing activities of approximately $109.2 million during the year ended December 31, 2024.

Cash provided by financing activities for the year ended December 31, 2025 was primarily comprised of $300.0 million of proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock during the second quarter of 2025, $33.5 million of proceeds from the issuance of our Common Stock, $36.9 million of proceeds from the sale of Revenue Bonds, $14.9 million in proceeds on draws on our Revolving Credit Facility and a short-term borrowing from a related party, and $6.6 million in proceeds from the exercise of the RTI Global Warrants, Series A Warrants and private warrants during 2025. These cash inflows were partially offset by $28.7 million in payments on equipment financing leases, including the payoff of the entire outstanding balance of the CSC equipment financing payable, $14.9 million in payments on our Revolving Credit Facility and a short-term borrowing from a related party, $10.4 million in payments on related party revenue bonds, $8.7 million in debt and preferred stock issuance costs paid, $4.9 million in payments to repurchase shares, and $0.5 million in net payments on other financing activities.

Cash used in financing activities for the year ended December 31, 2024 was mainly comprised of $253.2 million paid to purchase the outstanding Revenue Bonds during 2024, $5.5 million in payments on equipment financing, $1.6 million in payments to repurchase shares of our Common Stock, $1.1 million in debt issuance costs paid, and $1.0 million payments on related party revenue bonds. These outflows were partially offset by $48.0 million of proceeds from the sale of Revenue Bonds, $38.2 million of proceeds from the issuance of our Common Stock, $30.1 million of proceeds from the issuance of warrants, $21.8 million in proceeds from the issuance of our Series A Preferred Stock, $12.9 million of proceeds from equipment lease financing and $2.3 million in other financing activities.

Comparison of the Years ended December 31, 2024 and December 31, 2023

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for the cash flows discussion for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results could differ from those estimates, and such differences could be material to our financial statements.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Going Concern

We assess our ability to continue as a going concern in accordance with ASC 205-40 - Presentation of Financial Statements - Going Concern. In assessing going concern, management evaluates conditions and events that may raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. In making our assessment, we must make significant estimates regarding projecting the timing and amount of our future cash funding and expenditures, our ability to obtain or retain financing and/or funding, variability in our spending commitments, and the impact of market factors to our forecasts.

The consolidated financial statements have been prepared assuming that we will continue as a going concern. See Note 3 - Liquidity and Going Concern in the Notes to the Consolidated Financial Statements for further information.

Long-Lived Assets Impairment Assessment

We evaluate the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

The assessment of impairment indicators and the recoverability of our capitalized assets require significant judgment including management's best estimates of the expected future cash flows and the estimated useful lives of the asset group. These estimates are sensitive to changes in underlying assumptions such as future commodity prices, margins on future resin sales, production rates, operating expenses, including repairs and maintenance, and capital expenditures. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment determination will prove to be an accurate prediction of the future. See Note 7 - Property, Plant and Equipment in the Notes to the Consolidated Financial Statements for further information.

Warrants

Significant estimates and judgments are involved in the valuation of our liability-classified warrants and the underlying fair value assumptions. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates.

We measure warrants at the fair value of the equity instruments issued as of the warrant issuance date. In the event that the terms of the warrants do not meet the criteria for equity classification, we account for the instrument as a liability. The liability is recorded at fair value and at each reporting period, and the change in the fair value is recognized in earnings. The valuation includes key assumptions such as expected stock price volatility, risk-free interest rate, expected term and dividend yield. These assumptions require management judgment and can materially impact the valuation. For further information, see Note 16 - Warrants and Note 17 - Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information about significant accounting policies and recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

The primary inflationary factors affecting our operations are labor, materials, and energy costs related to construction and operation of our Purification plants and Feed PreP facilities. Continued inflationary pressures could affect the global and U.S. economies and could have an adverse impact on our construction costs. While we expect to partially offset inflation and other changes in the costs of construction through our pricing strategies, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that these measures will be successful.

Investments in Debt Securities

Our investment policy is established by the Chief Executive Officer and Chief Financial Officer and is reviewed as needed. Pursuant to this investment policy, as of December 31, 2025, all investments were comprised of highly-liquid investments with minimum “A” rated securities and consisted of corporate entity debt securities. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. We manage the market risk related to these investments by holding only highly liquid, minimum “A” rated securities.

Commodity Market Risk

The plastics manufacturing industry is extremely price competitive because of the commodity-like nature of virgin polypropylene resin and its correlation to the price of crude oil. The demand for, and price of, recycled plastics can also fluctuate with the price of crude oil. If crude oil prices materially decline for an extended period, the cost to manufacture our PureFive® resin may become comparatively higher than the cost to manufacture virgin polypropylene resin because our cost depends more on the cost of polypropylene waste (our feedstock) and less on crude oil. We believe that the current shifting market expectations toward sustainable sourcing of consumer plastics, and certain regulatory developments in support of plastic recycling, provide some protection from the price risk related to fluctuating commodity prices.

Raw Material Price Risk

We purchase feedstock for our Purification process from various sources. While many of the categories of feedstock we source are available from independent suppliers, feedstock containing high levels of polypropylene is subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand from competitors and other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our Feed PreP facilities and Purification plants. The choice of feedstock to be used at our facilities is determined primarily by the price, availability and composition, including polypropylene purity and content, of waste polypropylene procured. Additionally, the high cost of transportation could favor suppliers located in closer proximity to our facilities. If the quality and polypropylene content of the feedstock is lower, the quality of our PureFive® resin and/or efficiencies of our Purification process may suffer. Changes in consumer behavior regarding consumption of products utilizing polypropylene, as well as consumer desire for PureFive® resin could also impact our business. Increases in feedstock and other raw material costs could have a material adverse effect on our business, financial condition or results of operations. Attempts to mitigate against these raw material fluctuations may be insufficient, and our results could be materially impacted if the costs of materials increase. We believe our Feedstock+ pricing model provides certain protection from the risk of increased prices in obtaining and processing raw materials utilized in our Purification process.

Item 8. Financial Statements and Supplementary Data.

PureCycle Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PureCycle Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Southfield, Michigan

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PureCycle Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of PureCycle Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 26, 2026

PureCycle Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$156,694	$15,683
Debt securities available for sale	13,631	—
Restricted cash – current	1,984	16,656
Accounts receivable, net	2,007	—
Inventory	9,370	8,087
Prepaid expenses and other current assets	14,331	13,473
Total current assets	198,017	53,899
Restricted cash – noncurrent	9,356	9,172
Operating lease right-of-use assets	54,226	56,833
Property, plant and equipment, net	657,752	674,079
Prepaid expenses and other noncurrent assets	3,315	4,402
TOTAL ASSETS	$922,666	$798,385

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,247	$6,596
Accrued expenses and other current liabilities	42,815	43,259
Accrued interest	7,805	7,626
Current portion of warrant liability	13,682	10,109
Current portion of long-term debt	6,446	12,932
Current portion of related party bonds payable	7,570	10,355
Total current liabilities	87,565	90,877
NONCURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	263,355	256,886
Related party bonds payable, less current portion	86,343	66,471
Warrant liability, less current portion	45,149	120,090
Operating lease right-of-use liabilities	52,350	54,665
Series A Preferred Stock liability	29,606	18,433
Other noncurrent liabilities	2,710	5,514
TOTAL LIABILITIES	572,078	617,936
COMMITMENTS AND CONTINGENCIES (NOTE 13)
MEZZANINE EQUITY
Series B Convertible Perpetual Preferred Stock - $0.001 par value, 300 and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	304,701	—
STOCKHOLDERS' EQUITY
Common Stock - $0.001 par value, 450,000 shares authorized; 180,281 and 173,566 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	180	174
Additional paid-in capital	861,953	813,573
Accumulated other comprehensive (loss)/income	(305)	78
Accumulated deficit	(815,941)	(633,376)
TOTAL STOCKHOLDERS' EQUITY	45,887	180,449
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$922,666	$798,385

The accompanying notes are an integral part of these consolidated financial statements.

PureCycle Technologies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenues	$8,355	$—	$—
Operating expenses
Cost of operations	109,313	85,762	52,031
Research and development	5,925	6,480	6,615
Selling, general and administrative	59,483	53,140	55,255
Write-down of long-lead equipment	15,070	—	—
Total operating costs and expenses	189,791	145,382	113,901
Operating loss	(181,436)	(145,382)	(113,901)
Other expense/(income)
Interest expense	64,446	56,850	31,368
Interest income	(5,860)	(5,194)	(10,863)
Change in fair value of warrants	(61,742)	71,610	(33,824)
Loss on extinguishment of debt	4,394	21,214	—
Other (income)/expense, net	(1,079)	(647)	483
Total other expense/(income)	159	143,833	(12,836)
Loss before income taxes	(181,595)	(289,215)	(101,065)
Provision/(benefit) for income taxes	970	(79)	650
Net loss	$(182,565)	$(289,136)	$(101,715)

Loss per share
Basic	$(1.08)	$(1.75)	$(0.62)
Diluted	$(1.21)	$(1.75)	$(0.63)
Weighted average common shares
Basic	179,327	165,377	163,865
Diluted	180,448	165,377	164,013

Other comprehensive (loss)/income
Cumulative translation adjustment	$(387)	$92	$(14)
Unrealized gain on debt securities available for sale	4	18	623
Total comprehensive loss	$(182,948)	$(289,026)	$(101,106)

The accompanying notes are an integral part of these consolidated financial statements.

PureCycle Technologies, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2025
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	173,566	$174	$813,573	$78	$(633,376)	$180,449
Issuance of Series B Convertible Perpetual Preferred Stock	300	300,000	—	—	—	—	—	—
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	11,324	—	—	(11,324)	—	—	(11,324)
Series B Convertible Perpetual Preferred Stock issuance costs	—	(6,623)	—	—	—	—	—	—
Issuance of Common Stock	—	—	4,091	4	33,458	—	—	33,462
Warrants exercised	—	—	1,617	1	15,967	—	—	15,968
Share repurchase	—	—	(457)	—	(4,928)	—	—	(4,928)
Equity-based compensation	—	—	1,464	1	14,934	—	—	14,935
Reclassification of warrant liability to equity	—	—	—	—	273	—	—	273
Unrealized gain on available for sale debt securities	—	—	—	—	—	4	—	4
Cumulative translation adjustment	—	—	—	—	—	(387)	—	(387)
Net loss	—	—	—	—	—	—	(182,565)	(182,565)
Balance, December 31, 2025	300	$304,701	180,281	$180	$861,953	$(305)	$(815,941)	$45,887

PureCycle Technologies, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2024
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	164,279	$164	$764,344	$(32)	$(344,240)	$420,236
Issuance of Common Stock	—	—	8,545	9	38,716	—	—	38,725
Share repurchase	—	—	(235)	—	(1,618)	—	—	(1,618)
Equity-based compensation	—	—	977	1	11,807	—	—	11,808
Reclassification of liability classified warrants to equity	—	—	—	—	324	—	—	324
Unrealized gain on available for sale debt securities	—	—	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	—	—	92	—	92
Net loss	—	—	—	—	—	—	(289,136)	(289,136)
Balance, December 31, 2024	—	$—	173,566	$174	$813,573	$78	$(633,376)	$180,449

	Year Ended December 31, 2023
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	163,550	$164	$753,885	$(641)	$(242,525)	$510,883
Forfeiture of restricted stock	—	—	(1)	—	—	—	—	—
Share repurchase	—	—	(187)	—	(1,370)	—	—	(1,370)
Equity-based compensation	—	—	917	—	11,829	—	—	11,829
Unrealized loss on available for sale debt securities	—	—	—	—	—	623	—	623
Cumulative translation adjustment	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(101,715)	(101,715)
Balance, December 31, 2023	—	$—	164,279	$164	$764,344	$(32)	$(344,240)	$420,236

The accompanying notes are an integral part of these consolidated financial statements.

PureCycle Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net loss	$(182,565)	$(289,136)	$(101,715)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	14,935	11,653	11,829
Depreciation expense	29,120	31,320	15,935
Loss on disposal of equipment	3,932	—	—
Write-down of long-lead equipment	15,070	—	—
Operating lease amortization expense	4,546	3,388	2,923
Amortization of debt issuance costs and debt discounts	23,762	16,618	2,534
Loss on extinguishment of debt	4,394	21,214	—
Change in fair value of warrants	(61,742)	71,610	(33,824)
Change in fair value of derivative	(3,443)	(1,894)	—
Deferred taxes	970	(79)	650
Other	794	427	1,554
Changes in operating assets and liabilities
Accounts receivable	(2,007)	—	—
Inventory	(1,283)	(3,295)	(4,476)
Prepaid expenses and other current assets	(232)	(3,220)	(4,397)
Prepaid expenses and other noncurrent assets	(273)	220	711
Accounts payable	2,537	4,777	418
Accrued expenses and other current liabilities	8,274	(4,375)	4,045
Accrued interest	4,285	(1,136)	11,207
Operating lease right-of-use liabilities	(3,814)	(2,918)	(2,300)
Net cash used in operating activities	(142,740)	(144,826)	(94,906)
Cash flows from investing activities
Purchase of property, plant and equipment	(40,847)	(55,584)	(153,899)
Purchase of debt securities, available for sale	(13,621)	(30,586)	(57,575)
Sale and maturity of debt securities, available for sale	—	79,161	109,371
Net cash used in investing activities	(54,468)	(7,009)	(102,103)
Cash flows from financing activities
Proceeds from issuance of Series B Convertible Perpetual Preferred Stock	300,000	—	—
Proceeds from issuance of Series A Preferred shares, inclusive of put option	—	21,840	—
Proceeds from issuance of Common Stock	33,462	38,203	—
Proceeds from issuance of revenue bonds to third parties	16,808	8,000	—
Proceeds from issuance of revenue bonds to related parties	20,095	40,000	—
Payments on related party revenue bonds	(10,355)	(980)	—
Payment to purchase revenue bonds	—	(253,230)	—
Proceeds from revolving credit facility and related party note payable	14,900	—	38,000
Payments on revolving credit facility and related party note payable	(14,900)	—	—
Proceeds from issuance and exercise of warrants	6,616	30,050	—
Proceeds from equipment lease financing	—	12,932	22,101
Payments on equipment lease financing	(28,722)	(5,501)	(592)
Debt and preferred stock issuance costs	(8,720)	(1,119)	(11,048)
Payments to repurchase shares	(4,928)	(1,618)	(1,370)
Proceeds from convertible note offering	—	—	225,000
Other net payments for financing activities	(525)	2,255	(91)
Net cash provided by/(used in) financing activities	323,731	(109,168)	272,000
Net increase/(decrease) in cash and cash equivalents and restricted cash	126,523	(261,003)	74,991
Cash and cash equivalents and restricted cash, beginning of period	41,511	302,514	227,523
Cash and cash equivalents and restricted cash, end of period	$168,034	$41,511	$302,514
Supplemental disclosure of cash flow information
Operating activities
Interest paid during the period, net of capitalized interest	$36,111	$42,353	$13,862
Non-cash investing activities
Additions to property, plant, and equipment in accounts payable and accrued expenses	24,250	33,985	23,539
Non-cash financing activities
PIK dividends on Series B Convertible Perpetual Preferred Stock	11,324	—	—
PIK interest on Series A Preferred Stock	4,099	—	—
Carrying value of warrant liability issued to satisfy shareholder loan prepayment penalty	—	44,386	—
Initial fair value of warrant liability issued to satisfy shareholder loan prepayment penalty	—	6,802	—
PIK interest on related party note payable	—	1,938	3,125
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$156,694	$15,683	$73,411
Restricted cash - current	1,984	16,656	25,692
Restricted cash - noncurrent	9,356	9,172	203,411
Total cash and cash equivalents and restricted cash	$168,034	$41,511	$302,514

The accompanying notes are an integral part of these consolidated financial statements.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

PureCycle Technologies, Inc. (together with its wholly-owned subsidiaries, "PCT" or the "Company") is a Florida-based corporation focused on commercializing a patented dissolution recycling technology for polypropylene that physically separates the polymer from other plastics, colors, odors and impurities (the “Technology”). The Technology was originally developed by The Procter & Gamble Company (“P&G”) and is designed to restore recycled polypropylene waste into like-new resin pellets, called PureFive® resin. PureFive® resin has similar properties and applicability for reuse as virgin polypropylene.

The process includes the following steps:

▪
Feed Pre-Processing (“Feed PreP”) collects, sorts, and prepares polypropylene waste (“feedstock”) for the dissolution recycling process ("Purification").
▪
Purification is a dissolution recycling process that uses a combination of solvent, temperature, and pressure to return the feedstock to near-virgin condition through a novel configuration of commercially-available equipment and unit operations. The Purification process puts the plastic through a physical extraction process using supercritical fluids that both extract and filter out other plastics and additives to purify the color, opacity and odor of the plastic without changing the bonds of the polymer. By not altering the chemical makeup of the polymer, the Company is able to use significantly less energy and reduce production costs as compared to virgin resin.
▪
Compounding, which involves blending the Company's resin with either virgin resin or additives, is a step that can be used on a case-by-case basis. Compounding allows for the modification of the resin to meet the end-user’s qualifications with melt flow, flexibility, clarity, color and strength being some of the properties that can be tailored through compounding.

Formation and Organization

PCT was formed as a Delaware limited liability company on September 15, 2015, as Advanced Resin Technologies, LLC. In November 2016, the Company changed its name from Advanced Resin Technologies, LLC to PureCycle Technologies LLC (“PCT LLC” and “Legacy PCT”).

Business Combination

On March 17, 2021, PCT consummated a business combination (“Business Combination”) by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly-owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly-owned direct subsidiary of Parent Co, Roth CH Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of ParentCo and PCT LLC pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).

Upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), ROCH changed its name to PureCycle Technologies Holdings Corp. and became a wholly-owned direct subsidiary of ParentCo, PCT LLC became a wholly-owned direct subsidiary of PureCycle Technologies Holdings Corp. and a wholly-owned indirect subsidiary of ParentCo, and ParentCo changed its name to PureCycle Technologies, Inc. The Company’s

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Common Stock, par value $0.001 per share ("Common Stock"), units and public warrants are now listed on the Nasdaq Capital Market (“NASDAQ”) under the symbols “PCT,” “PCTTU” and “PCTTW,” respectively.

Legacy PCT unitholders will be issued up to 2.0 million additional shares of the Company’s Common Stock if certain conditions are met (the "Earnout”). The Legacy PCT unitholders will be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

Unless the context otherwise requires, the “Company,” and “PCT,” refer to PureCycle Technologies, Inc., and its subsidiaries at and after the Closing and give effect to the Closing. “Legacy PCT”, “ROCH” and “ParentCo” refer to PureCycle Technologies LLC, ROCH and ParentCo, respectively, prior to the Closing.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. As of December 31, 2025, the Company’s cash and cash equivalents balance represents cash and money market funds deposited with financial institutions, as well as U.S. treasuries with maturities of 90 days or less at acquisition. These balances may exceed federally insured limits; however, the Company believes the risk of loss is low. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1 in the fair value hierarchy. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

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

Investments

The Company's investment policy is established by the Chief Executive Officer and Chief Financial Officer and is reviewed as needed. The Company accounts for its investment in debt securities in accordance with Accounting Standards Codification ("ASC") 320, Investments – Debt Securities. Investments in debt securities are classified as available for sale and are reported at estimated fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss)/income. The Company determines the appropriate

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company reviews its investments for impairment and adjusts these investments to fair value through earnings, as required.

Inventory

Production inventories are valued at the lower of cost or net realizable value and include raw materials, work-in-process, and finished goods inventory. The Company’s inventories are valued under the average cost method. As the Company has not generated material recurring sales and is in the early stages of operations, net realizable value is estimated based on anticipated selling prices.

The Company records spare parts for plant maintenance as a current asset and expenses when utilized. The Company has recorded $4.5 million and $3.5 million for spare parts within prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

Property, Plant and Equipment

As of December 31, 2025 and 2024, the Company’s property, plant and equipment consists of building, land, office equipment and furniture, machinery and equipment, fixtures and furnishings and construction in progress. Substantially all property, plant and equipment are currently located within the United States of America ("U.S."). Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over the following estimated useful lives:

Buildings	10 - 40 years
Machinery and equipment	3 - 30 years
Leasehold improvements	2 - 5 years
Fixtures and furnishings	5 - 7 years
Land improvements	15 years
Land	Indefinite

Construction in progress relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. In accordance with ASC 835, Interest, the Company capitalizes all interest incurred on tax-exempt project indebtedness. The capitalized interest is recorded as part of the asset to which it relates over the asset’s estimated useful life.

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

Leases

The Company determines whether a contract contains a lease at inception based on whether the Company has the right to control the use of an identified asset during the contract term. Leases are classified as either operating or financing. For operating leases, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability at the commencement date, measured at the present value of remaining lease payments. Because the implicit rate is generally not determinable, the Company uses its incremental borrowing rate to determine the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Finance leases result in recognition of an ROU asset that is depreciated over the lease term and interest expense on the related lease liability. Finance lease assets are included in property, plant and equipment in the Consolidated Balance Sheets and depreciation expense is included in cost of operations in the Consolidated Statements of Comprehensive Loss.

ROU assets are evaluated for impairment when indicators are present. The Company has elected not to recognize ROU assets or lease liabilities for leases with terms of 12 months or less; lease expense for these arrangements is recognized on a straight-line basis.

Certain leases include variable payments, such as reimbursements for real estate taxes, insurance, and common-area maintenance. The Company has elected to account for lease and non-lease components as a single lease component, and variable non-lease components are recognized as incurred.

Debt and Debt Issuance Costs

Debt is initially recorded at fair value, which normally reflects the proceeds received, net of any discounts or debt issuance costs. Debt is subsequently stated at amortized cost. Debt issuance costs, discounts and premiums are generally amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the debt. Debt issuance costs related to a recognized debt liability are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs for revolving credit facilities are deferred and recorded as an asset, which is amortized on a straight-line basis over the term of the agreement.

Revenue Recognition

The Company’s revenue is primarily generated from the sale of recycled and compounded polypropylene resin pellets or co-products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. Sales revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for that finished product. Amounts billed to customers related to freight are included in revenues and freight costs are included in cost of operations in the accompanying Consolidated Statements of Comprehensive Loss. Standard payment terms are 30 days from the date of shipment, unless otherwise negotiated with the customer.

The Company records trade receivables at the amount billed to customers, net of any allowance for expected credit losses. Based on the Company's evaluation of potential credit losses, no allowance for expected credit losses were recorded as of December 31, 2025.

Two customers generated 68% of the Company's revenues during the year ended December 31, 2025, and comprised 81% of the Company's accounts receivable as of December 31, 2025.

Cost of Operations

Operating costs are expensed as incurred. Operating costs consist of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at the Company's operating facilities, including feedstock, rent, depreciation, repairs and maintenance, utilities and supplies.

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

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are expensed as incurred. Selling, general, and administrative expenses consist of personnel-related expenses for the Company's corporate, executive, finance, and other administrative functions and professional services, including legal, audit and accounting services.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for tax loss and credit carryforwards. Significant judgment is required in determining the current provision for income taxes and deferred tax assets or liabilities. A valuation allowance is recorded to reduce deferred tax assets to an amount for which realization is more likely than not.

The assumptions, judgments and estimates relative to the current provision for income taxes take into account the Company’s interpretation and application of current tax laws and possible outcomes of current and future examinations conducted by domestic and foreign tax authorities. As needed, reserves for income taxes are recorded to address potential exposures involving tax positions that could be challenged by tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of the provision for income taxes and associated reserves. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision/(benefit).

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

The dilutive effect for the Company's Green Convertible Notes (as defined below) and Series B Convertible Perpetual Preferred stock is calculated using the "if-converted" method. The dilutive effect of all other instruments is calculated using the treasury stock method.

Equity-Based Compensation

The Company grants equity-based compensation to select employees. The equity-based compensation cost for the incentive shares is measured at the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period, which is the vesting period. The Company evaluates modifications in accordance with ASC 718, Compensation – Stock Compensation. The Company accounts for forfeitures as they occur for its equity-based awards.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. Therefore, the Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which encompasses integrated business activities related to the recycling of polypropylene into resin pellets. To date, the Company has limited operations and measures performance on a consolidated basis. Management has determined that the measure of segment performance determined most in accordance with U.S. GAAP is consolidated net income or loss, as applicable. The Company’s Consolidated Statements of Comprehensive Loss include the significant expense categories provided to the CODM on a consolidated basis, and the CODM does not review significant classifications of expenses outside of those shown on the Consolidated Statements of Comprehensive Loss. The CODM primarily reviews certain operating key performance indicators for evaluating performance and allocating resources.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Level 3 - Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance for the annual period ending December 31, 2025, using the retrospective approach. The enhanced disclosures can be found in Note 12 - Income Taxes.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification (the "Codification") and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow - Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The amendments to this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). The amendments in this update require that a government grant received by a business entity should not be recognized until it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received, and the business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The amendments to this update are effective for fiscal years beginning after December 15, 2028 and interim periods within those reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In September 2025, the FASB issued ASU 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment simplifies the capitalization guidance by removing all references to software development project stages so that

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

the guidance is neutral to different software development methods. The amendments to this update are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this update is permitted. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-04 – Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. Specifically, the guidance is intended to clarify how to determine whether a settlement of convertible debt (particularly cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company will adopt this guidance for its fiscal year commencing January 1, 2026 for any debt conversions, as they occur. Accordingly, there is no impact to the financial statements or disclosures for the years presented.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions that have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of this update is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during fiscal 2025 that are of significance or potential significance to the Company.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The Company has determined that the going concern conclusion as disclosed in its previous filings is no longer applicable for at least the twelve-month period from the issuance date of these financial statements. The Company previously disclosed there were conditions that raised substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements were issued. Those conditions were alleviated by management’s plans, as outlined in previous filings.

The improvement in the Company's financial condition is primarily attributable to the Company raising proceeds from the sale of the Series B Convertible Perpetual Preferred Stock, as described below and in more detail in Note 14 - Mezzanine Equity and Stockholders' Equity.

In June 2025, the Company entered into binding subscription agreements with certain investors, including related parties, to which the Company sold to the investors, in a private placement transaction, an aggregate of 300,000 shares of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, at an initial issue price of $1,000 per share. The gross proceeds to the Company from these subscription agreements were approximately $300.0 million before deducting fees and expenses.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

This development has led management to conclude that the previous substantial doubt about the Company's ability to continue as a going concern for a twelve-month period following the date that these financial statements were available to be issued is no longer present. The Company's current financial projections support the Company's ability to meet its obligations as they become due for at least one year from the issuance of these financial statements. The Company’s ability to continue as a going concern longer term is dependent on continued improvement in operations at the Company's first commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility"), the commercialization of its PureFive® resin product, and the successful construction and sale of product from its future Augusta, Thailand and Belgium Facilities. Management continues to evaluate different strategies and may pursue additional actions to further increase its liquidity position.

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

PCT purchased $0.8 million, $0.6 million and $0.5 million of certain chemicals used in its Purification process from Milliken during the years ended December 31, 2025, 2024 and 2023, respectively.

PCT currently has a $200.0 million Revolving Credit Facility (the "Revolving Credit Facility") pursuant to a credit agreement with Sylebra. On May 28, 2025, the Company borrowed $10.0 million from the Revolving Credit Facility. Borrowings under the Revolving Credit Facility accrued interest at a rate of 21.8%. The Company repaid the $10.0 million in borrowings plus accrued interest of $0.2 million on June 20, 2025. PCT is required to pay a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. During both of the years ended December 31, 2025 and 2024, the Company paid $0.5 million in commitment fees to Sylebra on the unused borrowing capacity. On November 4, 2025, the Company entered into the Tenth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2026 to September 30, 2027 and added a clause regarding the potential redemption of the Series A Preferred Stock whereby if, on or prior to March 17, 2026, sufficient proceeds are received from the exercise of Series A Warrants and the Company's Board of Directors (the "Board") approves, then the Company shall redeem in full the Series A Preferred Stock. The Company incurred $1.0 million in fees for this amendment. Refer to Note 10 - Long-Term Debt and Bonds Payable for further information.

During June 2025, the Company executed a 30-day promissory note with Pure Plastic for $4.9 million at a rate of 1.0% interest per month. The promissory note was repaid on June 20, 2025, along with accrued interest in the amount of $0.02 million.

During the year ended December 31, 2025, the Company sold $22.8 million in aggregate par amount of Series A Bonds owned by PCT LLC to related parties at a price of $880 per $1,000 principal amount under a bond purchase agreement for gross proceeds of $20.1 million. Refer to Note 10 - Long-Term Debt and Bonds Payable for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During June 2025, the Company entered into binding subscription agreements with certain investors, including investment entities affiliated with Sylebra, Samlyn, and Pure Crown, pursuant to which the Company agreed to sell, in a private placement transaction, shares of the Company’s Series B Convertible Perpetual Preferred Stock, as further described in Note 14 - Mezzanine Equity and Stockholders' Equity.

During September 2025, the Company issued 4,003 shares of its Series A Preferred Stock (as defined below) for in-kind payment of dividends on the instruments, 2,001 of which were issued to Sylebra, and 2,002 were issued to Samlyn.

On July 28, 2025, Glockner, a related party of the Company, exercised 0.1 million of their outstanding Series A Warrants. The Company received $1.2 million in cash and issued 0.1 million shares of the Company's Common Stock to Glockner.

The table below summarizes the related party balances and transactions reflected in the consolidated financial statements as of December 31, 2025 and 2024:

	December 31, 2025					December 31, 2024
	Sylebra	Samlyn	Pure Plastic	Pure Crown LLC	Glockner	Sylebra	Samlyn	Pure Plastic	Pure Crown LLC	Glockner
Debt Instruments (dollars in thousands)
Related Party Bonds Payable (Note 10)	$785	$3,900	$113,625	$—	$—	$—	$—	$105,830	$—	$—

Preferred stock and warrants (shares in thousands)
Series A Preferred Stock (Note 14)	27	27	—	—	—	25	25	—	—	—
Series B Convertible Perpetual Preferred Stock (Note 14)	40	50	—	5	—	—	—	—	—	—
Series A Warrants (Note 16)	10,250	2,857	—	1,071	614	10,250	2,857	—	1,071	714
Series B Warrants (Note 16)	—	—	3,064	—	—	—	—	3,064	—	—
Series C Warrants (Note 16)	2,500	2,500	—	—	—	2,500	2,500	—	—	—

NOTE 5 - AVAILABLE-FOR-SALE INVESTMENTS

As of December 31, 2025, the Company classified its investments in debt securities as available-for-sale. Debt securities available-for-sale were comprised of highly-liquid investments with minimum “A” rated securities and, as of December 31, 2025, consisted of corporate entity debt securities. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Loss.

The Company did not have any available-for-sale investments at December 31, 2024. The following table represents the Company’s available-for-sale investments due within one year by major security type as of December 31, 2025:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Total Fair Value
Corporate Debt Securities	$13,627	$4	$13,631

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company reviews available-for-sale investments for impairment loss periodically. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment losses. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2 in the fair value hierarchy. Refer to Note 17 - Fair Value of Financial Instruments for further information.

NOTE 6 - INVENTORY

The Company's inventory is comprised of the following:

	December 31,
(in thousands)	2025	2024
Raw materials	$4,925	$4,485
Work in process	561	824
Finished goods	3,884	2,778
Total inventory	$9,370	$8,087

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

	Year Ended December 31, 2025
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Buildings	$84,757	$7,046	$77,711
Machinery and equipment	386,572	73,401	313,171
Leasehold improvements	4,829	2,959	1,870
Fixtures and furnishings	764	383	381
Land improvements	150	52	98
Land	1,150	—	1,150
Construction in progress	263,371	—	263,371
Total property, plant and equipment	$741,593	$83,841	$657,752

	Year Ended December 31, 2024
(in thousands)	Cost	Accumulated Depreciation	Net Book Value
Buildings	$82,026	$4,843	$77,183
Machinery and equipment	374,639	48,452	326,187
Leasehold improvements	4,829	2,150	2,679
Fixtures and furnishings	800	286	514
Land improvements	150	42	108
Land	1,150	—	1,150
Construction in progress	266,258	—	266,258
Total property, plant and equipment	$729,852	$55,773	$674,079

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Depreciation expense is recorded in the Consolidated Statements of Comprehensive Loss as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating costs	$25,876	$27,691	$12,289
Research and development costs	3,095	3,058	3,001
Selling, general, and administrative costs	149	571	645
Total depreciation expense	$29,120	$31,320	$15,935

In connection with our intent to construct new polypropylene recycling facilities in Thailand and Belgium, and a recent redesign of the planned Purification facility at our Augusta, Georgia location, management has evaluated certain equipment that was previously purchased for the Augusta Facility (and recorded as construction in progress) for future usefulness in any of these aforementioned facilities. This evaluation resulted in the Company recording a non-cash write-down charge on these assets of $15.1 million during the year ended December 31, 2025, which is recorded in write-down of long-lead equipment in the Consolidated Statements of Comprehensive Loss. As the Company continues to develop the design plans for our Planned Facilities, there potentially could be additional write-downs as final evaluations are made as to what purchased equipment will or will not be used in construction of these facilities.

NOTE 8 – DEVELOPMENT PARTNER ARRANGEMENTS

License Agreements

On October 16, 2015, Legacy PCT entered into a patent license agreement with P&G (the “Original Patent License Agreement”). This agreement was subsequently replaced by an Amended and Restated Patent License Agreement dated July 28, 2020, and further modified by a Side Letter Agreement dated February 12, 2021 (collectively, the “License Agreement”).

The License Agreement outlines three phases, with specific deliverables for each phase. During Phase 1 of the agreement, P&G provides up to one full-time employee to assist in the execution of Legacy PCT’s research and development activities, and Phase 2 increases this to two full-time employees. Phase 3 covers the commercial manufacturing phase of the licensed product, including construction of the first commercial facility, production capacity targets, and pricing terms with P&G and third parties. In April 2019, Legacy PCT elected to enter into Phase 3 of the agreement and prepaid a royalty payment in the amount of $2.0 million, which will be reduced against future royalties payable, as sales occur. Where the Company has made royalty payments to its product development partners, the Company expenses such payments as incurred unless it has determined that it is probable that such prepaid royalties have future economic benefit. In such cases, prepaid royalties will be reduced as the royalties would have been due to the partners. As of December 31, 2025 and 2024, $2.0 million is recorded in each period for the royalties in prepaid expenses and other current assets in the Consolidated Balance Sheets.

On November 13, 2019, Legacy PCT entered into a patent sublicense agreement with Impact Recycling Limited through the term of the patents. The agreement outlines an initial license fee of $2.5 million and royalties on production using the license. The initial license fee of $2.5 million is recorded in prepaid expenses and other noncurrent assets in the Consolidated Balance Sheets. In May 2021, the Company began using the technology covered by the agreement and commenced straight-line amortization of the fee, which will be fully amortized on May 31, 2036.

Effective February 21, 2025, PCT LLC and P&G executed an amendment to the License Agreement, which, among other terms, permanently waives the exclusivity license clawback provisions for facilities located in North America and extends the exclusivity provisions for facilities outside North America.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Block and Release Agreement

On June 23, 2020, Legacy PCT entered into a block and release agreement with Total Petrochemicals & Refining S.A./N.V. (“Total”). Upon execution of the agreement, Total made a prepayment of $5.0 million for future receipt of resin consisting of recycled polypropylene. The $5.0 million prepayment is recorded as deferred revenue in the Consolidated Balance Sheets. The deferred revenue remains noncurrent provided the Company complies with certain provisions contained in the agreement.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities are comprised of the following:

	December 31,
(in thousands)	2025	2024
Accrued purchases	$37,170	$39,078
Accrued lease obligations	3,061	3,110
Employee-related costs	2,234	698
Other	350	373
Total accrued expenses and other current liabilities	$42,815	$43,259

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10 – LONG-TERM DEBT AND BONDS PAYABLE

The Company’s debt balances, including related party debt, consist of the following at December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Long-term Debt
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031, maturing 2042	31,900	12,800
CSC Equipment Financing Payable, bearing interest at a monthly charge of 3.1% of the outstanding balance financed	—	19,066
Other Debt	6,746	12,425
	288,646	294,291
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(18,845)	(24,473)
Less: Current portion	(6,446)	(12,932)
Long-term debt, less current portion	$263,355	$256,886

Related Party Bonds Payable
Revenue Bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and began June 30, 2024, fully maturing December 2042	118,310	105,830
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(24,397)	(29,004)
Less: Current portion	(7,570)	(10,355)
Related party debt, less current portion	$86,343	$66,471

Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at December 31, 2025 and 2024; maturing September 2027	$—	$—

Green Convertible Notes

On August 24, 2023, the Company completed the private offering of $250.0 million in aggregate principal amount of 7.25% Green Convertible Senior Notes (the “Green Convertible Notes”) with a maturity of August 15, 2030. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, and commenced on February 13, 2024. Each $1,000 principal amount of the Green Convertible Notes was issued at a price of $900. An amount equal to the difference between the issue price and the principal amount will accrete from the original issue date through August 15, 2027. The Notes are senior unsecured obligations of the Company. Entities affiliated with a greater than 5% beneficial owner of the Company purchased $50.0 million aggregate principal amount of the Green Convertible Notes.

In connection with the issuance of the Green Convertible Notes, the Company entered into an Indenture, dated August 24, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and events of default, after which the Green Convertible Notes may be declared immediately due and payable.

Holders of the Green Convertible Notes may convert their notes at any time prior to the maturity date. The Company may choose to settle conversions in cash, shares of its Common Stock, or a combination of both. The initial conversion rate is 67.4764 shares of its Common Stock per $1,000 principal amount (equivalent to

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

approximately $14.82 per share of its Common Stock). The conversion rate is subject to adjustment for certain events, and in specified circumstances before August 15, 2027, the Company may increase the conversion rate for holders who convert in connection with such events.

Holders of the Green Convertible Notes may require the Company to repurchase their notes on August 15, 2027 for cash at 100% of the principal amount at maturity, plus accrued and unpaid interest.

In addition, if the Company undergoes a fundamental change (as defined in the Indenture), holders of the Green Convertible Notes may require the Company to repurchase their notes at a cash repurchase price equal to 100% of the accreted principal amount of the notes, plus accrued and unpaid interest.

The Company may redeem the Green Convertible Notes on or after August 20, 2025 for cash at 100% of the accreted principal amount, plus accrued and unpaid interest, if certain stock-price conditions are met. No sinking fund is provided for the Green Convertible Notes. The fair value of the Green Convertible Notes is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Refer to Note 17 - Fair Value of Financial Instruments for further information.

The net proceeds from the Green Convertible Notes, excluding any offering expenses, were approximately $218.5 million, after deducting the initial purchaser’s discounts and fees paid to the Company's financial advisor. The Company allocated a portion of the net proceeds to the financing and refinancing of recently completed and future Eligible Green Projects in the U.S. “Eligible Green Projects” means: investments in (i) acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case, that have received, or are expected to receive, in the three years prior to the issuance of the notes or during the term of the notes, a Leadership in Energy and Environmental Design ("LEED") Silver, Gold or Platinum certification (or environmentally equivalent successor standards). Prior to issuing the Green Convertible Notes and as part of its overall business plan, the Company has focused on the value of the sustainability opportunities PureFive™ resin offers to support expanding a circular economy. To pursue those opportunities, the Company purchased equipment and commissioned design services for PreP facilities that will enable the Company to advance circular economy adapted products, production technologies and processes, and/or research and development related to recycling waste polypropylene. The Company believes those legacy purchases and designs should complement the Company’s Eligible Green Projects development.

In June 2025, the Company announced its intent to re-direct and re-purpose certain previously purchased long-lead equipment to its Belgium Facility or Thailand Facility. The Company also announced its intent to design a larger-capacity facility, the first of which is to be constructed and installed at the Augusta Facility. The Company has already allocated $56.0 million toward certain PreP equipment and a research and development lab, and will use additional funds, significantly in excess of the remaining unallocated proceeds from the Green Convertible Notes, to continue engineering design work and to purchase additional long-lead items for the Augusta Facility. Pending such allocation, the Company intends to use the remaining net proceeds for general corporate purposes.

The following provides a summary of the interest expense of the Company's Green Convertible Notes:

	Year Ended December 31,
(in thousands, except interest rate)	2025	2024	2023
Contractual interest expense	$18,125	$18,125	$6,394
Amortization of deferred financing costs	1,576	1,411	462
Amortization of original issue discount	6,065	5,427	1,775
Effective interest rate	11.2%	11.2%	11.2%

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following provides a summary of balances related to the Company's Green Convertible Notes included in the Consolidated Balance Sheets:

	December 31,
(in thousands)	2025	2024
Unamortized deferred financing costs and deferred issuance costs	$14,781	$22,423
Net carrying amount	235,219	227,577

Revenue Bonds

In October 2020, the Southern Ohio Port Authority (“SOPA”) issued Revenue Bonds (as defined below) pursuant to an Indenture of Trust (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture of Trust”), between SOPA and UMB Bank, N.A., as trustee, and loaned the proceeds from the Revenue Bond sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of the Company, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”). The proceeds are to be used, among other things, to acquire, construct and equip a portion of the Ironton Facility. Capitalized terms used but not defined have the meanings as defined in the Indenture of Trust or the Loan Agreement.

The Revenue Bonds were offered in three series (collectively referred to as “the Bonds” or the “Revenue Bonds”):

(A) Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds” or "Senior Bonds");

(B) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and

(C) Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”).

Bond Series	Term	Principal Amount (in thousands)	Outstanding as of December 31, 2025 (in thousands)	Interest Rate	Maturity Date
2020A	A1	$12,370	$—	6.25%	December 1, 2025
2020A	A2	38,700	38,700	6.50%	December 1, 2030
2020A	A3	168,480	92,845	7.00%	December 1, 2042
2020B	B1	10,000	—	10.00%	December 1, 2025
2020B	B2	10,000	9,260	10.00%	December 1, 2027
2020C	C1	10,000	9,405	13.00%	December 1, 2027
		$249,550	$150,210

On March 5, 2024, (the “Closing Date”), PCO and the Holders (as defined in the Indenture) of a majority in the aggregate principal amount of the Series 2020A Bonds outstanding (the "Majority Holders") closed on the Purchase Agreement and Consent (“Purchase Agreement”). The Purchase Agreement was executed by each Holder that elected to sell its Bonds (each, a “Seller” and collectively, “Sellers”). The Sellers received a price equal to $1,050 per $1,000 principal amount of the Bonds held, which amount was calculated in part to compensate the Sellers for default interest accruing from January 2, 2023 through December 31, 2023, as well as other accrued and unpaid interest as consideration for consent to the Third Supplemental Indenture, by and among SOPA, PCO, the Guarantor (as defined in the Indenture), PCTO Holdco LLC ("PCTO Holdco") and the Trustee (as defined in the Indenture) (the “Third Supplemental Indenture”). The Third Supplemental Indenture amended and supplemented the Indenture and certain of the other Financing Documents (as defined by the

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Indenture) by eliminating substantially all covenants and events of default contained in the Indenture ("Events of Default”), the Loan Agreement and certain of such other Financing Documents.

In March 2024, PCT LLC, a subsidiary of the Company, purchased 99% of the outstanding Revenue Bonds with $74.5 million of unrestricted cash and $184.6 million of restricted cash. The purchase was determined to be an extinguishment of the underlying debt obligation due to PCO being a wholly-owned subsidiary of the Purchaser. As of December 31, 2025, there were $75.6 million of outstanding Bonds that PCT intends to, and has the ability to, re-market based on the need for additional liquidity. Of the $259.1 million paid for the purchase, $5.9 million represented payment of accrued and unpaid interest prior to the Closing Date and $253.2 million was allocated to the outstanding carrying value at the Closing Date of $232.0 million. As a result, a $21.2 million loss on extinguishment of the Bonds was recognized in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024.

On March 25, 2024, the Fourth Supplemental Indenture was executed, which instructed the Trustee to release $22.1 million from the Bonds Debt Service Reserve Fund and $3.3 million from the Repair and Replacement Fund to PCO.

On June 14, 2024, the Fifth Supplemental Indenture was executed, which amended certain provisions of the Indenture, including redefining Majority Holders to be the Holders of seventy-five percent (75%) in aggregate principal amount of the Senior Bonds then outstanding, or if no Senior Bonds are then outstanding, the Holders of seventy-five percent (75%) in aggregate principal amount of Bonds then outstanding.

On August 7, 2024, PCT LLC, Pure Plastic, and several other parties reached agreement on terms whereby certain investors purchased approximately $22.5 million in aggregate par amount of Series A Bonds owned by PCT LLC at a price of $800 per $1,000 principal amount, with $12.5 million being sold to Pure Plastic and $10.0 million being sold to other parties.

On October 25, 2024, the Sixth Supplemental Indenture was executed, which amended certain provisions of the Indenture and Loan Agreements to include, among other things, certain financial covenants. The amendments were a requirement of the August 7, 2024 bond purchase documentation.

On December 26, 2025, the Seventh Supplemental Indenture was executed, which amended the definition of “Outside Completion Date” to mean December 31, 2029, and redefined “Majority Holders” to be the Holders of not less than a majority in aggregate principal amount of the Senior Bonds then outstanding, or, if no Senior Bonds are then outstanding, the Holders of a majority in aggregate principal amount of Bonds then outstanding.

During the year ended December 31, 2025, the Company sold $19.1 million in aggregate principal amount of its Senior Bonds to certain investors at a price of $880 per $1,000 principal amount for gross proceeds of $16.8 million.

The Revenue Bonds are recorded within long-term debt (current and noncurrent) and related party bonds payable (current and noncurrent) in the Consolidated Balance Sheets. The Company incurred $2.2 million, $13.9 million and $19.3 million of third party contractual interest cost during the years ended December 31, 2025, 2024, and 2023, respectively. The amount of third party contractual interest for the year ended December 31, 2024 includes $4.1 million of unamortized deferred financing costs and original issue discount that was written off as a loss on extinguishment of debt. As the Revenue Bond proceeds were used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. There was no interest cost capitalized during the years ended December 31, 2025 and 2024. There was $7.1 million interest cost capitalized during the year ended December 31, 2023.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following provides a summary of the Company's Revenue Bonds:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization of deferred financing costs	$341	$353	$838
Amortization of original issue discount	7,284	4,249	257

	December 31,
(in thousands)	2025	2024
Unamortized deferred financing costs and deferred issuance costs	$28,461	$31,054
Net carrying amount	121,749	87,576

Revenue Bonds Sold to Related Parties

On May 7, 2024, PCT LLC and Pure Plastic executed a bond purchase agreement (as subsequently amended and restated to reflect the appropriate denomination of bonds, the “Amended and Restated Bond Purchase Agreement”), whereby Pure Plastic purchased approximately $94.3 million in aggregate par amount of Bonds owned by PCT LLC (the “Related Party Bonds”), including (i) a portion of the Series 2020A Bonds, (ii) all of the Series 2020B Bonds, and (iii) all of the Series 2020C Bonds, at a price of $800 per $1,000 principal amount of the Related Party Bonds. Affiliates of Pure Plastic are greater than 5% beneficial owners of the Company.

A portion of $75.4 million proceeds from the Revenue Bonds were used to terminate the Company’s obligation under the $40.0 million Term Loan Facility (as defined below) and a Payoff and Release Letter (the “Payoff and Release Letter”) was executed on May 10, 2024. The Company was also required to pay a 12% prepayment premium on the outstanding principal and interest paid in order to prepay the Term Loan Facility (the “Prepayment Premium”), plus certain expenses. The Company issued warrants (“Series B Warrants”) to Pure Plastic pursuant to the Series B Warrant Agreement to satisfy the Prepayment Premium (the “Series B Warrant Agreement”). Refer to Note 16 - Warrants for further discussion.

The issuance of the Related Party Bonds and retirement of the Term Loan Facility with Pure Plastic, discussed below, was accounted for as a debt modification. The principal issued for the Related Party Bonds amounted to $94.3 million, with $29.8 million of discount and $1.5 million of issuance costs recorded as a reduction of the debt carrying value on the date of the transaction (including retention of $1.5 million of discount and $1.5 million of issuance costs remaining on the Term Loan Facility as of the transaction date, as well as a discount of $6.8 million related to the value of the Series B Warrants issued in satisfaction of the Prepayment Premium). The carrying value of the Related Party Bonds is recorded within related party bonds payable (current and noncurrent) in the Consolidated Balance Sheets.

During the year ended December 31, 2025, the Company sold $22.8 million in aggregate principal amount of its Senior Bonds to related parties at a price of $880 per $1,000 principal amount for gross proceeds of $20.1 million.

The Company incurred contractual interest on related party bonds of $16.3 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively. There were no related party bonds at December 31, 2023.

CSC Equipment Financing

On May 8, 2023, the Company, through PureCycle PreP LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Lease Agreement (the “Master Lease Agreement”) with CSC Leasing Co. (“CSC”). CSC funded $20.3 million for purposes of procuring equipment. During October 2025, the Company paid off the entire outstanding balance of $20.3 million owed to CSC pursuant to the Master Lease Agreement,

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

wrote-off the unamortized debt issuance costs of $0.1 million and recorded a loss on extinguishment of approximately $4.4 million.

Varilease Finance, Inc.

PCT entered into an equipment financing arrangement with Varilease Finance, Inc. pursuant to a master lease agreement dated June 24, 2024, and received progress funding of $7.6 million in 2024. The Company began making interest only payments in September 2024 and continued to do so until the related equipment was placed in service and principal payments began in January 2025.

Sylebra Credit Facility

PCT has a $200.0 million revolving credit facility (the "Revolving Credit Facility") pursuant to a credit agreement (the “Revolving Credit Agreement”) dated as of March 15, 2023 and amended from time to time, with PureCycle Technologies Holdings Corp., PCT LLC and the PureCycle Augusta, LLC (collectively, the "Guarantors"), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited (the “Administrative Agent” and “Security Agent”). The Lenders and their affiliates are greater than 5% beneficial owners of PCT. The Revolving Credit Facility matures on September 30, 2027.

Amounts outstanding under the Revolving Credit Agreement bear interest at a variable annual rate equal to Term SOFR (as defined in the Revolving Credit Agreement) in effect for such period plus 17.50%. PCT is also required to pay a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. Subject to prior written notice and payment of breakage fees, if any, PCT may (i) terminate all or any portion of the commitments under the Revolving Credit Agreement, and/or (ii) prepay all or any portion of any outstanding borrowings.

The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature.

Amounts outstanding under the Revolving Credit Agreement are guaranteed by the Guarantors, and are secured by a security interest in substantially all of the assets of PCT. Any majority-owned direct or indirect subsidiaries of PCT are required to guaranty the obligations under the Revolving Credit Agreement and grant security interests in substantially all of their respective assets (subject to certain exceptions).

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During May 2025, the Company drew a total of $10.0 million on the Revolving Credit Facility, which was repaid during June 2025 using the funds received on the Series B Preferred Convertible Perpetual Preferred Stock, as described in more detail in Note 14 - Mezzanine Equity and Stockholders' Equity.

On November 4, 2025, the Company entered into the Tenth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2026 to September 30, 2027 and added a clause regarding the potential redemption of Series A Preferred Stock whereby if, on or prior to March 17, 2026, sufficient proceeds are received from the exercise of Series A Warrants and the Board approves, then the Company shall redeem in full the Series A Preferred Stock.

The Company paid issuance costs totaling $2.1 million for amendments to the Revolving Credit Agreement during the year ended December 31, 2025.

There were no funds drawn on the Revolving Credit Facility as of December 31, 2025 and 2024, respectively. The up-front commitment fee and other related fees are being amortized over the term of the contract.

The Pure Plastic Term Loan Facility

On May 8, 2023, the Company entered into a $40.0 million Term Loan Facility pursuant to the Term Loan Credit Agreement dated as of May 8, 2023, among the Company, the Guarantors party thereto and Pure Plastic LLC (as Lender, Administrative Agent, and Security Agent), which would have matured on December 31, 2025 (the “Term Loan Facility”). Affiliates of the lender to the Term Loan Facility are greater than 5% beneficial owners of the Company.

On May 10, 2024, Pure Plastic executed the Payoff and Release Letter of the Term Loan Facility, the Term Loan Facility was terminated and the obligations were paid in full.

Principal repayments due on long-term debt and related party bonds payable over the next five years are as follows (in thousands):

Year Ending December 31,	Long-term Debt	Related Party Debt
2026	$6,446	$7,570
2027	100	25,105
2028	100	7,710
2029	100	8,220
2030	250,000	8,760
Thereafter	31,900	60,945
	288,646	118,310
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(18,845)	(24,397)
Less: Current portion	(6,446)	(7,570)
Total	$263,355	$86,343

NOTE 11 - LEASES

The Company leases real estate, equipment, and vehicles. The Company’s most significant individual lease arrangements relate to real estate with lease terms ranging from 1 to 30 years. Lease terms include renewal or termination options the Company is reasonably certain to exercise.

In May 2024, the Company sublet the leased space that previously housed its corporate headquarters in Orlando, FL and has no further involvement in that property. The Company recognized a $0.8 million

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

impairment on the related ROU asset, which is recorded in other (income)/expense, net in the Consolidated Statements of Comprehensive Loss.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Lease cost
Operating lease cost	$8,279	$5,668	$4,171
Short-term lease cost	1,706	1,447	1,175
Total lease cost	$9,985	$7,115	$5,346

Other information
Cash paid for amounts included in the measurement of lease liabilities	$7,723	$5,401	$3,772
Right-of-use assets obtained in exchange for new operating lease liabilities	$550	$31,527	$13,578

The weighted-average remaining lease term and weighted-average discount rate for our operating lease liabilities as of December 31, 2025 were 14.1 years and 6.5%, respectively.

The supplemental balance sheet information related to leases for the period is as follows:

	December 31,
(in thousands)	2025	2024
Operating lease right-of-use assets	$54,226	$56,833

Operating lease liabilities
Accrued expenses and other current liabilities	$3,061	$3,110
Operating lease right-of-use liabilities	52,350	54,665
Total operating lease liabilities	$55,411	$57,775

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ended December 31,	Lease Liabilities
2026	$6,543
2027	7,360
2028	6,113
2029	5,902
2030	5,999
Thereafter	60,343
Total future minimum lease payments	92,260
Less: Imputed interest	(36,849)
Present value of lease liabilities	$55,411

Sale-leaseback Transaction

The Company is party to a sale-leaseback arrangement with The Development Authority of Augusta, Georgia (“AEDA”) related to the Augusta Facility. The improvements and equipment, when completed and placed in service, will be transferred to the AEDA and leased back by PCT. The arrangement has an initial expiration date in 2044 and continues to provide local property tax incentives to the Company.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 12 - INCOME TAXES

Loss from continuing operations before income taxes, classified by source of income, were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$(177,668)	$(287,596)	$(100,432)
Foreign	(3,927)	(1,619)	(633)
Total	$(181,595)	$(289,215)	$(101,065)

The components of the provision/(benefit) for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current provision/(benefit)	—	—	—
Deferred:
Federal	970	(79)	650
State	—	—	—
Foreign	—	—	—
Total deferred provision/(benefit)	970	(79)	650
Total provision/(benefit) for income taxes	$970	$(79)	$650

The effective tax rate differs from the statutory tax rates as follows:

	Year Ended December 31,
(in thousands)	2025		2024		2023
Tax at statutory federal rate	$(38,135)	21.0%	$(60,735)	21.0%	$(21,224)	21.0%
Change in valuation allowance	50,902	(28.0)%	57,600	(19.9)%	48,679	(48.1)%
Effect of foreign tax laws	840	(0.5)%	340	(0.1)%	133	(0.1)%
Nontaxable or nondeductible items:
Warrant expense	(12,966)	7.1%	15,038	(5.2)%	(6,920)	6.8%
Other nontaxable or nondeductible items	1,294	(0.7)%	(4,456)	1.5%	1,228	(1.2)%
Tax credits	—	—%	(7,865)	2.7%	(22,329)	22.1%
Other	(965)	0.6%	(1)	—%	1,083	(1.1)%
Provision/(benefit) for income taxes	$970	(0.5)%	$(79)	(0.0)%	$650	(0.6)%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of differences between the tax basis and financial statement basis of assets and liabilities, as well as from the recognition of the tax benefits of net operating loss carryforwards and other attributes.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of the deferred income tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses and tax credit carryforwards	$221,638	$159,954
Equity-based compensation	2,795	2,618
Start-up expenses	8,522	9,275
Deferred revenue	1,275	1,391
Lease liabilities	14,126	10,318
Capital loss carryforward	8,448	6,772
Debt transactions	5,348	5,028
Other	599	357
Gross deferred tax assets	262,751	195,713
Less valuation allowance	(214,552)	(155,519)
Total deferred tax assets (after valuation allowance)	48,199	40,194
Deferred tax liabilities:
Property, plant, and equipment	(34,868)	(29,576)
Right-of-use assets	(13,567)	(9,989)
Other accruals	(1,305)	(1,200)
Total deferred tax liabilities	(49,740)	(40,765)
Net deferred tax liabilities	$(1,541)	$(571)

As of December 31, 2025, the Company has $800.8 million of U.S. federal net operating loss carryforwards, $24.2 million post-apportioned state net operating loss carryforwards, and $34.1 million of research and development tax credit carryforwards. As of December 31, 2024, the Company had $542.7 million of U.S. federal net operating loss carryforwards, $15.0 million post-apportioned gross state net operating loss carryforwards, and $34.1 million of research and development tax credit carryforwards. The attributes will be available to offset future income tax liabilities. The U.S. federal net operating losses can be carried forward indefinitely, the state net operating losses in certain jurisdictions can be carried forward indefinitely, while certain other jurisdictions expire at various dates, and the research and development tax credit can be carried forward for up to 20 years and will begin to expire in 2042.

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $214.6 million and $155.5 million as of December 31, 2025 and 2024, respectively, resulting in a net change of $59.1 million year-over-year. The valuation allowance mainly relates to U.S. federal and state net operating loss carryforwards, credit carryforwards, and start-up expenses. As the Company has reported minimal revenue from inception, it has no historic basis for projecting future taxable income, and lacks other sources of taxable income, resulting in the continued need for a valuation allowance.

As of December 31, 2025, the Company has continued to report foreign losses, which resulted in unbenefited accumulated losses for foreign operations. As a result, there is no potential deferred tax liability on the outside basis of foreign investments as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current or prior year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions based on existing tax laws. The Company remains generally subject to potential examination in the U.S. and state jurisdictions for years beginning on or after March 2021 due to the creation of net operating losses that can be

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

used in the future. Any potential reviews for years prior to March 2021 would not be expected to impact the Company while the Company operated as a flow-through entity. The Company is not currently under audit in any jurisdiction for income taxes.

The Company actively monitors domestic and global tax law changes to account for the effects in the period the legislation is enacted, as applicable.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Financial Assurance

The Company holds a surety bond in the amount of $8.0 million as of December 31, 2025 to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or December 31, 2026 (subject to renewal within one year).

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2025.

Denham-Blythe Arbitration

On October 7, 2020, PCO, a wholly-owned subsidiary of the Company, and Denham-Blythe Company, Inc. (“DB”) executed an Engineering, Procurement, and Construction Agreement for certain construction activities associated with the Ironton Facility.

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

On August 30, 2023, DB filed a breach of contract claim against PCO and others in Lawrence County Ohio, alleging the same facts contained in its Arbitration Demand, as well as an action to foreclose on a lien filed in Lawrence County, Ohio. Concurrently, DB requested the complaint be stayed pending the resolution of all issues in the arbitration.

On November 25, 2025, the Company received notice from the AAA arbitration panel of its decision awarding DB approximately $15.0 million of its $17.0 million demand. The AAA arbitration panel also awarded DB interest and attorneys’ fees, subject to submission of documentation to the arbitration panel. The Company disagrees with the findings and conclusions of the AAA arbitration panel and is evaluating whether to appeal the final award. As a result of the AAA arbitration panel decision, in 2025, the Company has accrued an additional $12.2 million to the fees already accrued under the terms of the DB contract, which includes $4.0 million as an increase to construction in progress, $3.6 million in selling, general, and administrative expenses for legal fees, and $4.5 million for prejudgment interest under the terms of the contract, which is recorded in other (income)/expense in the Consolidated Statements of Comprehensive Loss. As of December 31, 2025, the Company has a total of $23.1 million accrued for the DB contract, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Winter Garden Lease Dispute

On November 20, 2024, the Company filed a complaint for declaratory relief in the Circuit Court for Orange County, Florida against Crown Industrial Partners, LLC (“Crown”), Case No. 2024-CA-010359, seeking the Court determine that Crown breached the eleven-year lease agreement for a planned PreP facility in Winter Garden, Florida (“Lease”) by failing to repair, replace, and restore the utility and sewer lines for the property subject to the Lease and by hindering the Company’s performance under the Lease; that the frustration of purpose doctrine excuses the Company’s performance; and that the Lease is terminated or that the Company is entitled to receive an abatement of rent due to the lack of tenantability of the leased premises. On August 6, 2025, Crown filed an Answer and Counterclaim in which it seeks a declaration from the Court that the Company is in breach because the Lease imposes on the Company the responsibility to obtain and maintain certain utility services. Crown is seeking actual and consequential damages for the Company’s alleged breach of failing to obtain certain utility services, including, but not limited to, diminution of value of the property, cost associated with providing water and wastewater service to the Property, reimbursement of tenant improvements paid by Crown for the Company’s occupancy, contractual indemnity for and all other damages caused by the Company’s alleged breach, plus rent due under the Lease and costs of reletting the property if the Company is forced to vacate prior to the Lease term, as well as costs and attorney’s fees. Discovery is ongoing in the matter. The Company believes that it is not possible at this time to reasonably assess the outcome of this matter or to estimate the loss or range of losses, if any, as the matter is in early stages.

Other Matters

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

NOTE 14 - MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Mezzanine Equity

Series B Convertible Perpetual Preferred Stock

On June 16, 2025, the Company entered into binding subscription agreements (the "Series B Subscription Agreements") with certain investors (collectively, the “Series B Investors”), including investment entities affiliated with Pure Crown, Sylebra, Daniel Gibson, and Samlyn, pursuant to which the Company agreed to sell to the Series B Investors, in a private placement transaction (the “Series B Offering”), an aggregate of 300,000 shares of Series B Convertible Perpetual Preferred Stock at an initial issue price of $1,000 per share. The transactions contemplated by the Series B Subscription Agreements closed on June 20, 2025 (the "Series B Closing Date"). The gross proceeds to the Company were $300.0 million before deducting placement agent fees and other estimated offering expenses.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Series B Convertible Perpetual Preferred Stock was issued pursuant to a Series B Certificate of Designations filed with the Secretary of State of the State of Delaware, establishing the preferences, limitations and relative rights of the Series B Convertible Perpetual Preferred Stock. The Series B Certificate of Designations amended the Company’s Certificate of Incorporation and was effective immediately on filing.

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

A holder of the Series B Convertible Perpetual Preferred Stock may elect to convert their holdings into shares of the Company's Common Stock at any time. In addition, on or after the dividend payment date following the fourth anniversary of the Series B Closing Date, if at any time the closing price of the Company's Common Stock has been at least 175% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on the trading day immediately preceding the trading day on which a conversion notice is given (a “Series B Conversion Notice”), the Company may elect to convert all of the Series B Convertible Perpetual Preferred Stock into a number of shares of the Company's Common Stock equal to the Series B Accrued Value (as defined below) divided by the conversion price on the date of the Series B Conversion Notice, unless modified pursuant to a Make-Whole Change (as defined below). The Series B Convertible Perpetual Preferred Stock is convertible into the Company's Common Stock at an initial conversion price equal to $14.02, which represents a 30% premium to the 10-day volume weighted average price of the Company's Common Stock on the trading day immediately prior to the execution of the Series B Subscription Agreements.

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

Holders of the Series B Convertible Perpetual Preferred Stock are entitled to receive cumulative dividends at a rate equal to 7% per annum, payable in kind or in cash at the Company’s option, which dividends, if paid in kind, will be capitalized to the Series B Accrued Value. During the year ended December 31, 2025, there were $11.3 million of in-kind dividends accrued on the Series B Convertible Perpetual Preferred stock, which increased the outstanding Series B Perpetual Convertible Preferred Stock value.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company may not take any of the following actions unless otherwise approved by the holders of a majority of the then-outstanding Series B Convertible Perpetual Preferred Stock: (a) amend or waive any provision in the Certificate of Incorporation in any way that materially, adversely and disproportionately affects the rights, preferences, and privileges or power of the Series B Convertible Perpetual Preferred Stock; (b) increase the authorized number of shares of Series A Preferred Stock unless such increase is required pursuant to the existing terms of the Certificate of Designations of Series A Preferred Stock, as modified by the waivers entered into by all of the holders of the Series A Preferred Stock on September 17, 2024; (c) other than in connection with the Series A Preferred Stock, issue any equity securities of the Company containing rights, preferences or privileges with respect to distributions or liquidation superior to or on parity with the Series B Convertible Perpetual Preferred Stock; or (d) repurchase or redeem any of the Company's issued and outstanding Common Stock other than any such repurchases or redemptions (i) undertaken in connection with any equity incentive agreements approved by the Board, (ii) undertaken to satisfy obligations of the Company existing on the date of the Certificate of Designations, or (iii) that do not result in payments by the Company in an aggregate amount, together with all prior payments made pursuant to this clause (iii), in excess of $50.0 million.

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

In conjunction with the Series B Offering, the Company entered into the Ninth Amendment to the Company's Revolving Credit Facility, to, among other things, (i) permit the Series B Offering, and (ii) amend the indebtedness covenant to add a basket for unsecured indebtedness of the Company in an aggregate principal amount not to exceed $50.0 million.

Stockholders' Equity

Preferred Transactions

On September 11, 2024, the Company entered into subscription agreements (the “Series A Subscription Agreements”) with certain investors (the “Series A Investors”), including affiliates of Sylebra and Samlyn, both related parties, pursuant to which the Company agreed to sell to the Series A Investors, in a private placement, an aggregate of (i) 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), sold at an initial issue price of $1,000 per share, (ii) 8,528,786 shares of the Company's Common Stock, sold at a price of $4.69 per share (the “Common Stock Price”), and (iii) Series C Warrants to purchase an aggregate of 5,000,000 shares of the Company's Common Stock at a price of $11.50 per share of Common Stock (the “Series C Warrants”, and the shares of Common Stock issuable upon exercise of the Series C Warrants, the “Warrant Shares”). The transactions contemplated by the Series A Subscription Agreements closed on September 13, 2024. The gross proceeds to the Company were approximately $90.0 million before deducting fees and other estimated offering expenses, which were immaterial. Proceeds were

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

first allocated to liability instruments based on fair value, then allocated pro-rata to the equity instruments. Refer to Note 16 - Warrants for further information on the Series C Warrants.

Series A Preferred Stock

The shares of Series A Preferred Stock were issued pursuant to a Certificate of Designations (the “Series A Certificate of Designations”) filed on September 13, 2024, as amended on September 17, 2024 (as described below), and rank senior to the Company's Common Stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in kind at the election of the Company. During September 2025, the Company issued 4,003 shares of its Series A Preferred Stock for in-kind payment of dividends on the instruments. As of December 31, 2025 and 2024, there were 100,000 shares of Series A Preferred Stock authorized, and there were 54,003 and 50,000 shares issued and outstanding, respectively.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock is measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. As of December 31, 2025 and 2024, the Series A Preferred Stock Liability was $29.6 million and $18.4 million, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $11.2 million and $2.1 million, respectively, of interest expense (which includes amortization of original issuance discount) on the Series A Preferred Stock.

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”), which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15, Embedded Derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC. As of December 31, 2025 the Put Option liability has no ascribed fair value and as of December 31, 2024, the Put Option liability had a fair value of $3.4 million. During the year ended December 31, 2025, the Company recognized income of $3.4 million related to the change in the Put Option fair value, and during the year ended December 31, 2024, the Company recognized of expense of $2.3 million dollars related to the change in the Put Option fair value, which is recorded in other (income)/expense, net in the Consolidated Statements of Comprehensive Loss. Refer to Note 17 - Fair Value of Financial Instruments for information related to the Put Option fair value.

The shares of Series A Preferred Stock will be redeemed in cash at a price equal to $1,050 per share (105% of the Initial Issue Price) regardless of whether they are called by the Company, put back to the Company by the holders, or redeemed on September 13, 2027. The Series A Preferred Stock is liability classified and presented within noncurrent liabilities, as preferred stock liability, and the Put Option liability is recorded within other noncurrent liabilities on the Consolidated Balance Sheets.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

fourth quarterly return payment date, and (ii) pursuant to the Series A Subscription Agreements, to require the Company to register the shares of Common Stock issuable upon redemption of the Series A Preferred Stock on a registration statement filed by the Company.

Preferred Stock

As of December 31, 2025 and 2024, the Company is authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which 0.4 million shares and 0.1 million shares were issued and outstanding, respectively.

Common Stock

Holders of the Company's Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s Common Stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s Common Stock do not have preemptive, subscription, redemption or conversion rights. All shares of the Company’s Common Stock are fully paid and non-assessable. The Company is authorized to issue 450.0 million shares of Common Stock with a par value of $0.001. As of December 31, 2025 and 2024, 180.3 million and 173.6 million shares were issued and outstanding, respectively.

On February 5, 2025, the Company entered into subscription agreements (the "Subscription Agreements") with certain investors (the “Investors”), including affiliates of Sylebra, Pleiad Asia Master Fund, Pleiad Asia Equity Master Fund and affiliates of Samlyn, pursuant to which the Company agreed to sell to the Investors, in a private placement an aggregate of 4,091,293 shares of the Common Stock at a price of $8.0655 per share. Included in the Subscription Agreement were 524,349 shares of the Company's Common Stock sold to affiliates of Sylebra and Samlyn, both of whom are related parties due to their greater than 5% ownership interest in the Company, for approximately $4.2 million in proceeds before deducting fees and other estimated offering expenses. The transactions contemplated by the Subscription Agreements closed on February 6, 2025. The gross proceeds to the Company from the offering were approximately $33.0 million before deducting fees and other estimated offering expenses. As part of the Subscription Agreements, the Company filed a registration statement on March 4, 2025 registering the Common Stock sold in the offering on an existing shelf registration statement dated January 31, 2025.

NOTE 15 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, the Company's stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance shares, performance units ("PSUs"), dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company’s Common Stock outstanding on the last day of the immediately preceding fiscal year, or, (b) such smaller number of shares as determined by the Board.

As of December 31, 2025, approximately 27.2 million shares of Common Stock were authorized for issuance under the Plan, of which approximately 18.3 million shares remain available for issuance under the Plan

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(assuming maximum performance with respect to the applicable performance goals related to the Plan awards issued).

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

A summary of RSU activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Non-vested at December 31, 2023	2,847	$9.31	2.3
Granted	1,857	6.70
Vested	(1,015)	10.03
Forfeited	(251)	6.46
Non-vested at December 31, 2024	3,438	7.90	2.5
Granted	914	9.65
Vested	(1,266)	8.84
Forfeited	(157)	6.88
Non-vested at December 31, 2025	2,929	$8.08	2.4

On December 31, 2024, the Company entered into an agreement with the Company's former Chief Financial Officer, whereby his restricted stock award set to expire on December 31, 2024 was extended an additional two years to December 31, 2026 in exchange for four quarterly payments of $0.2 million, beginning on December 31, 2024. The Company received $0.5 million and $0.2 million during the years ended December 31, 2025 and 2024, respectively, which has been recognized in additional paid-in capital within the Consolidated Balance Sheets.

On June 16, 2025, the Company and the Company's Chief Executive Officer entered into an employment agreement, pursuant to which he was entitled to receive a restricted stock award of 0.2 million shares of the Company's Common Stock that immediately vested. The total compensation cost associated with this award was $2.3 million and is recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2025.

As of December 31, 2025, there were $14.0 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.4 years.

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company recognizes compensation expense for the stock option awards based on the fair value at the date of grant on a straight-line basis over the vesting period of such awards. The fair value of the stock option award is calculated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2025	2024
Expected annual dividend yield	—%	—%
Expected volatility	89.9% - 90.2%	88.50%
Risk-free rate of return	4.06% - 4.45%	4.32%
Expected option term (years)	6.50	6.50

The expected term of the shares granted is estimated using the simplified method, which is based on the midpoint between the vesting date and the expiration of the contractual term. The simplified method is used due to the lack of sufficient historical experience for the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends on its Common Stock. The fair value of the underlying Company's Common Stock is determined using the closing stock price of the Company's Common Stock on the grant date.

A summary of stock option activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2023	983	$20.17	5.4
Granted	355	5.73
Exercised	(16)	5.72
Forfeited	(32)	5.72
Balance, December 31, 2024	1,290	16.75	5.5
Granted	223	10.16
Forfeited	(26)	5.73
Balance, December 31, 2025	1,487	$15.95	5.1
Exercisable	613

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2025, there were $1.9 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 1.8 years. As of December 31, 2025, the exercisable stock options were out-of-the-money and have a remaining contractual life of 1.0 year.

Performance-Based Restricted Stock Awards

The shares issued pursuant to the Performance-Based Restricted Stock Agreements vest depending on if the performance obligations are met. In general, the PSUs will be earned based on achievement of pre-established financial and/or operational performance objectives and will vest on the date the attainment of such performance objectives as determined by the Compensation Committee of the Board, subject to the participant’s continued employment with the Company. These grants allow for the right to receive a variable number of shares, between 0% and 200% of target.

The Company recognizes compensation expense for the PSUs equal to the grant-date fair value of the equity-based compensation awards on a straight-line basis over the vesting period of such awards as the Company has concluded the performance condition is probable to be met. The fair value of the awards is equal to the fair value of the Company’s Common Stock one day prior to the date of grant.

A summary of the PSU activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Balance, December 31, 2023	1,246	$8.85	1.4
Granted	362	5.89
Forfeited	(267)	15.03
Balance, December 31, 2024	1,341	6.82	1.7
Granted	194	10.15
Vested	(94)	6.00
Forfeited	(912)	7.24
Balance, December 31, 2025	529	$7.45	1.8

As of December 31, 2025, there were $1.7 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 1.8 years. During 2025, certain PSUs did not achieve their performance targets, resulting in a reversal of $0.6 million in cumulative compensation expense for those awards.

Equity-based compensation expense was comprised of the following for the years ended December 31, 2025, 2024 and 2023, and is recorded in cost of operations and selling, general and administrative expenses within the Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total equity-based compensation for RSUs	$10,801	$10,779	$11,040
Total equity-based compensation for restricted stock award	2,268	—	—
Total equity-based compensation for stock options	1,385	864	423
Total equity-based compensation for PSUs	481	10	366
Total equity-based stock compensation expense	$14,935	$11,653	$11,829

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16 - WARRANTS

The Company had the following series of warrants outstanding (in thousands, except per-share values) as of December 31, 2025, and 2024, all of which are exercisable:

	December 31,
Warrant Series	2025	2024	Exercise Price	Expiration Date
RTI Global ("RTI") Warrants	—	1,511	$5.56	January 17, 2025
Public Warrants	5,715	5,720	$11.50	March 17, 2026 (1)
Private Warrants	199	199	$11.50	March 17, 2026 (1)
Series A Warrants	17,757	17,857	$11.50	March 17, 2026 (1)
Series B Warrants	3,064	3,064	$11.50	December 1, 2030
Series C Warrants	5,000	5,000	$11.50	December 1, 2030
Total warrants, issued and outstanding	31,735	33,351

__________

(1) During February 2026, the Company entered into amended warrant agreements, which, in part, extended the expiration dates related to the Public and Private Warrants and the Series A Warrants as described in Note 19 - Subsequent Events.

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

The Company may redeem the outstanding warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.

The public warrants are accounted for as equity-classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification. The private warrants are accounted for as liability-classified as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the holder and affiliates of the original holder, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company classifies the private warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities, until the private warrants are transferred from the initial purchasers or any of their permitted transferees. As of December 31, 2025, approximately 187,000 of the private warrants have been transferred from the initial purchasers.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the year ended December 31, 2025, 5,756 public warrants were exercised by warrant holders. The Company received $0.1 million in cash and issued 5,576 shares of Common Stock.

Refer to Note 17 - Fair Value of Financial Instruments for further information.

Series A Warrants

On March 7, 2022, the Company issued approximately 17.9 million Series A warrants (the "Series A Warrants") to certain investors in connection with a private placement in 2022 to purchase shares of the Company’s Common Stock. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Common Stock at a price of $11.50 per share any time after September 17, 2022. The warrants expire on March 17, 2026.

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

Refer to Note 17 - Fair Value of Financial Instruments for further information.

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

Refer to Note 17 - Fair Value of Financial Instruments for further information.

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

Refer to Note 17 - Fair Value of Financial Instruments for further information.

Warrant (benefit)/expense recognized during the years ended December 31, 2025, 2024 and 2023 is presented in the following table:

	Year Ended December 31,
(in thousands)	2025	2024	2023
RTI Warrants	$(1,291)	$8,672	$(2,233)
Private Warrants	(161)	178	(519)
Series A Warrants	(47,121)	41,294	(31,072)
Series B Warrants	(4,719)	13,666	—
Series C Warrants	(8,450)	7,800	—
Change in fair value of warrants	$(61,742)	$71,610	$(33,824)

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company records cash and cash equivalents, restricted cash, accounts receivable and accounts payable at cost, which approximates fair value due to their short-term nature or stated rates. The Company records debt at cost less any discounts and issuance costs.

As of December 31, 2025 and 2024, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$140,694	$—	$—	$140,694	$10,409	$—	$—	$10,409
Restricted cash equivalents:
Restricted cash equivalents - current	1,984	—	—	1,984	16,656	—	—	16,656
Restricted cash equivalents - noncurrent	9,356	—	—	9,356	9,172	—	—	9,172
Investments:
Corporate Debt Securities, available for sale	—	13,631	—	13,631	—	—	—	—

Liabilities
Put Option liability	$—	$—	$—	$—	$—	$—	$3,443	$3,443
Warrant liability:
RTI Warrants	—	—	—	—	—	—	10,109	10,109
Private Warrants - Liability classified	—	—	9	9	—	—	443	443
Series A Warrants	—	13,673	—	13,673	—	61,329	—	61,329
Series B Warrants	—	—	15,749	15,749	—	—	20,468	20,468
Series C Warrants	—	—	29,400	29,400	—	—	37,850	37,850
Total warrant liability	$—	$13,673	$45,158	$58,831	$—	$61,329	$68,870	$130,199

As of December 31, 2025 and 2024, the estimated fair value of the Company's financial instruments not remeasured at fair value on a recurring basis within the fair value hierarchy are as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Green Convertible Notes	$—	$—	$244,560	$244,560	$—	$—	$233,125	$233,125
Revenue bonds
Related party bonds	—	—	117,928	117,928	—	—	98,481	98,481
Third-party bonds	—	—	31,118	31,118	—	—	11,044	11,044
Total revenue bonds	$—	$—	$149,046	$149,046	$—	$—	$109,525	$109,525

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

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	December 31,
	2025	2024
Expected annual dividend yield	—%	—%
Expected volatility	101.5%	93.1%
Risk-free rate of return	3.7%	4.1%
Expected option term (years)	0.2	1.2

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

A summary of the private warrants activity from December 31, 2024 to December 31, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$443
Warrants transferred from initial purchaser	(273)
Change in fair value	(161)
Balance, December 31, 2025	$9

Refer to Note 16 - Warrants for further information.

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

The expected term of the RTI Warrants was determined based on the duration of time the warrants were expected to be outstanding. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was calculated based on the specific volatility of the Company’s publicly-traded Common Stock. The dividend yield on the Company’s warrants was assumed to be zero as the Company has not historically paid dividends on its Common Stock. The fair value of the underlying Company shares was determined using a Binomial Tree pricing model.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the RTI Warrants activity from December 31, 2024 to December 31, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$10,109
Change in fair value	(1,291)
Exercise of warrants	(8,818)
Balance, December 31, 2025	$—

Measurement of the Series A Warrants

The Series A Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis using the market price of the Company’s publicly traded warrants, with changes in fair value recorded in current earnings. The Company has determined the publicly traded warrants to be an appropriate proxy to value the Series A Warrants, as both warrants have similar redemption features and the same exercise price. The Series A Warrants are classified as Level 2 for both initial measurement at issuance and subsequent measurement each period.

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	December 31,
	2025	2024
Expected annual dividend yield	—%	—%
Expected volatility	101.5%	93.1%
Risk-free rate of return	3.7%	4.4%
Expected option term (years)	4.9	5.9

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

A summary of the Series B Warrants activity from December 31, 2024 to December 31, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$20,468
Change in fair value	(4,719)
Balance, December 31, 2025	$15,749

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	December 31,
	2025	2024
Expected annual dividend yield	—%	—%
Expected volatility	101.5%	93.1%
Risk-free rate of return	3.7%	4.4%
Expected option term (years)	4.9	5.9

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

A summary of the Series C Warrants activity from December 31, 2024 to December 31, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$37,850
Change in fair value	(8,450)
Balance, December 31, 2025	$29,400

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	December 31,
	2025 (1)	2024
Risk-free rate of return	—%	4.4%
Credit spread	—%	16.7%

__________

(1) During June 2025, the Company announced its plans to construct the Thailand Facility, which has adjusted the timeline on construction of the Augusta Facility. Because the Put Option is contingent upon the Company incurring any indebtedness that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC, this adjusted timeline has resulted in the likelihood of the Put Option being exercised as remote. Accordingly, there has been no value ascribed to the Put Option as of December 31, 2025.

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the Put Option activity from December 31, 2024 to December 31, 2025 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2024	$3,443
Change in fair value	(3,443)
Balance, December 31, 2025	$—

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.

NOTE 18 – NET LOSS PER SHARE

The computation for the basic and diluted loss per share for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net loss	$(182,565)	$(289,136)	$(101,715)
Less: Dividends accumulated on Series B Convertible Perpetual Preferred Stock	11,324	—	—
Basic net loss attributable to common stockholders	(193,889)	(289,136)	(101,715)
Less: Dilutive impact of -
RTI Warrants	—	—	2,233
Private Warrants	69	—	—
Series A Warrants	17,224	—	—
Series B Warrants	2,451	—	—
Series C Warrants	4,100	—	—
Diluted net loss attributable to common stockholders	$(217,733)	$(289,136)	$(103,948)

Denominator:
Weighted average common shares outstanding, basic	179,327	165,377	163,865
Dilutive shares:
RTI Warrants	—	—	148
Private Warrants	9	—	—
Series A Warrants	765	—	—
Series B Warrants	132	—	—
Series C Warrants	215	—	—
Weighted average common shares outstanding, dilutive	180,448	165,377	164,013

Net loss per share attributable to common stockholders, basic	$(1.08)	$(1.75)	$(0.62)
Net loss per share attributable to common stockholders, diluted	$(1.21)	$(1.75)	$(0.63)

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Certain outstanding Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as including them would have been anti-dilutive. A summary of those outstanding Common Stock equivalents is presented in the following table:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Anti-dilutive shares
Warrants	5,715	33,352	23,776
Stock options	1,487	1,290	983
RSUs	2,929	3,438	2,788
PSUs	797	1,341	1,246
Contingently - issuable shares to Legacy PCT unitholders (1)	2,000	2,000	4,000
Shares issuable upon conversion of Green Convertible Notes	16,869	16,869	16,869
Shares issuable upon conversion of Series B Convertible Perpetual Preferred Stock	22,206	—	—
Total anti-dilutive shares	52,003	58,290	49,662

__________

(1) In connection with the initial business combination and merger agreement as described in Note 1 - Organization, legacy PCT unitholders will be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC, an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

NOTE 19 - SUBSEQUENT EVENTS

Amendment to Public and Private Warrants

On February 25, 2026, the Company entered into a supplemental agreement (the “PCT Warrants Supplemental Warrant Agreement”) to the original outstanding public and private warrant agreements as described in Note 16 - Warrants, which had an original expiration date of March 17, 2026, unless a date was fixed for the redemption of the public and private warrants, if earlier. Pursuant to the terms of the original public and private warrants agreements, and upon the approval of the Board, the Company entered into the PCT Warrants Supplemental Warrant Agreement in order to extend the expiration date of the PCT Warrants to the earlier of (a) 5:00 p.m. (New York City time) on June 17, 2026, or (b) the date fixed for the redemption of the PCT Warrants. Such amendments will be effective as of March 17, 2026.

Amendments to PCT Series A Warrants

In connection with the amendment of the public and private warrants described above, the Board also approved certain amendments to the terms of the Company’s outstanding Series A Warrants as described in Note 16 - Warrants, which had an original expiration date of March 17, 2026, subject to the consent of a requisite number of holders under the terms of the Series A Warrants and conditioned upon the Company’s entry into a supplemental agreement with the Series A Warrants Agent. On February 20, 2026, the Company received the written consent of the holders of a requisite number of Series A Warrants to extend the expiration date of the Series A Warrants to the earlier of (a) 5:00 p.m. (New York City time) on March 17, 2027, or (b) the date fixed for the redemption of the Series A Warrants. Additionally, pursuant to the terms of the Series A Warrants, the Company and the consenting Series A Warrant holders agreed to amend the terms of the Series A Warrants held by such consenting Series A Warrant holders, which constitutes all of the Series A Warrants, to reduce the trading price required for the Company to redeem such Series A Warrants, subject to the other terms and conditions contained in the Series A Warrants, from $18.00 to $14.38 per share of the Company’s Common Stock for any 20 trading days in a 30 trading day period. On February 25, 2026, the Company and the Warrant

PureCycle Technologies, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Agent entered into a supplemental agreement to memorialize the foregoing amendments, which will be effective as of March 17, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

PCT’s Management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K). Based on this evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers), as appropriate, to allow timely decisions regarding required disclosure. PCT's Management, including its principle executive and financial officers, have concluded that the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which requires that internal controls are designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Management of the Company assessed the effectiveness of PCT’s internal control over financial reporting as of December 31, 2025, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management of the Company has concluded that PCT’s internal control over financial reporting was effective as of December 31, 2025. The effectiveness of PCT's internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in PCT’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, PCT’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted an insider trading compliance policy that governs the purchase, sale, and/or other transactions of the Company's securities by its directors, officers, and employees and has implemented processes that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of our insider trading compliance policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

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
2.1

Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended)†

3.1

Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Declassify the Board of Directors (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Incorporate Certain Other Changes (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.4

Certificate of Designations of Series A Preferred Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2024)

3.5

Certificate of Designations of Series B Convertible Perpetual Preferred Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2025)

3.6	Second Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

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

4.14	Form of 7.25% Green Convertible Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2023)

4.15	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 13, 2024)

4.16	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 13, 2024)

4.17	Form of Waiver from holders of Series A Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 18, 2024)

4.18	Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2024)

4.19	Supplemental Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 26, 2026)

4.20	Supplemental Agreement to Warrant Agent Agreement (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 26, 2026)

10.1	PIPE Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 16, 2020)

10.2	Form of Investor Rights Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended)

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

10.56

Amendment to Separation Agreement dated December 11, 2021 by and between PureCycle Technologies, Inc. and Michael E. Dee (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2025)

10.57

Form of Subscription Agreement dated as of February 5, 2025 by and between PureCycle Technologies, Inc. and the subscribers thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2025)

10.58

Redline of Conformed Credit Agreement (through Seventh Amendment) dated as of February 5, 2025 by and between PureCycle Technologies, Inc. and the subscribers thereto (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2025)

10.59

Amendment No. 1 to the Amended and Restated Patent License Agreement effective February 21, 2025 (incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on February 27, 2025)**

10.60

Limited Consent and Seventh Amendment to Credit Agreement, dated as of February 5, 2025, by and among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies Holdings Corp., PureCycle Technologies, LLC, and PureCycle Augusta, LLC as Guarantors, and Madison Pacific Trust Limited as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2025)

10.61

Eighth Amendment to Credit Agreement, dated as of April 11, 2025, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies, LLC, PureCycle Technologies Holdings Corp., and PureCycle Augusta, LLC as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2025)

10.62	Form of Subscription Agreement, dated as of June 16, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2025)

10.63

Ninth Amendment to Credit Agreement, dated as of June 16, 2025, among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies, LLC, PureCycle Augusta, LLC and PureCycle Technologies Holdings Corp., as Guarantors, the Lenders party thereto, and Madison Pacific Trust Limited, as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 17, 2025)

10.64

Executive Employment Agreement, dated as of June 16, 2025, by and between PureCycle Technologies, Inc. and Dustin Olson (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 17, 2025)^

10.65

Tenth Amendment to Credit Agreement, dated as of November 4, 2025, by and among PureCycle Technologies, Inc., as the Borrower, PureCycle Technologies Holdings Corp., PureCycle Technologies, LLC, PureCycle Augusta, LLC, as Guarantors, the Lenders party thereto, and Madison Pacific Trust Company Limited as Administrative Agent and Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2025)

10.66	Seventh Supplemental Indenture, dated as of December 26, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2025)
10.67

Retirement Agreement, dated as of February 23, 2026, by and between PureCycle Technologies, Inc. and Jaime Vasquez (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2026)^

19.1	PureCycle Technologies, Inc., Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2025)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Grant Thornton LLP.*

31.1	Rule 13a-14(a) Certification by Dustin Olson, Chief Executive Officer, for the fiscal year ended December 31, 2025.*

31.2	Rule 13a-14(a) Certification by Jaime Vasquez, Chief Financial Officer, for the fiscal year ended December 31, 2025.*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the fiscal year ended December 31, 2025.*

32.2	Section 1350 Certification by Jaime Vasquez, Chief Financial Officer, for the fiscal year ended December 31, 2025.*

97.1	PureCycle Technologies, Inc., Compensation Clawback Policy, Effective July 2023 (incorporated herein by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 6, 2024).

101

The following materials from PureCycle Technologies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

** Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) is the type of information that the registrant treats as private or confidential.

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

^ Indicates management contract or other compensatory arrangement.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURECYCLE TECHNOLOGIES, INC.

(Registrant)

By:	/s/ Dustin Olson
Dustin Olson
Chief Executive Officer

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dustin Olson	Chief Executive Officer and Director	February 26, 2026
Dustin Olson	(Principal Executive Officer)

/s/ Jaime Vasquez	Chief Financial Officer	February 26, 2026
Jaime Vasquez	(Principal Financial Officer)

/s/ Gregory Barta	Controller and Chief Accounting Officer	February 26, 2026
Gregory Barta	(Principal Accounting Officer)

/s/ Daniel Coombs	Non-executive Chairman and Director	February 26, 2026
Daniel Coombs

/s/ Steven Bouck	Director	February 26, 2026
Steven Bouck

/s/ Tanya Burnell	Director	February 26, 2026
Tanya Burnell

/s/ Daniel Gibson	Director	February 26, 2026
Daniel Gibson

/s/ Allen Jacoby	Director	February 26, 2026
Allen Jacoby

/s/ Dr. Siri Jirapongphan	Director	February 26, 2026
Dr. Siri Jirapongphan

/s/ Valerie Mars	Director	February 26, 2026
Valerie Mars

/s/ Fernando Musa	Director	February 26, 2026
Fernando Musa