Form 10-Q
period 2026-03-31
PureCycle Technologies, Inc.
filed 2026-05-06
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, there were approximately 180,863,550 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

PureCycle Technologies, Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,213	$156,694
Debt securities available for sale	30,882	13,631
Restricted cash – current	508	1,984
Accounts receivable, net	3,825	2,007
Inventory	12,335	13,824
Prepaid expenses and other current assets	8,619	9,877
Total current assets	146,382	198,017
NONCURRENT ASSETS
Restricted cash – noncurrent	9,395	9,356
Operating lease right-of-use assets	66,937	54,226
Property, plant and equipment, net	660,269	657,752
Prepaid expenses and other noncurrent assets	3,024	3,315
TOTAL ASSETS	$886,007	$922,666

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,837	$9,247
Accrued expenses and other current liabilities	42,357	42,815
Accrued interest	6,041	7,805
Current portion of warrant liability	13,327	13,682
Current portion of long-term debt	3,426	6,446
Current portion of related party bonds payable	7,570	7,570
Total current liabilities	85,558	87,565
NONCURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	265,386	263,355
Related party bonds payable, less current portion	87,886	86,343
Warrant liability, less current portion	22,507	45,149
Operating lease right-of-use liabilities	64,635	52,350
Series A Preferred Stock liability	33,308	29,606
Other noncurrent liabilities	4,299	2,710
TOTAL LIABILITIES	568,579	572,078

COMMITMENTS AND CONTINGENCIES (NOTE 10)

MEZZANINE EQUITY
Series B Convertible Perpetual Preferred Stock - $0.001 par value, 300 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	310,004	304,701

STOCKHOLDERS' EQUITY
Common Stock - $0.001 par value, 450,000 shares authorized; 180,841 and 180,281 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	181	180
Additional paid-in capital	857,200	861,953
Accumulated other comprehensive loss	(575)	(305)
Accumulated deficit	(849,382)	(815,941)
TOTAL STOCKHOLDERS' EQUITY	7,424	45,887
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$886,007	$922,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenues	$4,127	$1,580
Operating expenses
Cost of operations	31,394	24,002
Research and development	1,555	1,552
Selling, general and administrative	12,973	13,747
Total operating costs and expenses	45,922	39,301
Operating loss	(41,795)	(37,721)
Other expense/(income)
Interest expense	15,382	15,064
Interest income	(1,382)	(379)
Change in fair value of warrants	(22,997)	(56,669)
Other expense/(income), net	643	(4,569)
Total other income	(8,354)	(46,553)
Net (loss)/income	$(33,441)	$8,832

(Loss)/earnings per share
Basic	$(0.21)	$0.05
Diluted	$(0.21)	$0.05
Weighted average common shares
Basic	180,478	177,308
Diluted	180,478	178,506

Other comprehensive (loss)/income
Cumulative translation adjustment	$(254)	$(94)
Unrealized loss on debt securities available for sale	(16)	—
Total comprehensive (loss)/income	$(33,711)	$8,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2026
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	300	$304,701	180,281	$180	$861,953	$(305)	$(815,941)	$45,887
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	5,313	—	—	(5,313)	—	—	(5,313)
Redemption of Series B Convertible Perpetual Preferred Stock	—	(10)	1	—	10	—	—	10
Warrants exercised	—	—	20	—	230	—	—	230
Share repurchase	—	—	(295)	—	(2,223)	—	—	(2,223)
Equity-based compensation	—	—	834	1	2,543	—	—	2,544
Unrealized loss on available for sale debt securities	—	—	—	—	—	(16)	—	(16)
Cumulative translation adjustment	—	—	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	—	—	(33,441)	(33,441)
Balance, March 31, 2026	300	$310,004	180,841	$181	$857,200	$(575)	$(849,382)	$7,424

	For the Three Months Ended March 31, 2025
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	173,566	$174	$813,573	$78	$(633,376)	$180,449
Issuance of Common Stock	—	—	4,091	4	33,148	—	—	33,152
Warrants exercised	—	—	1,511	1	14,216	—	—	14,217
Share repurchase	—	—	(187)	—	(1,697)	—	—	(1,697)
Equity-based compensation	—	—	554	1	3,353	—	—	3,354
Cumulative translation adjustment	—	—	—	—	—	(94)	—	(94)
Net income	—	—	—	—	—	—	8,832	8,832
Balance, March 31, 2025	—	$—	179,535	$180	$862,593	$(16)	$(624,544)	$238,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net (loss)/income	$(33,441)	$8,832
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Equity-based compensation	2,544	3,354
Change in fair value of warrants	(22,997)	(56,669)
Change in fair value of put option	1,563	(3,146)
Depreciation expense	7,379	7,350
Amortization of debt issuance costs and debt discounts	6,572	3,727
Operating lease amortization expense	1,169	1,119
Changes in operating assets and liabilities
Accounts receivable, net	(1,818)	(1,494)
Inventory	1,489	(660)
Prepaid expenses and other current assets	701	1,936
Prepaid expenses and other noncurrent assets	291	(13)
Accounts payable	(2,280)	(6,846)
Accrued expenses and other current liabilities	(2,218)	4,014
Accrued interest	(689)	531
Operating lease right-of-use liabilities	(919)	(903)
Net cash used in operating activities	(42,654)	(38,868)
Cash flows from investing activities
Purchase of property, plant and equipment	(3,432)	(15,004)
Purchase of debt securities, available for sale	(31,668)	—
Sale and maturity of debt securities, available for sale	14,450	—
Net cash used in investing activities	(20,650)	(15,004)
Cash flows from financing activities
Proceeds from issuance of Common Stock	—	33,152
Proceeds from issuance of revenue bonds to third parties	—	16,368
Proceeds from exercise and issuance of warrants	230	5,400
Payments on equipment financing	(1,136)	—
Payments to repurchase shares	(2,223)	(1,697)
Other financing activities	(1,485)	(3,400)
Net cash (used in)/provided by financing activities	(4,614)	49,823
Net decrease in cash and restricted cash	(67,918)	(4,049)
Cash and cash equivalents and restricted cash, beginning of period	168,034	41,511
Cash and cash equivalents and restricted cash, end of period	$100,116	$37,462
Supplemental disclosure of cash flow information
Operating activities
Interest paid during the period, net of capitalized interest	$9,373	$10,837
Non-cash investing activities
Additions to property, plant, and equipment in accounts payable and accrued expenses	30,770	20,097
Non-cash financing activities
PIK dividends on Series B Convertible Perpetual Preferred Stock	5,313	—
PIK interest on Series A Preferred Stock	1,075	—
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$90,213	$22,482
Restricted cash - current	508	5,761
Restricted cash - noncurrent	9,395	9,219
Total cash and cash equivalents and restricted cash	$100,116	$37,462

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The condensed consolidated financial statements are presented in United States ("U.S.") Dollars. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the U.S. (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the current year presentation, including the reclassification of spare parts to inventory as discussed below.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Restricted Cash

Cash pledged as collateral for future capital purchases and leased properties is deemed restricted and included within this definition. Restricted cash that is expected to be spent or released from restriction within 12 months is classified as current on the Condensed Consolidated Balance Sheets. Restricted cash that is expected to be spent or released from restriction after 12 months is classified as noncurrent on the Condensed Consolidated Balance Sheets.

Concentration of Revenue and Accounts Receivable

Two customers generated 76% of the Company's revenues during the three months ended March 31, 2026, and comprised 79% of the Company's accounts receivable as of March 31, 2026. Three customers generated 74% of the Company's revenues during the three months ended March 31, 2025, and two customers comprised 81% of the Company's accounts receivable as of December 31, 2025.

Inventory

Production inventories are valued at the lower of cost or net realizable value and include raw materials, work-in-process, and finished goods inventory. The Company’s inventories are valued under the average cost method. As the Company has not generated material recurring sales and is in the early stages of operations, net realizable value is estimated based on anticipated selling prices. Commencing on January 1, 2026, the Company records spare parts for plant maintenance as inventory and expenses when utilized. Spare parts were previously included in prepaid expenses and other current assets. The prior year balance was reclassified to conform with the current year presentation. The Company chose to reclassify spare parts to inventory to more closely align with the use of spare parts in the production process to reflect the more substantive production levels of the Company as it continues to evolve from a development-stage entity.

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

Segment Information

Under Accounting Standards Codification ("ASC") 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Therefore, the Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which encompasses integrated business activities related to the recycling of polypropylene into resin pellets. To date, the Company has limited operations and measures performance on a consolidated basis. Management has determined that the measure of segment performance determined most in accordance with U.S. GAAP is consolidated net income or loss, as applicable. The Company’s Condensed Consolidated Statements of Comprehensive (Loss)/Income includes the significant expense categories provided to the CODM on a consolidated basis, and the CODM does not review significant classifications of expenses outside of those shown on the Condensed Consolidated Statements of Comprehensive (Loss)/Income. The CODM primarily reviews certain operating key performance indicators for evaluating performance and allocating resources.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

▪
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
▪
Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, and fair value is determined through the use of models or other valuation methodologies.
▪
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

Recently Adopted Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). The amendments in this update require that a government grant received by a business entity should not be recognized until it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received, and the business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The amendments to this update are effective for fiscal years beginning after December 15, 2028 and interim periods within those reporting periods. The Company adopted this guidance on January 1, 2026 and elected to utilize the cost accumulation approach to account for grants related to an asset. The adoption of this guidance did not impact the Company's financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. Specifically, the guidance is intended to clarify how to determine whether a settlement of convertible debt (particularly cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance on January 1, 2026 and it will be applied to debt conversions if they occur.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Recently Issued Accounting Pronouncements

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505) - Initial Measurement of Paid-in-Kind Dividends on Equity- Classified Preferred Stock to provide authoritative guidance on how an issuer should initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock. The amendments do not affect an entity's determination of when to recognize PIK dividends. The amendments in this update require that PIK dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate 2 stated in the preferred stock agreement. For example, if the preferred stock agreement specifies that PIK dividends are calculated by multiplying the PIK dividend rate by the liquidation value of the preferred stock outstanding, an entity should initially measure the PIK dividend at that amount. The liquidation value (or liquidation preference) of the preferred stock is typically defined by the preferred stock agreement and specifies the value of the preferred stock upon the occurrence of a liquidation event (such as the entity becoming insolvent). When preferred stock is not issued at a discount or premium, the liquidation value upon initial issuance is typically the same as the original issuance price of the preferred stock. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements to address suggestions received from stakeholders on Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments to this update are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this update is permitted. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions that have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to these updates are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of these updates is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company identifies and discloses transactions with related parties in accordance with ASC 850, Related Party Disclosures. The Company's related party transactions are primarily related to financing activities.

The Company’s condensed consolidated financial statements reflect transactions with certain principal owners of PCT and their affiliates, including Sylebra Capital Management (“Sylebra”), Samlyn Capital, LLC (“Samlyn”), Pure Plastic LLC (“Pure Plastic”), and Longview Asset Management LLC (“Longview”), which is Pure Crown LLC's investment advisor and has sole beneficial ownership of the Common Stock previously reported by Pure Crown LLC. The Company's condensed consolidated financial statements also reflect transactions with companies affiliated with PCT, including Glockner Family Venture Fund LP, Glockner Enterprises, and Glockner Oil (collectively, "Glockner"), as well as Milliken & Company ("Milliken").

PCT currently has a $200.0 million Revolving Credit Facility (the "Revolving Credit Facility") pursuant to a credit agreement with Sylebra. PCT is required to pay a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. During both of the quarters ended March 31, 2026 and 2025, the Company incurred $0.1 million in commitment fees to Sylebra on the unused borrowing capacity. Refer to Note 8 - Long-Term Debt and Bonds Payable for further information.

The table below summarizes the related party balances and transactions reflected in the condensed consolidated financial statements as of March 31, 2026 and December 31, 2025:

	March 31, 2026					December 31, 2025
	Sylebra	Samlyn	Pure Plastic	Longview	Glockner	Sylebra	Samlyn	Pure Plastic	Longview	Glockner
Debt Instruments (dollars in thousands)
Related Party Bonds Payable (Note 8)	$785	$3,900	$113,625	$—	$—	$785	$3,900	$113,625	$—	$—

Preferred stock and warrants (shares in thousands)
Series A Preferred Stock (Note 11)	27	27	—	—	—	27	27	—	—	—
Series B Convertible Perpetual Preferred Stock (Note 11)	40	50	—	5	—	40	50	—	5	—
Series A Warrants (Note 13)	10,250	2,857	—	1,071	614	10,250	2,857	—	1,071	614
Series B Warrants (Note 13)	—	—	3,064	—	—	—	—	3,064	—	—
Series C Warrants (Note 13)	2,500	2,500	—	—	—	2,500	2,500	—	—	—

NOTE 4 - AVAILABLE-FOR-SALE INVESTMENTS

The Company classified its investments in debt securities as available-for-sale. Debt securities available-for-sale were comprised of highly-liquid investments with minimum “A” rated securities and, as of March 31, 2026 and December 31, 2025, consisted of corporate entity debt securities. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive loss in the Condensed Consolidated Statements of Comprehensive (Loss)/Income.

The following tables represent the Company’s available-for-sale investments due within one year by major security type as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Losses	Total Fair Value
Corporate Debt Securities	$30,893	$(11)	$30,882

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Total Fair Value
Corporate Debt Securities	$13,627	$4	$13,631

The Company reviews available-for-sale investments for impairment loss periodically. During the three months ended March 31, 2026, the Company did not recognize any impairment losses. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2 in the fair value hierarchy. Refer to Note 14 - Fair Value of Financial Instruments for further information.

NOTE 5 - INVENTORY

The Company's inventory is comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$4,235	$4,925
Work in process	238	561
Finished goods	2,913	3,884
Spare parts and other	4,949	4,454
Total inventory	$12,335	$13,824

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

(dollars in thousands)	Estimated Useful Life (Years)	March 31, 2026	December 31, 2025
Buildings	10 - 40	$84,846	$84,757
Machinery and equipment	3 - 30	387,053	386,572
Leasehold improvements	2 - 15	4,829	4,829
Fixtures and furnishings	5 - 7	764	764
Land improvements	15	150	150
Land	Indefinite	1,150	1,150
Construction in progress	N/A	272,698	263,371
Total property, plant and equipment at cost		751,490	741,593
Less: Accumulated depreciation		(91,221)	(83,841)
Property, plant, and equipment, net		$660,269	$657,752

Depreciation expense is recorded in the Condensed Consolidated Statements of Comprehensive (Loss)/Income as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of operations	$6,577	$6,519
Research and development	778	774
Selling, general and administrative	24	57
Total depreciation expense	$7,379	$7,350

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities are comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued purchases	$35,661	$37,170
Accrued lease obligations	4,244	3,061
Employee-related costs	2,338	2,234
Other	114	350
Total accrued expenses and other current liabilities	$42,357	$42,815

NOTE 8 – LONG-TERM DEBT AND BONDS PAYABLE

The Company’s debt balances, including related party debt, consist of the following at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Long-term Debt
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	$250,000	$250,000
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031, maturing 2042	31,900	31,900
Other debt	3,625	6,746
	285,525	288,646
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(16,713)	(18,845)
Less: Current portion	(3,426)	(6,446)
Long-term debt, less current portion	$265,386	$263,355

Related Party Bonds Payable
Revenue Bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and began June 30, 2024, fully maturing December 2042	118,310	118,310
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(22,854)	(24,397)
Less: Current portion	(7,570)	(7,570)
Related party debt, less current portion	$87,886	$86,343

Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at March 31, 2026 and December 31, 2025; maturing September 2027	$—	$—

Green Convertible Notes

On August 24, 2023, the Company issued $250.0 million aggregate principal amount of 7.25% Green Convertible Senior Notes due August 15, 2030 (the “Green Convertible Notes”) at an issue price of $900 per $1,000 principal amount, with the discount accreting through August 15, 2027. The Green Convertible Notes will mature on August 15, 2030 (the “Maturity Date”), unless earlier repurchased, redeemed or converted. The Green Convertible Notes will bear interest at a rate of 7.25% per annum on the principal amount at maturity from August 24, 2023, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The Green Convertible Notes are senior unsecured obligations of the Company. Entities affiliated with a greater than 5% beneficial owner of the Company purchased $50.0 million aggregate principal amount at maturity of the Green Convertible Notes.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Holders of the Green Convertible Notes may convert all or any portion of their Green Convertible Notes at their option at any time prior to maturity at an initial conversion rate of 67.4764 shares of Common Stock per $1,000 principal amount at maturity of the Green Convertible Notes (equivalent to an initial conversion price of approximately $14.82 per share of Common Stock), subject to adjustment. The Company may settle conversions in cash, shares of its Common Stock, or a combination thereof, at the Company's option. There were no conversions during the three months ended March 31, 2026 and there were no changes to the conversion rate during the period.

Holders may require the Company to repurchase for cash all or any portion of their Green Convertible Notes on August 15, 2027 at a redemption piece equal to 100% of the principal amount at maturity of the Green Convertible Notes to be repurchased, plus accrued and unpaid interest, or upon a fundamental change at 100% of the accreted principal amount plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If certain stock price conditions are met, the Company may redeem the Green Convertible Notes on or after August 20, 2025, and on or before the 40th scheduled trading day immediately before the Maturity Date, at a cash redemption price equal to 100% of the accreted principal amount of the Green Convertible Notes to be redeemed, plus accrued and unpaid interest.

The Indenture, dated August 24, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee, governing the Green Convertible Notes includes customary covenants and events of default, after which the Green Convertible Notes may be declared immediately due and payable. As of March 31, 2026, the Company was in compliance with all covenants under the Indenture.

The following provides a summary of the interest expense of the Company's Green Convertible Notes:

	Three Months Ended March 31,
(in thousands, except interest rate)	2026	2025
Contractual interest expense	$4,531	$4,531
Amortization of deferred financing costs	422	378
Amortization of original issue discount	1,624	1,454
Effective interest rate	11.2%	10.2%

The following provides a summary of balances related to the Company's Green Convertible Notes included in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2026	December 31, 2025
Unamortized deferred financing costs and deferred issuance costs	$12,735	$14,781
Net carrying amount	237,265	235,219

Revenue Bonds

In October 2020, the Southern Ohio Port Authority (“SOPA”) issued Revenue Bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture of Trust”), between SOPA and UMB Bank, N.A., as trustee, and loaned the proceeds from the Revenue Bond sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of the Company, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”). The proceeds are to be used, among other things, to acquire, construct and equip a portion of the Company's first commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility"). Capitalized terms used but not defined have the meanings set forth in the Indenture of Trust or the Loan Agreement.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The Revenue Bonds were offered in three series (collectively referred to as “the Bonds” or the “Revenue Bonds”):

(A)
Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds” or "Senior Bonds");
(B)
Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and
(C)
Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”).

Bond Series	Term	Principal Amount (in thousands)	Outstanding as of March 31, 2026 (in thousands)	Interest Rate	Maturity Date
2020A	A1	$12,370	$—	6.25%	December 1, 2025
2020A	A2	38,700	38,700	6.50%	December 1, 2030
2020A	A3	168,480	92,845	7.00%	December 1, 2042
2020B	B1	10,000	—	10.00%	December 1, 2025
2020B	B2	10,000	9,260	10.00%	December 1, 2027
2020C	C1	10,000	9,405	13.00%	December 1, 2027
		$249,550	$150,210

In March 2024, PureCycle Technologies LLC ("PCT LLC"), a subsidiary of the Company, purchased 99% of the outstanding Revenue Bonds. PCT LLC has subsequently sold certain of these Revenue Bonds to various third and related parties.

During the three months ended March 31, 2026, the Company did not sell any of its Senior Bonds. During the three months ended March 31, 2025, the Company sold $18.6 million in aggregate principal amount of its Senior Bonds to third parties at a price of $880 per $1,000 principal amount for gross proceeds of $16.4 million.

As of March 31, 2026, there were $75.6 million of outstanding Bonds that PCT LLC intends to, and has the ability to, re-market based on the need for additional liquidity.

The Revenue Bonds are recorded within long-term debt (current and noncurrent) and related party bonds payable (current and noncurrent) in the Condensed Consolidated Balance Sheets. The Company incurred $0.6 million and $0.3 million of third party effective interest expense during the three months ended March 31, 2026 and 2025, respectively. As the Revenue Bond proceeds were used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. There was no interest cost capitalized during the three months ended March 31, 2026 and 2025.

The following provides a summary of the Company's Revenue Bonds:

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization of deferred financing costs	$70	$87
Amortization of original issue discount	1,558	1,806

(in thousands)	March 31, 2026	December 31, 2025
Unamortized deferred financing costs and deferred issuance costs	$26,833	$28,461
Net carrying amount	123,377	121,749

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Revenue Bonds Sold to Related Parties

During the three months ended March 31, 2026 and 2025, the Company did not sell any of its Senior Bonds to related parties.

The Company incurred effective interest expense on the related party bonds of $3.8 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively.

Sylebra Credit Facility

PCT has a $200.0 million Revolving Credit Facility pursuant to a credit agreement (the "Revolving Credit Agreement") dated as of March 15, 2023 and amended from time to time, with PureCycle Technologies Holdings Corp., PCT LLC and PureCycle Augusta, LLC (collectively, the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited. The Lenders and their affiliates are greater than 5% beneficial owners of PCT. The Revolving Credit Facility matures on September 30, 2027.

Amounts outstanding under the Revolving Credit Agreement bear interest at a variable annual rate equal to Term SOFR (as defined in the Revolving Credit Agreement) in effect for such period plus 17.50%. PCT is also required to pay a commitment fee of 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. Subject to timely prior written notice and payment of breakage fees, if any, PCT may at any time and from time to time (i) terminate all or any portion of the commitments under the Revolving Credit Agreement and/or (ii) prepay all or any portion of any outstanding borrowings.

The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Amounts outstanding are guaranteed by the Guarantors and secured by a security interest in substantially all of the assets of PCT and its majority-owned direct or indirect subsidiaries. Any majority-owned direct or indirect subsidiaries of PCT are required to guaranty the obligations under the Revolving Credit Agreement and grant security interests in substantially all of their respective assets.

On April 28, 2026, the Company entered into an Agreement pursuant to which PureCycle (Thailand) Company Limited, a wholly-owned subsidiary of the Company, became a Guarantor under the Revolving Credit Agreement. In addition, a Pledge of Shares Agreement was entered into on the same date pursuant to which the Company pledged its shares of PureCycle (Thailand) Company Limited as collateral security for its obligations under the Revolving Credit Agreement.

There were no funds drawn on the Revolving Credit Facility as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

NOTE 9 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses that are also not more likely than not to be realized. As a result, the Company has no reported tax expense for the three months ended March 31, 2026 and 2025, respectively.

Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements for the reported periods.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Thailand Facility Land Lease

The Company entered into a 30-year land lease agreement dated March 1, 2026 with IRPC Public Company Limited to lease property located in Rayong, Thailand where the Company will construct a new polypropylene recycling facility (the "Thailand Facility"). Payment is due annually on March 1st of each year except for in 2026, which will be due on August 31st, starting at Baht 21.2 million per year (approximately $0.7 million USD), and increasing 10% every three years through the end of the lease. The Company recorded an initial right-of-use asset and corresponding lease liability of $14.5 million in connection with this lease.

Financial Assurance

The Company holds a surety bond in the amount of $8.0 million as of March 31, 2026 to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or December 31, 2026 (subject to renewal within one year).

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2026.

Denham-Blythe Arbitration

On October 7, 2020, PCO, a wholly-owned subsidiary of the Company, and Denham-Blythe Company, Inc. (“DB”) executed an Engineering, Procurement, and Construction Agreement for certain construction activities associated with the Ironton Facility.

On June 16, 2023, following unsuccessful efforts at mediating various disputes over certain unapproved change orders and payment applications, DB filed a demand for binding arbitration (the “Arbitration Demand”) with the American Arbitration Association (the “AAA”), seeking approximately $17.0 million plus attorney's fees and cost of the arbitration related to certain fee applications, change orders and amounts currently held in retainage by PCO, and, on June 21, 2023, filed a mechanics lien in Lawrence County, Ohio for the same sum.

On August 30, 2023, DB filed a breach of contract claim against PCO and others in Lawrence County Ohio, alleging the same facts contained in its Arbitration Demand, as well as an action to foreclose on a lien filed in Lawrence County, Ohio. Concurrently, DB requested the complaint be stayed pending the resolution of all issues in the arbitration. On November 25, 2025, the Company received notice from the AAA arbitration panel of its decision, awarding DB approximately $15.0 million of its $17.0 million demand. The AAA arbitration panel also awarded DB interest and attorneys’ fees, subject to submission of documentation to the arbitration panel.

On March 18, 2026, following its evaluation of DB and other prevailing parties' submitted attorneys' fees, expenses, and prejudgment interest, the AAA arbitration panel issued its Final Order requiring the Company to pay DB a total of $20.3 million, which includes a reduction of prejudgment amounts owed for DB’s attorney’s fees and expenses to $1.7 million. The Company paid DB $20.3 million during April 2026, and, in connection therewith, DB dismissed with prejudice its lawsuit filed in Lawrence County, Ohio, and the matter has been resolved.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

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

NOTE 11 - MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Mezzanine Equity

Series B Convertible Perpetual Preferred Stock

On June 16, 2025, the Company entered into binding subscription agreements (the "Series B Subscription Agreements") with certain investors, including investment entities affiliated with Longview, Sylebra, Daniel Gibson, and Samlyn, pursuant to which the Company agreed to sell, in a private placement, an aggregate of 300,000 shares of Series B Convertible Perpetual Preferred Stock at an initial issue price of $1,000 per share. The transactions closed on June 20, 2025 generating gross proceeds of $300.0 million before placement agent fees and other offering expenses.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has classified the Series B Convertible Perpetual Preferred Stock in temporary (mezzanine) equity because the Company can be forced into a cash redemption scenario upon certain change in control events not within its control. The Company initially measured the Series B Convertible Perpetual Preferred Stock at total proceeds less offering costs. Because the Series B Convertible Perpetual Preferred Stock is neither currently redeemable nor probable of becoming redeemable, no subsequent measurement is required at this time. The Company will continue to monitor the probability of redemption at each reporting period.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The Series B Convertible Perpetual Preferred Stock ranks, with respect to dividend rights and rights upon any liquidation, dissolution or winding up of the Company (a “Liquidation Event”): (a) senior to the Company’s Common Stock and other capital stock of the Company, the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series B Convertible Perpetual Preferred Stock other than the Company’s Series A Preferred Stock, as to dividend rights and rights upon Liquidation Events; (b) on a parity with any other class or series of capital stock of the Company, the terms of which expressly provide that such class or series ranks on a parity with the Series B Convertible Perpetual Preferred Stock as to dividend rights and rights upon Liquidation Events; (c) junior to the Series A Preferred Stock and any other class or series of capital stock of the Company, the terms of which expressly provide that such class or series ranks senior to the Series B Convertible Perpetual Preferred Stock as to dividend rights and rights upon Liquidation Events; and (d) junior to all existing and future indebtedness of the Company.

A holder of the Series B Convertible Perpetual Preferred Stock may elect to convert their holdings into shares of the Company's Common Stock at any time. On or after the dividend payment date following the fourth anniversary of the closing date, subject to the terms of the Series B Subscription Agreements, the Company may elect to convert all outstanding shares of the Series B Convertible Perpetual Preferred Stock into Common Stock if the closing price of the Company's Common Stock has been at least 175% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days. The Series B Convertible Perpetual Preferred Stock is convertible into the Company's Common Stock at an initial conversion price of $14.02 per share, representing a 30% premium to the 10-day volume weighted average price of the Company's Common Stock on the trading day immediately prior to execution of the Series B Subscription Agreements. In no event will the conversion rate exceed 87.5611 shares of Common Stock per $1,000 liquidation preference.

Except as may be expressly required by the Delaware General Corporation Law, holders of the Series B Convertible Perpetual Preferred Stock are not entitled to any voting rights.

Holders of the Series B Convertible Perpetual Preferred Stock are entitled to receive cumulative dividends at a rate equal to 7% per annum, payable in kind or in cash at the Company’s option, which dividends, if paid in kind, will be capitalized to the Series B Accrued Value (as defined below). During the three months ended March 31, 2026, there were $5.3 million of in-kind dividends accrued on the Series B Convertible Perpetual Preferred stock, which increased the outstanding Series B Convertible Perpetual Preferred Stock value.

In the event of any Liquidation Event, each holder of the Series B Convertible Perpetual Preferred Stock will be entitled to receive a per share amount equal to the greater of (i) the per share purchase price of the Series B Convertible Perpetual Preferred Stock (as adjusted for any in-kind dividends) plus all accrued and unpaid dividends (the “Series B Accrued Value”) and (ii) the amount that such Series B Convertible Perpetual Preferred Stock would have been entitled to receive if it had converted into the Company's Common Stock immediately prior to such Liquidation Event.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Stockholders' Equity

Series A Preferred Stock

On September 13, 2024, the Company issued 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, at $1,000 per share as part of a broader private placement that also included 8,528,786 shares of Common Stock, sold at a price of $4.69 per share, and Series C Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $11.50 per share. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in kind at the election of the Company. As of March 31, 2026 and December 31, 2025, there were 100,000 shares of Series A Preferred Stock authorized, and 54,003 shares issued and outstanding, respectively. Refer to Note 13 - Warrants for further information on the Series C Warrants.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock is measured at the present value of the settlement amount, accruing interest cost using the rate implicit at inception. As of March 31, 2026 and December 31, 2025, the Series A Preferred Stock liability was $33.3 million and $29.6 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $3.7 million and $2.3 million, respectively, of interest expense (which includes amortization of original issuance discount) on the Series A Preferred Stock.

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”), which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15, Embedded Derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC. During the three months ended March 31, 2026 and 2025, the Company recognized expense of $1.6 million and income of $3.1 million, respectively, related to the change in the Put Option fair value, which is recorded in other expense/(income) in the Condensed Consolidated Statements of Comprehensive (Loss)/Income.

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

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which 0.4 million shares in each period were issued and outstanding, respectively.

Common Stock

Holders of the Company's Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. The Company is authorized to issue 450.0 million shares of Common Stock with a par value of $0.001. As of March 31, 2026 and December 31, 2025, 180.8 million and 180.3 million shares were issued and outstanding, respectively.

On February 5, 2025, the Company entered into subscription agreements (the "Subscription Agreements") with certain investors, including affiliates of Sylebra, Pleiad Asia Master Fund, Pleiad Asia Equity Master Fund and affiliates of Samlyn, pursuant to which the Company agreed to sell in a private placement, an aggregate of 4,091,293 shares of the Company's Common Stock at $8.0655 per share. Included in the Subscription Agreement were 524,349 shares of the Company's Common Stock sold to affiliates of Sylebra and Samlyn, both of which are related parties due to

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

their greater than 5% ownership interest in the Company, for approximately $4.2 million in proceeds before deducting fees and other estimated offering expenses. The transactions contemplated by the Subscription Agreement closed on February 6, 2025, generating gross proceeds of approximately $33.0 million before deducting fees and other offering expenses. As part of the Subscription Agreements, the Company filed a prospectus supplement on March 4, 2025 to an existing shelf registration statement dated January 31, 2025, registering the resale of the Common Stock sold in the offering.

NOTE 12 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, the Company's stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance shares, performance stock units ("PSUs"), dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company's Common Stock outstanding on the last day of the immediately preceding fiscal year, or (b) such smaller number of shares as determined by the Company's board of directors (the "Board").

As of March 31, 2026, approximately 32.6 million shares of Common Stock were authorized for issuance under the Plan, of which approximately 23.1 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals related to the Plan awards issued).

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

A summary of RSU activity for the three months ended March 31, 2026 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Non-vested at December 31, 2025	2,929	$8.08	2.4
Granted	548	8.69
Vested	(741)	7.54
Forfeited	(78)	7.84
Non-vested at March 31, 2026	2,658	$8.37	2.8

As of March 31, 2026, there were $16.0 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.8 years.

Stock Options

The stock options issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement or upon a change of control event as defined in the Plan.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The Company recognizes compensation expense for the stock option awards based on the fair value at the date of grant on a straight-line basis over the vesting period of such awards. The fair value of the stock option award is calculated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	For the Three Months Ended March 31,
	2026	2025
Expected annual dividend yield	0.0%	0.0%
Expected volatility	95.0%	89.9% - 90.2%
Risk-free rate of return	3.77%	4.06% - 4.45%
Expected option term (years)	6.5	6.5

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

A summary of stock option activity for the three months ended March 31, 2026 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2025	1,487	$15.95	5.1
Granted	253	6.87	10.0
Forfeited	(54)	7.45	—
Balance, March 31, 2026	1,686	$14.86	5.6
Exercisable	935

As of March 31, 2026, there were $3.1 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 5.6 years. As of March 31, 2026, the exercisable stock options were out-of-the-money and have a remaining contractual life of 2.9 years.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

A summary of the PSU activity for the three months ended March 31, 2026 is as follows:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Balance, December 31, 2025	529	$7.45	1.8
Granted	169	10.12
Forfeited	(53)	7.37
Balance, March 31, 2026	645	$8.15	2.4

As of March 31, 2026, there were $2.8 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.4 years.

During the three months ended March 31, 2026, the Company granted PSUs to certain employees that contain performance criteria based, in part, on achieving a total shareholder return (“TSR”) of the Company’s Common Stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.

Equity-based compensation expense was comprised of the following for the three months ended March 31, 2026 and 2025 and is recorded in cost of operations and selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive (Loss)/Income:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total equity-based compensation for RSUs	$2,192	$2,965
Total equity-based compensation for stock options	268	247
Total equity-based compensation for PSUs	84	142
Total equity-based stock compensation expense	$2,544	$3,354

NOTE 13 - WARRANTS

The Company had the following series of warrants outstanding (in thousands, except per-share values) as of March 31, 2026 and December 31, 2025, all of which are exercisable:

Warrant Series	March 31, 2026	December 31, 2025	Exercise Price	Expiration Date
Public Warrants	5,695	5,715	$11.50	March 17, 2027(1)
Private Warrants	199	199	$11.50	March 17, 2027(1)
Series A Warrants	17,757	17,757	$11.50	March 17, 2027
Series B Warrants	3,064	3,064	$11.50	December 1, 2030
Series C Warrants	5,000	5,000	$11.50	December 1, 2030
Total warrants, issued and outstanding	31,715	31,735

__________

(1) On April 16, 2026 the Company received the requisite shareholder approval to extend the expiration date of the public and private warrants to March 17, 2027.

Public Warrants and Private Warrants

The Company has outstanding public and private warrants that entitle each holder to exercise its warrants for a whole number of shares of the Company's Common Stock at a price of $11.50 per share. On February 25, 2026, the Company entered into a supplemental agreement (the “PCT Warrants Supplemental Warrant Agreement”) to the original warrant agreements, which, in part, extended the expiration dates of the public and private warrants to June 17, 2026, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its permitted transferees, the

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The Company may redeem the outstanding public warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company's Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise.

On April 16, 2026, the Company entered into the Second Supplemental Warrant Agreement, pursuant to which (i) the redemption trigger price for the public and private warrants was reduced from $18.00 to $14.38 per share, and (ii) the expiration date of the public and private warrants was extended to 5:00 p.m. (New York City time) on the earlier of (a) March 17, 2027, or (b) the date fixed for redemption of the PCT Warrants. These amendments are effective as of June 17, 2026.

The public warrants are accounted for as equity-classified warrants as they were determined to be indexed to the Company’s Common Stock and meet the requirements for equity classification. The private warrants are accounted for as liability-classified as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the holder and affiliates of the original holder, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company classifies the private warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities, until the private warrants are transferred from the initial purchasers or any of their permitted transferees. As of March 31, 2026, approximately 187,000 of the private warrants have been transferred from the initial purchasers.

During the three months ended March 31, 2026, 20,001 public warrants were exercised for total proceeds of $0.2 million.

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Series A Warrants

On March 7, 2022, the Company issued approximately 17.9 million Series A warrants (the "Series A Warrants") to certain investors to purchase shares of the Company's Common Stock at a price of $11.50 per share. The Series A Warrants originally expired on March 17, 2026.

On February 20, 2026, the Company received the written consent of the holders of a requisite number of Series A Warrants to extend the expiration date of the Series A Warrants to March 17, 2027, or earlier upon redemption of the Series A Warrants. Additionally, the Company and the consenting Series A Warrant holders agreed to amend the terms of the Series A Warrants to reduce the trading price required for the Company to redeem such Series A Warrants from $18.00 to $14.38 per share of the Company’s Common Stock for any 20 trading days in a 30 trading day period.

The agreements governing the Series A Warrants provide for a Black-Scholes value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series A Warrants that could result in a value greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company has classified the Series A Warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities.

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Series B Warrants

On May 10, 2024, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3.1 million shares of the Company's Common Stock (the “Series B Warrant Agreement”). Each whole warrant entitles the

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

registered holder to purchase one whole share of the Company's Common Stock at a price of $11.50 per share. The Series B Warrants expire on December 1, 2030, but may be subject to redemption at any time after January 1, 2028, if certain Common Stock price thresholds are met.

The Series B Warrant Agreement provides for a Black-Scholes value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series B Warrants that could result in a value greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company classified the Series B Warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities.

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Series C Warrants

On September 13, 2024, pursuant to the Series A Subscription Agreements, the Company issued Series C Warrants (the "Series C Warrants") to purchase an aggregate of 5.0 million shares of the Company's Common Stock. Each warrant is exercisable at a price per share of the Company's Common Stock of $11.50. The Series C Warrants expire on December 1, 2030, but may be subject to redemption at any time after January 1, 2029, if certain Common Stock price thresholds are met.

The agreements governing the Series C Warrants provide for a Black-Scholes value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series C Warrants that could result in a value greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company has classified the Series C Warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities.

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Warrant (benefit)/expense recognized during the three months ended March 31, 2026 and 2025 is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025
RTI Warrants (1)	$—	$(1,291)
Private Warrants	1	(256)
Series A Warrants	(355)	(33,655)
Series B Warrants	(8,243)	(7,967)
Series C Warrants	(14,400)	(13,500)
Change in fair value of warrants	$(22,997)	$(56,669)

__________

(1) On January 16, 2025, RTI exercised their outstanding warrants. The Company received $5.4 million in cash and issued 1.5 million shares of Common Stock to RTI Global.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	March 31, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$79,714	$—	$—	$79,714	$140,694	$—	$—	$140,694
Restricted cash equivalents:
Restricted cash equivalents - current	508	—	—	508	1,984	—	—	1,984
Restricted cash equivalents - noncurrent	9,395	—	—	9,395	9,356	—	—	9,356
Investments:
Corporate debt securities, available for sale	—	30,882	—	30,882	—	13,631	—	13,631

Liabilities
Put Option Liability	$—	$—	$1,563	$1,563	$—	$—	$—	$—
Warrant liability:
Private Warrants - liability classified	—	—	10	10	—	—	9	9
Series A Warrants	—	13,318	—	13,318	—	13,673	—	13,673
Series B Warrants	—	—	7,506	7,506	—	—	15,749	15,749
Series C Warrants	—	—	15,000	15,000	—	—	29,400	29,400
Total warrant liability	$—	$13,318	$22,516	$35,834	$—	$13,673	$45,158	$58,831

As of March 31, 2026 and December 31, 2025, the estimated fair value of the Company's financial instruments not remeasured at fair value on a recurring basis within the fair value hierarchy are as follows:

	March 31, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Green Convertible Notes	$—	$—	$246,186	$246,186	$—	$—	$244,560	$244,560
Revenue Bonds
Related party bonds	—	—	107,311	107,311	—	—	117,928	117,928
Third-party bonds	—	—	26,809	26,809	—	—	31,118	31,118
Total Revenue Bonds	$—	$—	$134,120	$134,120	$—	$—	$149,046	$149,046

For the instruments classified as Level 3, significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The fair value of the liabilities above is derived from the trading price of the Company's publicly traded bonds on the last trading day of the fiscal quarter. The Company's publicly traded bonds are thinly traded and, as such, the Company has deemed the input as an unobservable input. Since each of the instruments classified as Level 3 are being valued using similar inputs, a significant change that would impact expected volatility or the market price of the Company's Common Stock could result in a material change to the total combined value of these instruments. An increase in one or both of these inputs would result in a higher assessed value for each instrument.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	March 31, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	99.4%	101.5%
Risk-free rate of return	3.7%	3.7%
Expected option term (years)	1.0	0.2

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

A summary of the private warrants activity from December 31, 2025 to March 31, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$9
Change in fair value	1
Balance, March 31, 2026	$10

Refer to Note 13 - Warrants for further information.

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

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	March 31, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	99.4%	101.5%
Risk-free rate of return	3.9%	3.7%
Expected option term (years)	4.7	4.9

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

A summary of the Series B Warrants activity from December 31, 2025 to March 31, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$15,749
Change in fair value	(8,243)
Balance, March 31, 2026	$7,506

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	March 31, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	99.4%	101.5%
Risk-free rate of return	3.9%	3.7%
Expected option term (years)	4.7	4.9

The expected term of the Series C Warrants is determined based on the duration of time the warrants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the valuation date. The expected volatility is based on the implied volatility calculated for the Company’s public warrants, which have similar characteristics to the Series C Warrants. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends on its Common Stock.

A summary of the Series C Warrants activity from December 31, 2025 to March 31, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$29,400
Change in fair value	(14,400)
Balance, March 31, 2026	$15,000

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	March 31, 2026	December 31, 2025(1)
Risk-free rate of return	3.7%	—%
Credit spread	18.6%	—%

__________

(1) During June 2025, the Company announced its plans to construct the Thailand Facility, which adjusted the timeline on construction of the Augusta Facility. Because the Put Option is contingent upon the Company incurring any indebtedness that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC, this adjusted timeline resulted in the likelihood of the Put Option being exercised as remote through the end of 2025. During 2026, the likelihood of the Company incurring indebtedness that would be secured by the assets of PureCycle Augusta, LLC became more than remote; accordingly, a fair value was measured and recorded as of March 31, 2026.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

A summary of the Put Option activity from December 31, 2025 to March 31, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$—
Change in fair value	1,563
Balance, March 31, 2026	$1,563

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.

NOTE 15 – NET (LOSS)/EARNINGS PER SHARE

The Company follows the two-class method when computing net (loss)/income per common share when shares are issued that meet the definition of participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. As holders of participating securities do not have a contractual obligation to fund losses, undistributed net losses are not allocated to nonvested restricted stock for purposes of the loss per share calculation.

The dilutive effect for the Company's Green Convertible Notes and Series B Convertible Perpetual Preferred Stock is calculated using the "if-converted" method. The dilutive effect of all other instruments is calculated using the treasury stock method.

The computation for the basic and diluted (loss)/earnings per share for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net (loss)/income	$(33,441)	$8,832
Less: Dividends accumulated on Series B Convertible Perpetual Preferred Stock	5,313	—
Basic net (loss)/income attributable to common stockholders	$(38,754)	$8,832
Diluted net (loss)/income attributable to common stockholders	$(38,754)	$8,832

Denominator:
Weighted average common shares outstanding, basic	180,478	177,308
Add common equivalent shares from equity awards	—	1,198
Weighted average common shares outstanding, dilutive	180,478	178,506

Net (loss)/income per share attributable to common stockholders, basic	$(0.21)	$0.05
Net (loss)/income per share attributable to common stockholders, diluted	$(0.21)	$0.05

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Certain outstanding Common Stock equivalents were excluded from the computation of diluted net (loss)/earnings per share attributable to common stockholders for the periods presented, as including them would have been anti-dilutive. A summary of those outstanding Common Stock equivalents is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025
Anti-dilutive shares
Warrants	31,715	31,840
Stock options	1,686	837
RSUs	2,658	720
PSUs	645	1,350
Contingently - issuable shares to Legacy PCT unitholders (1)	2,000	2,000
Shares issuable upon conversion of Green Convertible Notes	16,869	16,869
Shares issuable upon conversion of Series B Convertible Perpetual Preferred Stock	22,584	—
Total anti-dilutive shares	78,157	53,616

__________

(1) In connection with the initial business combination and merger agreement as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, legacy PCT unitholders will be entitled to 2.0 million shares upon the Ironton Facility becoming operational, as certified by Leidos Engineering, LLC, an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.

NOTE 16 - SUBSEQUENT EVENTS

On April 16, 2026, the Company entered into the Second Supplemental Warrant Agreement, pursuant to which (i) the redemption trigger price for the public and private warrants was reduced from $18.00 to $14.38 per share, and (ii) the expiration date of the public and private warrants was extended to 5:00 p.m. (New York City time) on the earlier of (a) March 17, 2027, or (b) the date fixed for redemption of the PCT Warrants. These amendments are effective as of June 17, 2026. Refer to Note 13 - Warrants for further information.

On April 28, 2026, the Company entered into an Agreement pursuant to which PureCycle (Thailand) Company Limited, a wholly-owned subsidiary of the Company, became a Guarantor under the Revolving Credit Agreement. In addition, a Pledge of Shares Agreement was entered into on the same date pursuant to which the Company pledged its shares of PureCycle (Thailand) Company Limited as collateral security for its obligations under the Revolving Credit Agreement.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of PureCycle Technologies, Inc. (“PCT”). Forward-looking statements generally relate to future events or future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” "aim," “anticipate,” "drive," “intend,” “outlook,” “estimate,” "expect," “forecast,” "future," "goal," "guidance," “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking. When used in this report, the terms “we,” “us,” “our,” “PCT” and the “Company” mean PureCycle Technologies, Inc. and its consolidated subsidiaries, collectively.

The forward-looking statements are based on the current expectations of the management of PCT and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of PCT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”) entitled “Risk Factors,” those discussed and identified in other public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by PCT and the following:

•
Our ability to obtain funding for our operations, future capital requirements and future growth, and to continue as a going concern;
•
Our ability to meet, continue to meet, and comply on an ongoing basis with the numerous regulatory requirements applicable to our PureFive® resin (as defined below) both generally and in food-grade applications and, more broadly, the operations of our facilities (including in the United States, Europe, Asia and other future international locations);
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
•
The ability of our first commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility") to be appropriately certified by Leidos, (as defined below), following certain performance and other tests, and commence full-scale commercial operations in a timely and cost-effective manner, or at all;
•
Our ability to meet, and to continue to meet, the requirements imposed upon us and our subsidiaries by the funding for our operations, including the funding for the Ironton Facility, and the Planned Facilities (as defined below);
•
Our ability to minimize or eliminate the many hazards and operational risks at our manufacturing facilities that can result in potential injury to individuals, disrupt our business, including interruptions or disruptions in operations at our facilities, and subject us to liability and increased costs;

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

•
Our ability to complete the necessary funding with respect to, and complete the construction of the new polypropylene recycling facility in Thailand (the "Thailand Facility"), our first commercial-scale European plant located in Antwerp, Belgium (the "Belgium Facility"), and the Purification facility to be built in Augusta, Georgia (the "Augusta Facility" and, together with the Thailand Facility and the Belgium Facility, the “Planned Facilities”) in a timely and cost-effective manner;
•
Our ability to procure, sort and process polypropylene plastic waste at our planned plastic waste Feed PreP facilities (as defined below);
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
•
Changes in the prices and availability of materials (such as steel and other materials needed for the construction of future Feed PreP and Purification facilities, as defined below), including those changes caused by inflation, tariffs and supply chain conditions, such as increased transportation costs and global conflicts, and our ability to obtain such materials in a timely and cost-effective manner;
•
The ability to source feedstock with a high polypropylene content at a reasonable cost, and the temporary spike in prices due to global conflicts such as the current conflict in the Middle East;
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
•
Any business disruptions due to political or economic instability, pandemics, or armed hostilities (including the ongoing conflict between Russia and Ukraine and active military conflicts in the Middle East); and
•
Operational risks associated with the ability to operate the Ironton Facility and the Planned Facilities, as and when operative, at nameplate capacity.

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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read together with the unaudited condensed consolidated financial statements, together with related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” "PCT", and "the Company" are intended to mean the business and operations of PCT and its consolidated subsidiaries.

Overview

We are a Florida-based corporation focused on commercializing a patented dissolution recycling technology to physically separate the polymer from other plastics, color, odors, and impurities (the “Technology”), originally developed by P&G, for restoring waste polypropylene into resin, called PureFive® resin, which has similar properties and applicability for reuse as virgin polypropylene. We have a global license for the Technology from P&G, which was amended during 2025 to permanently waive the possible clawback of our exclusivity for plants located in North America and extend the time in which our plants must begin construction and commence sales in other regions to avoid a clawback of exclusivity under the license agreement. We have introduced an important new segment to the global polypropylene market that will assist multinational corporations in meeting their sustainability goals as well as federal and state regulations and mandates, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

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

Recent Developments

On February 25, 2026 and April 16, 2026, we entered into a supplemental warrant agreements as described in further detail below in "Liquidity and Capital Resources", which extended the original expiration dates of our public, private, and Series A Warrants (as described in Note 13 - Warrants to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) to March 17, 2026 and reduced the redemption price from $18.00 to $14.38 per share.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

During 2025, we outlined our future growth plans to increase our installed capacity, which includes the following:

•
Construction of a 130 million pound per year polypropylene recycling facility in Thailand. We will be working with IRPC Public Company Limited ("IRPC") at IRPC’s eco-industrial zone in Rayong, Thailand. IRPC is an integrated petrochemical operator in Southeast Asia. Its production structure comprises petroleum and petrochemical complexes, complete with utilities and infrastructure supporting the operations, including a deep-sea port, oil depots and power plants. We intend to leverage this existing site infrastructure to reduce the costs of certain construction activities. The permitting process has begun and the site is expected to become operational in late 2027.
•
Construction of a 130 million pound per year polypropylene recycling facility in Antwerp, Belgium. We are currently drafting the permit application in Belgium and plan to submit our permit application with the relevant authorities (Province of Antwerp) in 2026. The Belgium Facility is projected to become operational in mid to late 2028. In March 2026, we signed a €40 million grant agreement from the Innovation Fund with the European Climate, Infrastructure and Environment Executive Agency ("CINEA") to fund our "ASTRA PP" project in the NextGen District at the Port of Antwerp-Bruges.
•
Construction of an enhanced Purification facility in Augusta, Georgia (the "Augusta Facility") to build a single-line Purification facility, designed to produce 300 million pounds per year of recycled polypropylene. The design of the Augusta Facility is in process and will incorporate learnings from our Ironton Facility. The Augusta Facility is planned to be integrated with Feed PreP and compounding assets. We expect to have the expanded Purification line at the Augusta Facility operational by 2030. It is possible that additional, scaled-up lines could be added to the Augusta Facility at a later date.

Components of Results of Operations

Revenue

Our revenue is primarily generated from the sale of recycled and compounded polypropylene resin pellets and co-products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. Net sales revenue is recognized on the net amount expected to be received by the Company from the customer.

Operating Costs

Operating expenses to date have consisted mainly of personnel costs (including wages, salaries and benefits) and other costs directly related to operations at our operating facilities, including feedstock, rent, depreciation, repairs and maintenance, utilities, offsite storage fees, and supplies. We expect our operating costs to increase as we continue to scale operations and increase headcount.

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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

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

Results of Operations

Comparison of Three Months ended March 31, 2026 and 2025

The following table summarizes our operating results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Revenues	$4,127	$1,580	$2,547
Operating expenses
Cost of operations	31,394	24,002	7,392
Research and development	1,555	1,552	3
Selling, general and administrative	12,973	13,747	(774)
Total operating expenses	45,922	39,301	6,621
Operating loss	(41,795)	(37,721)	(4,074)
Other expense/(income)
Interest expense	15,382	15,064	318
Interest income	(1,382)	(379)	(1,003)
Change in fair value of warrants	(22,997)	(56,669)	33,672
Other expense/(income), net	643	(4,569)	5,212
Total other income	(8,354)	(46,553)	38,199
Net (loss)/income	$(33,441)	$8,832	$(42,273)

Revenues

The Company reported $4.1 million and $1.6 million in revenues during the three months ended March 31, 2026 and 2025, respectively. This increase is reflective of growth in market acceptance of our product offerings. The Company continues to advance customer application trials, which is anticipated to generate revenue growth in future periods.

Cost of Operations

Cost of operations increased approximately $7.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Our PureFive® production increased from 4.3 million pounds during the first quarter of 2025 to 8.4 million pounds during the first quarter of 2026. Cost of operations for the three months ended March 31, 2026 included $3.2 million of higher production-related costs due to the continued ramp-up in production that has occurred during the current year as compared to the prior year, $2.4 million higher facilities costs attributable to the expansion of offsite storage and processing space and higher utilities costs associated with higher production volumes, $1.1 million of higher labor costs and professional services and $0.8 million of higher supplies and materials costs.

Research and Development Expenses

Research and development expenses remained relatively consistent for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $0.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This decrease was primarily driven by

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

approximately $3.6 million of lower legal costs mostly as a result of the current year reduction in amounts owed in connection with the DB arbitration matter as well as higher legal costs incurred during the prior year in order to prepare for the DB arbitration, and $0.8 million lower equity-based compensation primarily driven by current year forfeitures, partially offset by $3.7 million of higher professional services and contract labor driven by preliminary planning and design work for our Thailand, Belgium and Augusta facilities.

Interest Expense

Interest expense increased by $0.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in interest expense was primarily attributed to interest on the Company's Series A Preferred Stock issued during the third quarter of 2024, reflecting higher discount amortization as the carrying value accretes toward its redemption value over time, offset by a decrease in interest expense on equipment financing due to the paydown of outstanding balances in October of 2025.

Interest Income

Interest income for the three months ended March 31, 2026 increased $1.0 million from three months ended March 31, 2025 due to higher cash balances as a result of the proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock during the second quarter of 2025.

Change in Fair Value of Warrants

During the three months ended March 31, 2026, the fair value of our liability-classified warrants decreased approximately $23.0 million, as compared to a decrease in fair value of $56.7 million during the three months ended March 31, 2025. The decrease during the three months ended March 31, 2026 was primarily attributable to a decrease in the Company's Common Stock price during the quarter. The decrease during the three months ended March 31, 2025 was primarily driven by a decrease in the underlying value of our common stock, combined with fewer warrants outstanding as a result of the exercise of the RTI warrants during the first quarter of 2025.

Other Expense/(Income), Net

During the three months ended March 31, 2026, the $0.6 million of other expense was primarily comprised of $1.6 million increase in the fair value of the Series A Preferred Stock put option, partially offset by $0.8 million reduction of interest costs attributed to the DB legal settlement and $0.1 million of sublease income. During the three months ended March 31, 2025, the $4.6 million of other income was primarily comprised of a $3.1 million decrease in the fair value of the Series A Preferred Stock put option and a $1.3 million net gain from insurance proceeds related to the settlement of the shareholder derivative lawsuit.

Liquidity and Capital Resources

Our ongoing operations have primarily been funded to date by a combination of equity financing through the issuance of Common Stock and preferred stock, as well as the issuance of various debt instruments. Our current financial projections support our ability to meet our obligations as they become due for at least the 12-month period from the date that these financial statements were issued. Our ability to meet our funding requirements longer term is dependent on continued improvement in operations at our Ironton Facility, the commercialization of our PureFive® resin product, and the successful construction and sale of product from our Planned Facilities. Management continues to evaluate different strategies and may pursue additional actions to further increase our liquidity position.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

The following is a summary of the components of our current liquidity. As of March 31, 2026, restricted cash consisted primarily of certain amounts required to support outstanding letters of credit and other collateral, construction commitments for the Augusta Facility, and bond reserves for the Ironton Facility.

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$90,213	$156,694
Restricted cash	9,903	11,340
Debt securities available for sale	30,882	13,631
Total cash and marketable securities	$130,998	$181,665
Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at March 31, 2026 and December 31, 2025; maturing September 2027	$—	$—

As of March 31, 2026, we had approximately $131.0 million of cash and cash equivalents, restricted cash, and marketable securities, which are readily convertible to cash. Cash and cash equivalents are comprised of investments in money markets, U.S. treasuries and commercial paper with original maturities of three months or less. We also have a $200.0 million revolving credit facility (“Revolving Credit Facility”) with Sylebra Capital Management ("Sylebra") that is undrawn and expires on September 30, 2027. We have paid approximately $13.7 million of total project spend related to the planned construction of our Thailand, Belgium and Augusta facilities during 2026.

On April 28, 2026, PureCycle (Thailand) Company Limited became a Guarantor under the Revolving Credit Agreement and the Company pledged its shares of PureCycle (Thailand) Company Limited as collateral security for its obligations thereunder. Refer to Note 16 - Subsequent Events to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

As an early commercial-stage company with minimal revenues and negative operating cash flow, we have been dependent on raising capital to fund operations.

On February 25, 2026, we entered into a supplemental agreement (the “PCT Warrants Supplemental Warrant Agreement”) to the original outstanding public and private warrant agreements as described in Note 13 - Warrants to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which had an original expiration date of March 17, 2026, unless a date was fixed for the redemption of the public and private warrants, if earlier. Pursuant to the terms of the original public and private warrants agreements, and upon the approval of the Board, the Company entered into the PCT Warrants Supplemental Warrant Agreement in order to extend the expiration date of the PCT Warrants to 5:00 p.m. (New York City time) on the earlier of (a) June 17, 2026, or (b) the date fixed for the redemption of the PCT Warrants. Such amendments were effective as of March 17, 2026.

On April 16, 2026, we entered into the Second Supplemental Warrant Agreement, pursuant to which (i) the redemption trigger price for the public and private warrants was reduced from $18.00 to $14.38 per share, and (ii) the expiration date of the public and private warrants was extended to 5:00 p.m. (New York City time) on the earlier of (a) March 17, 2027, or (b) the date fixed for redemption of the PCT Warrants. These amendments are effective as of June 17, 2026.

In connection with the amendment of the public and private warrants described above, the Board also approved certain amendments to the terms of our outstanding Series A Warrants as described in Note 13 - Warrants to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which had an original expiration date of March 17, 2026, subject to the consent of a requisite number of holders under the terms of the Series A Warrants and conditioned upon entry into a supplemental agreement with the Series A Warrants Agent. On February 20, 2026, we received the written consent of the holders of a requisite number of Series A Warrants to extend the expiration date of the Series A Warrants to 5:00 p.m. (New York City time) on the earlier of (a) March 17, 2027, or (b) the date fixed for the redemption of the Series A Warrants. Additionally, pursuant to the terms of the Series A Warrants, the Company and the consenting Series A Warrant holders agreed to amend the terms of the Series A Warrants held by such consenting Series A Warrant holders, which constitutes all of the Series

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

A Warrants, to reduce the trading price required for us to redeem such Series A Warrants, subject to the other terms and conditions contained in the Series A Warrants, from $18.00 to $14.38 per share of our Common Stock for any 20 trading days in a 30 trading day period. On February 25, 2026, the Company and the Warrant Agent entered into a supplemental agreement to memorialize the foregoing amendments, which was effective as of March 17, 2026.

During March of 2026, we signed a €40 million grant agreement from the Innovation Fund with the European Climate, Infrastructure and Environment Executive Agency ("CINEA") to fund our "ASTRA PP" project in the NextGen District at the Port of Antwerp-Bruges. As part of Project ASTRA PP, we will install a polypropylene dissolution recycling facility in the Port of Antwerp-Bruges, designed for an annual production capacity of approximately 130 million pounds of PureFive® resin. Receipt of these funds are contingent upon the Company achieving various milestones and deliverables through 2034.

Future expansion is dependent, in part, on successful completion of additional capital raise and/or project financing.

In connection with the Denham-Blythe ("DB") arbitration matter as discussed in Note 10 - Commitments and Contingencies in the notes to the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, on March 18, 2026, the AAA arbitration panel issued its final order requiring the Company to pay DB $20.3 million, which the Company paid during April 2026. In connection therewith, DB dismissed with prejudice its lawsuit filed in Lawrence County, Ohio, and the matter has been resolved.

Our long-term operational and financial performance depends on continued improvement in operations at the Ironton Facility, which is the first commercial-scale recycling facility, the commercialization of our PureFive® resin product, and the successful construction and sale of product from our planned future Thailand, Belgium, and Augusta Facilities. We continue to evaluate different strategies and may pursue additional actions to further increase our liquidity position.

Our future capital requirements will depend on many factors, including the funding and construction schedule of the Thailand, Belgium and Augusta Facilities, build-out of additional Feed PreP facilities, funding needs to support other business opportunities, funding for general corporate purposes, debt service, and other challenges or unforeseen circumstances.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We do not have any off-balance sheet arrangements or interests in variable interest entities that would require consolidation. While certain legally binding offtake arrangements have been entered into with customers, these arrangements do not qualify as off-balance sheet arrangements required for disclosure.

See Note 8 - Long-Term Debt and Bonds Payable to our condensed consolidated financial statements for further discussion of debt obligations.

Cash Flows

A summary of our cash flows for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Net cash used in operating activities	$(42,654)	$(38,868)	$(3,786)
Net cash used in investing activities	(20,650)	(15,004)	(5,646)
Net cash (used in)/provided by financing activities	(4,614)	49,823	(54,437)
Cash and cash equivalents and restricted cash, beginning of period	168,034	41,511	126,523
Cash and cash equivalents and restricted cash, end of period	$100,116	$37,462	$62,654

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 increased by $3.8 million as compared to the three months ended March 31, 2025. This increase is mainly attributed to higher production-related costs due to the continued ramp-up in production that has occurred during the current year as compared to the prior year.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, we reported cash used in investing activities of approximately $20.7 million, which was comprised of net cash purchases of investment in debt securities of $17.2 million and cash paid for capital expenditures of $3.4 million. During the three months ended March 31, 2025, we reported cash used in investing activities of approximately $15.0 million, which was entirely comprised of cash paid for capital expenditures during that period.

Cash Flows from Financing Activities

We reported net cash used in financing activities of approximately $4.6 million during the three months ended March 31, 2026 as compared to net cash provided by financing activities of approximately $49.8 million during the three months ended March 31, 2025.

Cash used in financing activities for the three months ended March 31, 2026 is primarily comprised of $2.2 million to repurchase shares of common stock, $1.1 million of payments on equipment financing and $1.5 million of other financing, partially offset by $0.2 million of proceeds from the exercise of public warrants.

Cash provided by financing activities for the three months ended March 31, 2025 is mainly comprised of $33.2 million of proceeds from the issuance of common stock, $16.4 million of proceeds from the sale of Revenue Bonds, and $5.4 million in proceeds from the exercise of the RTI warrants, partially offset by $1.7 million of payments to repurchase shares and $3.4 million of other payments for financing activities.

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

PureCycle Technologies, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2026 does not differ materially from that included in our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PureCycle Technologies, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 10 - Commitments and Contingencies to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

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

Item 1A. Risk Factors.

There have been no material changes from risk factors previously disclosed in our most recent Annual Report on Form 10-K in response to Part 1, Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its Common Stock for the first quarter of 2026:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	—	$-	—	$—
February 1 to February 28	196,397	8.53	—	—
March 1 to March 31	98,015	5.98	—	—
Total	294,412	$7.68	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units.

PureCycle Technologies, Inc.

ITEM 5. Other Information.

Rule 10b5-1 Trading Plans

On March 4, 2026, Dustin Olson, the Company's Chief Executive Officer, executed a Rule 10b5-1 instruction letter that constitutes a "Rule 10b5-1 trading arrangement" (as defined in Item 4 of Regulation S-K), is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to 200,000 shares of his ownership in the Company's Common Stock if certain specified market values of the Company's Common Stock are achieved during the Sales Period (from June 3, 2026 through June 1, 2027). The instruction letter became effective on March 4, 2026 and expires on June 1, 2027.

Other than as described above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2026.

PureCycle Technologies, Inc.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies LLC. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended) †

3.1

Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Declassify the Board of Directors (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Incorporate Certain Other Changes (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.4

Certificate of Designations of Series A Preferred Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2024)

3.5

Certificate of Designations of Series B Convertible Perpetual Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 23, 2025)

3.6	Second Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

4.1	Supplemental Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 26, 2026)

4.2	Supplemental Agreement to Warrant Agent Agreement (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 26, 2026)

4.3	Second Supplemental Agreement to Warrant Agent Agreement (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 17, 2026)

10.1

Retirement Agreement by and between PureCycle Technologies, Inc., and Jamie Vasquez, dated February 23, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2026)

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended March 31, 2026*

31.2	Rule 13a – 14(a) Certification by Donald Carpenter, Chief Financial Officer, for the quarter ended March 31, 2026*

32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended March 31, 2026^

32.2	Section 1350 Certification by Donald Carpenter, Chief Financial Officer, for the quarter ended March 31, 2026^

PureCycle Technologies, Inc.

101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss)/Income for the Three Months Ended March 31, 2026 and 2025.
(iii) Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity for the Three Months Ended March 31, 2026 and 2025.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025.
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

PURECYCLE TECHNOLOGIES, INC.
(Registrant)
By:	/s/ Dustin Olson
Dustin Olson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald Carpenter
Donald Carpenter
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2026