Form 10-Q
period 2026-06-30
PureCycle Technologies, Inc.
filed 2026-08-06
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number: 001-40234

PureCycle Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2293091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 North Orange Avenue, Suite 106

Orlando, Florida 32801

(877) 648-3565

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PCT	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock, par value $0.001 per share, at an exercise price of $11.50 per share	PCTTW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Common Stock, par value $0.001 per share, and three quarters of one warrant	PCTTU	The Nasdaq Stock Market LLC

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

As of August 4, 2026, there were approximately 200,904,810 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

PureCycle Technologies, Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$165,223	$156,694
Available-for-sale investments	59,593	13,631
Restricted cash – current	2,636	1,984
Accounts receivable, net	5,810	2,007
Inventory	18,277	13,824
Prepaid expenses and other current assets	9,220	9,877
Total current assets	260,759	198,017
NONCURRENT ASSETS
Restricted cash – noncurrent	9,435	9,356
Operating lease right-of-use assets	65,843	54,226
Property, plant and equipment, net	663,593	657,752
Prepaid expenses and other noncurrent assets	2,992	3,315
TOTAL ASSETS	$1,002,622	$922,666

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,056	$9,247
Accrued expenses and other current liabilities	24,008	42,815
Accrued interest	2,461	7,805
Current portion of warrant liability	50,828	13,682
Current portion of long-term debt	2,026	6,446
Current portion of related party bonds payable	7,830	7,570
Total current liabilities	100,209	87,565
NONCURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	342,762	263,355
Related party bonds payable, less current portion	81,524	86,343
Warrant liability, less current portion	37,498	45,149
Operating lease right-of-use liabilities	63,530	52,350
Series A Preferred Stock liability	37,443	29,606
Other noncurrent liabilities	3,624	2,710
TOTAL LIABILITIES	671,590	572,078

COMMITMENTS AND CONTINGENCIES (NOTE 10)

MEZZANINE EQUITY
Series B Convertible Perpetual Preferred Stock - $0.001 par value, 300 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	315,530	304,701

STOCKHOLDERS' EQUITY
Common Stock - $0.001 par value, 450,000 shares authorized; 200,905 and 180,281 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	201	180
Additional paid-in capital	1,007,534	861,953
Accumulated other comprehensive loss	(632)	(305)
Accumulated deficit	(991,601)	(815,941)
TOTAL STOCKHOLDERS' EQUITY	15,502	45,887
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$1,002,622	$922,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues	$4,512	$1,650	$8,639	$3,230
Operating expenses
Cost of operations	34,820	30,020	66,214	54,022
Research and development	1,414	1,409	2,969	2,961
Selling, general and administrative	9,612	15,819	22,585	29,566
Total operating costs and expenses	45,846	47,248	91,768	86,549
Operating loss	(41,334)	(45,598)	(83,129)	(83,319)
Other expense/(income)
Interest expense	15,393	17,640	30,775	32,704
Interest income	(992)	(621)	(2,374)	(1,000)
Change in fair value of warrants	52,492	82,295	29,495	25,626
Loss on extinguishment of debt	34,541	—	34,541	—
Other (income)/expense, net	(549)	(672)	94	(5,241)
Total other expense	100,885	98,642	92,531	52,089
Net loss	$(142,219)	$(144,240)	$(175,660)	$(135,408)

Loss per share
Basic	$(0.80)	$(0.81)	$(1.02)	$(0.76)
Diluted	$(0.80)	$(0.81)	$(1.02)	$(0.76)
Weighted average common shares
Basic	184,240	179,666	182,369	178,493
Diluted	184,240	179,666	182,369	178,493

Other comprehensive loss
Cumulative translation adjustment	$(54)	$(215)	$(308)	$(309)
Unrealized loss on available-for-sale investments	(3)	—	(19)	—
Total comprehensive loss	$(142,276)	$(144,455)	$(175,987)	$(135,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2026
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	300	$304,701	180,281	$180	$861,953	$(305)	$(815,941)	$45,887
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	5,313	—	—	(5,313)	—	—	(5,313)
Redemption of Series B Convertible Perpetual Preferred Stock	—	(10)	1	—	10	—	—	10
Warrants exercised	—	—	20	—	230	—	—	230
Share repurchase	—	—	(295)	—	(2,223)	—	—	(2,223)
Equity-based compensation	—	—	834	1	2,543	—	—	2,544
Unrealized loss on available for sale debt securities	—	—	—	—	—	(16)	—	(16)
Cumulative translation adjustment	—	—	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	—	—	(33,441)	(33,441)
Balance, March 31, 2026	300	310,004	180,841	181	857,200	(575)	(849,382)	7,424
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	5,526	—	—	(5,526)	—	—	(5,526)
Issuance of Common Stock	—	—	19,854	20	153,893	—	—	153,913
Warrants exercised	—	—	1	—	13	—	—	13
Share repurchase	—	—	(22)	—	(295)	—	—	(295)
Equity-based compensation	—	—	191	—	1,962	—	—	1,962
Exercise of stock options	—	—	40	—	287	—	—	287
Unrealized loss on available for sale debt securities	—	—	—	—	—	(3)	—	(3)
Cumulative translation adjustment	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(142,219)	(142,219)
Balance, June 30, 2026	300	$315,530	200,905	$201	$1,007,534	$(632)	$(991,601)	$15,502

	For the Three and Six Months Ended June 30, 2025
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	173,566	$174	$813,573	$78	$(633,376)	$180,449
Issuance of Common Stock	—	—	4,091	4	33,148	—	—	33,152
Warrants exercised	—	—	1,511	1	14,216	—	—	14,217
Share repurchase	—	—	(187)	—	(1,697)	—	—	(1,697)
Equity-based compensation	—	—	554	1	3,353	—	—	3,354
Cumulative translation adjustment	—	—	—	—	—	(94)	—	(94)
Net income	—	—	—	—	—	—	8,832	8,832
Balance, March 31, 2025	—	—	179,535	180	862,593	(16)	(624,544)	238,213
Issuance of Series B Convertible Perpetual Preferred Stock	300	293,475	—	—	—	—	—	—
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	583	—	—	(583)	—	—	(583)
Issuance of Common Stock	—	—	—	—	155	—	—	155
Share repurchase	—	—	(105)	—	(1,103)	—	—	(1,103)
Equity-based compensation	—	—	406	—	6,411	—	—	6,411
Reclassification of warrant liability to equity	—	—	—	—	233	—	—	233
Cumulative translation adjustment	—	—	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	—	—	(144,240)	(144,240)
Balance, June 30, 2025	300	$294,058	179,836	$180	$867,706	$(231)	$(768,784)	$98,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(175,660)	$(135,408)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	4,506	9,765
Change in fair value of warrants	29,495	25,626
Change in fair value of put option	917	(3,443)
Depreciation expense	14,746	14,613
Loss on disposal of equipment	426	3,765
Amortization of debt issuance costs and debt discounts	13,493	11,147
Loss on extinguishment of debt	34,541	—
Operating lease amortization expense	2,395	2,251
Other	(350)	—
Changes in operating assets and liabilities
Accounts receivable, net	(3,803)	(2,126)
Inventory	(4,453)	(3,218)
Prepaid expenses and other current assets	(273)	1,023
Prepaid expenses and other noncurrent assets	323	1,011
Accounts payable	3,509	(1,823)
Accrued expenses and other current liabilities	(7,534)	618
Accrued interest	(3,201)	2,436
Operating lease right-of-use liabilities	(1,761)	(1,827)
Net cash used in operating activities	(92,684)	(75,590)
Cash flows from investing activities
Purchase of property, plant and equipment	(35,176)	(23,609)
Purchase of debt securities, available for sale	(88,046)	—
Sale and maturity of available-for-sale investments	42,181	—
Net cash used in investing activities	(81,041)	(23,609)
Cash flows from financing activities
Proceeds from issuance of Series B Convertible Perpetual Preferred Stock	—	300,000
Proceeds from issuance of Common Stock	163,001	33,307
Proceeds from issuance of Convertible Senior Notes	287,500	—
Repurchase of Green Convertible Notes	(241,079)	—
Proceeds from issuance of revenue bonds to third parties	—	16,808
Proceeds from issuance of revenue bonds to related parties	—	10,063
Payments on related party revenue bonds	(3,720)	(535)
Proceeds from revolving credit facility and related party note payable	—	14,900
Payments on revolving credit facility and related party note payable	—	(14,900)
Proceeds from exercise and issuance of warrants	243	5,400
Payments on equipment financing	(2,938)	(4,297)
Stock and debt issuance costs	(16,884)	(1,000)
Payments to repurchase shares	(2,518)	(2,800)
Other financing activities	(620)	(1,314)
Net cash provided by financing activities	182,985	355,632
Net increase in cash and restricted cash	9,260	256,433
Cash and cash equivalents and restricted cash, beginning of period	168,034	41,511
Cash and cash equivalents and restricted cash, end of period	$177,294	$297,944
Supplemental disclosure of cash flow information
Operating activities
Interest paid during the period, net of capitalized interest	$20,564	$18,774
Non-cash investing activities
Additions to property, plant, and equipment in accounts payable and accrued expenses	10,246	13,270
Non-cash financing activities
Stock and debt issuance costs accrued but not yet paid	1,657	6,525
PIK dividends on Series B Convertible Perpetual Preferred Stock	10,839	583
PIK interest on Series A Preferred Stock	2,144	1,985
Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$165,223	$284,067
Restricted cash - current	2,636	4,612
Restricted cash - noncurrent	9,435	9,265
Total cash and cash equivalents and restricted cash	$177,294	$297,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION

PureCycle Technologies, Inc. (together with its wholly-owned subsidiaries, "PCT" or the "Company") is a Florida-based corporation focused on commercializing a patented dissolution recycling technology that physically separates polypropylene polymer from other plastics, colors, odors and impurities (the “Technology”). The Technology was originally developed by The Procter & Gamble Company (“P&G”) and is designed to restore recycled polypropylene waste into like-new resin pellets, called PureFive® resin. PureFive® resin has similar properties and applicability for reuse as virgin polypropylene.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The condensed consolidated financial statements are presented in United States ("U.S.") dollars ("USD"). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the U.S. (“U.S. GAAP”). Intercompany balances and transactions were eliminated upon consolidation. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026.

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

Concentration of Revenue and Accounts Receivable

Four customers generated 71% of the Company's revenues during the three months ended June 30, 2026, and two customers generated 61% of the Company's revenues during the six months ended June 30, 2026. Two customers comprised approximately 62% of the Company's accounts receivable as of June 30, 2026. Three customers generated 87% of the Company's revenues during the three months ended June 30, 2025, and four customers generated 84% of the Company's revenues during the six months ended June 30, 2025. Two customers comprised 81% of the Company's accounts receivable as of December 31, 2025.

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

Currency Translation and Transactions

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and revenue and expenses are translated at monthly average exchange rates for the respective periods. Adjustments resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive loss as cumulative translation adjustment.

Segment Information

Under Accounting Standards Codification ("ASC") 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which encompasses integrated business activities related to the recycling of polypropylene into resin pellets. To date, the Company has limited operations and measures performance on a consolidated basis. Management has determined that the measure of segment performance determined most in accordance with U.S. GAAP is consolidated net income or loss, as applicable. The Company’s Condensed Consolidated Statements of Comprehensive Loss includes the significant expense categories provided to the CODM

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

on a consolidated basis, and the CODM does not review significant classifications of expenses outside of those shown on the Condensed Consolidated Statements of Comprehensive Loss. The CODM primarily reviews certain operating key performance indicators for evaluating performance and allocating resources.

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

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. Specifically, the guidance is intended to clarify how to determine whether a settlement of convertible debt (particularly cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance on January 1, 2026 and it will be applied to debt conversions as they occur.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The update improves the financial accounting for, and disclosure of, environmental credit obligations by creating a comprehensive framework to apply to all transactions for entities that generate, purchase, or receive environmental credits. The update is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and requires retrospective adoption. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505) - Initial Measurement of Paid-in-Kind Dividends on Equity- Classified Preferred Stock to provide authoritative guidance on how an issuer should initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock. The amendments do not affect an entity's determination of when to recognize PIK dividends. The amendments in this update require that PIK dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate 2 stated in the preferred stock agreement. For example, if the preferred stock agreement specifies that PIK dividends are calculated by multiplying the PIK dividend rate by the liquidation value of the preferred stock outstanding, an entity should initially measure the PIK dividend at that amount. The liquidation value (or liquidation preference) of the preferred stock is typically defined by the preferred stock agreement and specifies the value of the preferred stock upon the occurrence of a liquidation event (such as the entity becoming insolvent). When preferred stock is not issued at a discount or premium, the liquidation value upon initial issuance is typically the same as the original issuance price of the preferred stock. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to address suggestions received from stakeholders on Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow - Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The amendments to this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments to this update are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this update is permitted. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions that have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to these updates are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of these updates is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company identifies and discloses transactions with related parties in accordance with ASC 850, Related Party Disclosures. The Company's related party transactions are primarily related to financing activities.

The Company’s condensed consolidated financial statements reflect transactions with certain beneficial owners (holding greater than 5% of the Company's common stock, par value $0.001 ("Common Stock")) of PCT and their affiliates, including Sylebra Capital Management (“Sylebra”), Pure Plastic LLC (“Pure Plastic”), Daniel Gibson and Longview Asset Management LLC (“Longview”), which is Pure Crown LLC's investment advisor and has sole beneficial ownership of the Common Stock previously reported by Pure Crown LLC. The Company was notified during the three months ended June 30, 2026 that Samlyn Capital, LLC (“Samlyn”) divested a portion of their holdings such that they are no longer considered to be a related party of the Company. The Company's condensed consolidated financial statements also reflect transactions with companies affiliated with PCT, including Glockner Family Venture Fund LP, Glockner Enterprises, and Glockner Oil (collectively, "Glockner"), as well as Milliken & Company ("Milliken").

PCT purchased $0.3 million and $0.4 million of certain chemicals used in its purification process from Milliken during the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2026 and 2025, respectively.

PCT currently has a $200.0 million Revolving Credit Facility (as defined below) pursuant to a credit agreement with Sylebra, as described in Note 8 - Long-Term Debt and Bonds Payable. PCT is required to pay a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. The Company incurred commitment fees to Sylebra on the unused borrowing capacity of $0.1 million during both of the three months ended June 30, 2026 and 2025, and $0.3 million during both of the six months ended June 30, 2026 and 2025. On June 10, 2026, the Company executed an amendment to the Revolving Credit Agreement to, among other things, (i) permit the Convertible Senior Notes Offering (as defined below and described in more detail in Note 8 - Long-Term Debt and Bonds Payable) and the 2026 Common Stock Offering (as defined below and described in more detail in Note 11 - Mezzanine Equity and Stockholders' Equity) and (ii) remove as secured obligations certain obligations in respect of the Company’s Series A Preferred Stock, par value $0.001 per share, Series C Warrants and Pre-Funded Warrants, in each case, owed by Sylebra Capital Management and/or its affiliates.

On June 10, 2026, the Company entered into privately negotiated note repurchase agreements with certain holders of its Green Convertible Notes (as defined below and in Note 8 - Long-Term Debt and Bonds Payable), and paid approximately $57.0 million (which included $1.2 million in accrued interest) to investment entities affiliated with Daniel Gibson and Sylebra to repurchase $50.0 million in aggregate principal amount at maturity of the Green Convertible Notes held by Daniel Gibson and Sylebra. These repurchases settled on June 15, 2026.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The table below summarizes the related party balances and transactions reflected in the condensed consolidated financial statements as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
	Sylebra	Pure Plastic	Longview	Glockner	Sylebra	Samlyn (1)	Pure Plastic	Longview	Glockner
Debt Instruments (dollars in thousands)
Related Party Bonds Payable (Note 8)	$785	$109,905	$—	$—	$785	$3,900	$113,625	$—	$—

Preferred stock and warrants (shares in thousands)
Series A Preferred Stock (Note 11)	27	—	—	—	27	27	—	—	—
Series B Convertible Perpetual Preferred Stock (Note 11)	40	—	5	—	40	50	—	5	—
Series A Warrants (Note 13)	10,250	—	1,071	614	10,250	2,857	—	1,071	614
Series B Warrants (Note 13)	—	3,064	—	—	—	—	3,064	—	—
Series C Warrants (Note 13)	2,500	—	—	—	2,500	2,500	—	—	—

__________

(1) During June 2026, Samlyn reduced its ownership in the Company and is no longer considered to be a related party.

NOTE 4 - AVAILABLE-FOR-SALE INVESTMENTS

The Company classifies its investments in debt securities as available-for-sale. Available-for-sale investments were comprised of highly-liquid investments with minimum “A” rated securities and, as of June 30, 2026, consisted of corporate entity debt securities and U.S. Treasury securities and, as of December 31, 2025, consisted of corporate entity debt securities. The securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Loss.

The following tables represent the Company’s available-for-sale investments due within one year by major security type as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Losses	Total Fair Value
Corporate Debt Securities	$39,607	$(12)	$39,595
U.S. Treasury Securities	20,001	(3)	19,998
Total	$59,608	$(15)	$59,593

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Total Fair Value
Corporate Debt Securities	$13,627	$4	$13,631
U.S. Treasury Securities	—	—	—
Total	$13,627	$4	$13,631

The Company reviews available-for-sale investments for impairment loss periodically. During the three and six months ended June 30, 2026, the Company did not recognize any impairment losses. The fair value for U.S. Treasury Securities is based on quoted market prices for identical assets and is classified as Level 1 in the fair value hierarchy. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2 in the fair value hierarchy. Refer to Note 14 - Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 5 - INVENTORY

The Company's inventory is comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$9,259	$4,925
Work in process	2,370	561
Finished goods	1,171	3,884
Spare parts and other	5,477	4,454
Total inventory	$18,277	$13,824

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

(dollars in thousands)	Estimated Useful Life (Years)	June 30, 2026	December 31, 2025
Buildings	10 - 40	$84,846	$84,757
Machinery and equipment	3 - 30	410,216	386,572
Leasehold improvements	2 - 15	4,829	4,829
Fixtures and furnishings	5 - 7	764	764
Land improvements	15	150	150
Land	Indefinite	1,150	1,150
Construction in progress	N/A	260,015	263,371
Total property, plant and equipment at cost		761,970	741,593
Less: Accumulated depreciation		(98,377)	(83,841)
Property, plant, and equipment, net		$663,593	$657,752

Depreciation expense is recorded in the Condensed Consolidated Statements of Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of operations	$6,663	$6,453	$13,240	$12,972
Research and development	679	773	1,457	1,547
Selling, general and administrative	25	37	49	94
Total depreciation expense	$7,367	$7,263	$14,746	$14,613

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities are comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued purchases	$17,089	$37,170
Accrued lease obligations	4,412	3,061
Employee-related costs	2,335	2,234
Other	172	350
Total accrued expenses and other current liabilities	$24,008	$42,815

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 8 – LONG-TERM DEBT AND BONDS PAYABLE

The Company’s debt balances, including related party debt, consist of the following at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Long-term Debt
Convertible Senior Notes, interest at 4.75% due semiannually; balance due at maturity in July 2032	$287,500	$—
Green Convertible Notes, interest at 7.25% due semiannually; balance due at maturity in August 2030	33,970	250,000
Revenue Bonds, interest at 7% due semiannually; semiannual principal repayments beginning 2031, maturing 2042	35,800	31,900
Other debt	2,226	6,746
	359,496	288,646
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(14,708)	(18,845)
Less: Current portion	(2,026)	(6,446)
Long-term debt, less current portion	$342,762	$263,355

Related Party Bonds Payable
Revenue Bonds due to related party, interest rates between 6.5% and 13% due semiannually; principal repayments vary by series and began June 30, 2024, fully maturing December 2042	110,690	118,310
Less: Original issue discount and debt issuance costs classified as a reduction to note payable	(21,336)	(24,397)
Less: Current portion	(7,830)	(7,570)
Related party debt, less current portion	$81,524	$86,343

Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at June 30, 2026 and December 31, 2025; maturing September 2027	$—	$—

Convertible Senior Notes

In June 2026, the Company offered (the "Convertible Senior Notes Offering") and issued $287.5 million aggregate principal amount of 4.75% Convertible Senior Notes (the “Convertible Senior Notes”). The Convertible Senior Notes mature on July 1, 2032, unless earlier repurchased, redeemed or converted. The Convertible Senior Notes bear interest at a rate of 4.75% per annum from June 15, 2026, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2027.

The net proceeds from the Convertible Senior Notes Offering were approximately $278.0 million, after deducting underwriting costs and estimated offering expenses.

In connection with the issuance of the Convertible Senior Notes, the Company entered into an indenture, dated June 15, 2026, among the Company and U.S. Bank Trust Company, National Association, as trustee, as supplemented by a first supplemental indenture, dated June 15, 2026 (collectively the “Convertible Senior Indenture”).

Holders of the Convertible Senior Notes may convert all or any portion of their notes at their option at any time prior to the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election. The conversion rate will initially be 90.2242 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.08 per share of Common Stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, following certain corporate events described in the Convertible Senior Indenture that occur prior to the maturity date, or upon the issuance of a notice of redemption (as

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

described below), the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or elects to convert its notes called (or deemed called) for optional redemption during the related redemption period, as the case may be.

The Company may not redeem the Convertible Senior Notes prior to July 6, 2029. The Company may redeem for cash all or any portion of the Convertible Senior Notes (subject to certain limitations specified in the Convertible Senior Indenture), at its option, on a redemption date on or after July 6, 2029, if the last reported sale price per share of Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption to the holders of the Convertible Senior Notes, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Senior Notes.

On July 8, 2030, or if the Company undergoes a “Fundamental Change” (as defined in the Convertible Senior Indenture), then, subject to certain conditions and exceptions, holders may require the Company to repurchase for cash all or any portion of their notes at a Specified Repurchase Date Repurchase Price or Fundamental Change Repurchase Price (each as defined in the Convertible Senior Indenture), as applicable, equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date.

The Convertible Senior Indenture includes customary covenants and sets forth certain events of default after which the Convertible Senior Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Convertible Senior Notes become automatically due and payable. The events of default, as set forth in the Convertible Senior Indenture and subject in certain cases to customary grace and cure periods, include customary events including a default in the payment of principal or interest, failure to comply with the obligation to deliver amounts due upon conversion, failure to give certain notices, failure to comply with the obligations in respect of certain merger transactions, failure to comply with certain other covenants, defaults under certain other indebtedness and judgments and certain events of bankruptcy and insolvency. As of June 30, 2026, the Company was in compliance with all covenants under the Convertible Senior Notes.

The following provides a summary of the interest expense of the Company's Convertible Senior Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except interest rate)	2026	2025	2026	2025
Contractual interest expense	$569	$—	$569	$—
Amortization of deferred financing costs	84	—	84	—
Effective interest rate	5.6%	—%	5.6%	—%

The following provides a summary of balances related to the Company's Convertible Senior Notes included in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2026	December 31, 2025
Unamortized deferred financing costs and deferred issuance costs	$9,370	$—
Net carrying amount	278,130	—

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Green Convertible Notes

On August 24, 2023, the Company issued $250.0 million aggregate principal amount of 7.25% Green Convertible Senior Notes due August 15, 2030 (the “Green Convertible Notes”) at an issue price of $900 per $1,000 principal amount, with the discount accreting through August 15, 2027. The Green Convertible Notes will mature on August 15, 2030 (the “Maturity Date”), unless earlier repurchased, redeemed or converted. The Green Convertible Notes bear interest at a rate of 7.25% per annum on the principal amount at maturity from August 24, 2023, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The Green Convertible Notes are senior unsecured obligations of the Company. Entities affiliated with Sylebra purchased $50.0 million aggregate principal amount at maturity of the Green Convertible Notes.

Holders of the Green Convertible Notes may convert all or any portion of their Green Convertible Notes at their option at any time prior to maturity at an initial conversion rate of 67.4764 shares of Common Stock per $1,000 principal amount at maturity of the Green Convertible Notes (equivalent to an initial conversion price of approximately $14.82 per share of Common Stock), subject to adjustment. The Company may settle conversions in cash, shares of its Common Stock, or a combination thereof, at the Company's option. There were no conversions during the three and six months ended June 30, 2026, and there were no changes to the conversion rate during the periods.

Holders may require the Company to repurchase for cash all or any portion of their Green Convertible Notes on August 15, 2027 at a redemption price equal to 100% of the principal amount at maturity of the Green Convertible Notes to be repurchased, plus accrued and unpaid interest, or upon a fundamental change at 100% of the accreted principal amount plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If certain stock price conditions are met, the Company may redeem the Green Convertible Notes on or after August 20, 2025, and on or before the 40th scheduled trading day immediately before the Maturity Date, at a cash redemption price equal to 100% of the accreted principal amount of the Green Convertible Notes to be redeemed, plus accrued and unpaid interest.

On June 15, 2026, concurrently with the closing of the Convertible Senior Notes as described above, the Company repurchased $216.0 million in aggregate principal amount at maturity of the Green Convertible Notes in privately negotiated transactions for aggregate cash consideration of approximately $246.3 million, including accrued and unpaid interest. Included in the repurchases described above, the Company repurchased $50.0 million in aggregate principal amount at maturity of the Green Convertible Notes held by entities affiliated with Daniel Gibson and Sylebra for aggregate cash consideration of approximately $57.0 million, including accrued and unpaid interest. The Company accounted for the repurchases as an extinguishment of debt in accordance with ASC 405-20, as the conditions were met for liability extinguishment accounting. As a result of the repurchases, the Company recognized a loss on extinguishment of debt of $34.5 million during the three months ended June 30, 2026, which is included in loss on extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Loss. The loss represents the excess of the aggregate cash consideration paid over the net carrying amount of the repurchased Green Convertible Notes, including the write-off of the proportionate unamortized original issue discount and debt issuance costs attributable to the repurchased principal.

As of June 30, 2026, $34.0 million in aggregate principal amount at maturity of the Green Convertible Notes remained outstanding. The indenture, dated August 24, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee, governing the Green Convertible Notes includes customary covenants and events of default, after which the Green Convertible Notes may be declared immediately due and payable. As of June 30, 2026, the Company was in compliance with all covenants under the Indenture.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following provides a summary of the interest expense of the Company's Green Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except interest rate)	2026	2025	2026	2025
Contractual interest expense	$3,879	$4,531	$8,410	$9,063
Amortization of deferred financing costs	371	389	793	766
Amortization of original issue discount	1,428	1,495	3,052	2,948
Effective interest rate	11.2%	10.3%	11.2%	10.2%

The following provides a summary of balances related to the Company's Green Convertible Notes included in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2026	December 31, 2025
Unamortized deferred financing costs and deferred issuance costs	$1,444	$14,781
Net carrying amount	32,526	235,219

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

The Revenue Bonds were offered in three series (collectively referred to as “the Bonds” or the “Revenue Bonds”):

(A)
Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds” or "Senior Bonds");
(B)
Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and
(C)
Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”).

Bond Series	Term	Principal Amount (in thousands)	Outstanding as of June 30, 2026 (in thousands)	Interest Rate	Maturity Date
2020A	A2	$38,700	$35,365	6.50%	December 1, 2030
2020A	A3	168,480	92,845	7.00%	December 1, 2042
2020B	B2	10,000	9,050	10.00%	December 1, 2027
2020C	C1	10,000	9,230	13.00%	December 1, 2027
		$227,180	$146,490

In March 2024, PureCycle Technologies LLC ("PCT LLC"), a subsidiary of the Company, purchased 99% of the outstanding Revenue Bonds. PCT LLC has subsequently sold certain of these Revenue Bonds to various third and related parties.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

During the six months ended June 30, 2026, the Company did not sell any of its Senior Bonds. During the six months ended June 30, 2025, the Company sold approximately $19.1 million in aggregate principal amount of its Senior Bonds to third parties at a price of $880 per $1,000 principal amount for gross proceeds of $16.8 million.

As of June 30, 2026, there were $75.6 million of outstanding Bonds that PCT LLC intends to, and has the ability to, re-market based on the need for additional liquidity.

The Revenue Bonds are recorded within long-term debt (current and noncurrent) and related party bonds payable (current and noncurrent) in the Condensed Consolidated Balance Sheets. The Company recognized $0.6 million and $0.8 million of third-party interest expense during the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $1.0 million during the six months ended June 30, 2026 and 2025, respectively. As the Revenue Bond proceeds were used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. There was no interest cost capitalized during the six months ended June 30, 2026 and 2025.

The following provides a summary of the Company's Revenue Bonds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization of deferred financing costs	$69	$87	$139	$174
Amortization of original issue discount	1,534	1,857	3,092	3,663

(in thousands)	June 30, 2026	December 31, 2025
Unamortized deferred financing costs and deferred issuance costs	$25,230	$28,461
Net carrying amount	121,260	121,749

Revenue Bonds Sold to Related Parties

During the six months ended June 30, 2026, the Company did not sell any of its Senior Bonds to related parties. During the six months ended June 30, 2025, the Company sold $11.4 million in aggregate principal amount of its Senior Bonds to related parties at a purchase price of $880 per $1,000 principal amount for gross proceeds of $10.1 million.

The Company recognized interest expense on the related party bonds of $2.2 million and $2.8 million during the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $4.9 million during the six months ended June 30, 2026 and 2025, respectively.

Sylebra Credit Facility

PCT has a $200.0 million revolving credit facility (the "Revolving Credit Facility") pursuant to a credit agreement (the "Revolving Credit Agreement") dated as of March 15, 2023 and amended from time to time, with PureCycle Technologies Holdings Corp., PCT LLC and PureCycle Augusta, LLC (collectively, the “Guarantors”), Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Madison Pacific Trust Limited. The Lenders and their affiliates are greater than 5% beneficial owners of PCT. The Revolving Credit Facility matures on September 30, 2027.

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

On June 10, 2026, the Company executed an amendment to the Revolving Credit Agreement to, among other things, (i) permit the Convertible Senior Notes Offering and the 2026 Common Stock Offering and (ii) remove as secured obligations certain obligations in respect of the Company’s Series A Preferred Stock, par value $0.001 per share, Series C Warrants and Pre-Funded Warrants, in each case, owed by Sylebra Capital Management and/or its affiliates.

There were no funds drawn on the Revolving Credit Facility as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

Principal repayments due on long-term debt and related party bonds payable over the next five years are as follows (in thousands):

Years Ending December 31,	Long-Term Debt	Related Party Bonds Payable
2026 (July through December)	$1,926	$3,850
2027	100	25,105
2028	100	7,710
2029	100	8,220
2030	33,970	8,760
2031	1,987	3,166
Thereafter	321,313	53,879
	359,496	110,690
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(14,708)	(21,336)
Less: Current portion	(2,026)	(7,830)
Total	$342,762	$81,524

NOTE 9 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses that are also not more likely than not to be realized. As a result, the Company has no reported tax expense for each of the three and six months ended June 30, 2026 and 2025.

Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements for the reported periods.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Thailand Facility Land Lease

The Company entered into a 30-year land lease agreement dated March 1, 2026 with IRPC Public Company Limited to lease property located in Rayong, Thailand where the Company will construct a new polypropylene recycling facility (the "Thailand Facility"). Payment is due annually on March 1st of each year except for in 2026, which will be due before August 31st, starting at Baht 21.2 million per year (approximately $0.7 million USD), and increasing 10% every three years through the end of the lease. The Company recorded an initial right-of-use asset and corresponding lease liability of $14.5 million in connection with this lease.

Financial Assurance

The Company holds a surety bond in the amount of $8.0 million as of June 30, 2026 to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or December 31, 2026 (subject to renewal within one year).

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2026.

Denham-Blythe Arbitration

On October 7, 2020, PCO, a wholly-owned subsidiary of the Company, and Denham-Blythe Company, Inc. (“DB”) executed an Engineering, Procurement, and Construction Agreement for certain construction activities associated with the Ironton Facility.

On June 16, 2023, following unsuccessful efforts at mediating various disputes over certain unapproved change orders and payment applications, DB filed a demand for binding arbitration (the “Arbitration Demand”) with the American Arbitration Association (the “AAA”). On August 30, 2023, DB filed a breach of contract claim against PCO and others in Lawrence County Ohio, alleging the same facts contained in its Arbitration Demand, as well as an action to foreclose on a lien filed in Lawrence County, Ohio. Concurrently, DB requested the complaint be stayed pending the resolution of all issues in the arbitration.

On March 18, 2026, following its evaluation of DB and other prevailing parties' submitted attorneys' fees, expenses, and prejudgment interest, the AAA arbitration panel issued its Final Order requiring the Company to pay DB a total of $20.3 million. The Company paid DB $20.3 million during April 2026, and, in connection therewith, lawsuit filed in Lawrence County, Ohio, was dismissed with prejudice on May 5, 2026.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

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

NOTE 11 - MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Mezzanine Equity

Series B Convertible Perpetual Preferred Stock

On June 16, 2025, the Company entered into binding subscription agreements (the "Series B Subscription Agreements") with certain investors, including investment entities affiliated with Longview, Sylebra, Daniel Gibson, and Samlyn, pursuant to which the Company agreed to sell, in a private placement, an aggregate of 300,000 shares of Series B Convertible Perpetual Preferred Stock at an initial issue price of $1,000 per share. The transactions closed on June 20, 2025, generating gross proceeds of $300.0 million before placement agent fees and other offering expenses.

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

Holders of the Series B Convertible Perpetual Preferred Stock are entitled to receive cumulative dividends at a rate equal to 7% per annum, payable in kind or in cash at the Company’s option, which dividends, if paid in kind, will be capitalized to the Series B Accrued Value (as defined below). During the three months ended June 30, 2026 and 2025, there were $5.5 million and $0.6 million, respectively, of in-kind dividends accrued on the Series B Convertible Perpetual Preferred Stock, and $10.8 million and $0.6 million during the six months ended June 30, 2026 and 2025, respectively, which increased the outstanding Series B Convertible Perpetual Preferred Stock value.

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

Stockholders' Equity

Series A Preferred Stock

On September 13, 2024, the Company issued 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, at $1,000 per share as part of a broader private placement that also included 8,528,786 shares of Common Stock, sold at a price of $4.69 per share, and Series C Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $11.50 per share. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in kind at the election of the Company. As of June 30, 2026 and December 31, 2025, there were 100,000 shares of Series A Preferred Stock authorized, and 54,003 shares issued and outstanding, respectively. Refer to Note 13 - Warrants for further information on the Series C Warrants.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock is measured at the present value of the settlement amount, accruing interest cost using the rate implicit at inception. As of June 30, 2026 and December 31, 2025, the Series A Preferred Stock liability was $37.4 million and $29.6 million, respectively. The Company recognized $4.1 million and $2.6 million of interest expense (which includes amortization of original

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

issuance discount) on the Series A Preferred Stock during the three months ended June 30, 2026 and 2025, respectively, and $7.8 million and $4.9 million during the six months ended June 30, 2026 and 2025, respectively.

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”), which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15, Embedded Derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC. The Company recognized income of $0.6 million and $0.3 million related to the change in the Put Option fair value during the three months ended June 30, 2026 and 2025, respectively, and expense of $0.9 million and income of $3.4 million during the six months ended June 30, 2026 and 2025, respectively, which is recorded in other (income)/expense in the Condensed Consolidated Statements of Comprehensive Loss.

The shares of Series A Preferred Stock will be redeemed in cash at a price equal to $1,050 per share (105% of the initial issue price) regardless of whether they are called by the Company, put back to the Company by the holders, or redeemed on September 13, 2027. The Series A Preferred Stock is liability classified and presented within noncurrent liabilities, as Series A Preferred Stock liability, and the Put Option liability is recorded within other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which 0.4 million shares in each period were issued and outstanding, respectively.

Common Stock

Holders of the Company's Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. The Company is authorized to issue 450.0 million shares of Common Stock with a par value of $0.001. As of June 30, 2026 and December 31, 2025, 200.9 million and 180.3 million shares were issued and outstanding, respectively.

In June 2026, the Company issued 19,854,000 shares of the Company's Common Stock at $8.21 per share pursuant to the Company’s shelf registration statement on Form S-3 (the "2026 Common Stock Offering"). The Common Stock issuance generated gross proceeds of approximately $163.0 million before deducting underwriting fees and other offering expenses.

On February 5, 2025, the Company entered into subscription agreements (the "Subscription Agreements") with certain investors, including affiliates of Sylebra, Pleiad Asia Master Fund, Pleiad Asia Equity Master Fund and affiliates of Samlyn, pursuant to which the Company agreed to sell in a private placement, an aggregate of 4,091,293 shares of the Company's Common Stock at $8.0655 per share. Included in the Subscription Agreements were 524,349 shares of the Company's Common Stock sold to affiliates of Sylebra and Samlyn, both of which are related parties due to their greater than 5% ownership interest in the Company, for approximately $4.2 million in proceeds before deducting fees and other estimated offering expenses. The transactions contemplated by the Subscription Agreements closed on February 6, 2025, generating gross proceeds of approximately $33.0 million before deducting fees and other offering expenses. As part of the Subscription Agreements, the Company filed a prospectus supplement on March 4, 2025 to an existing shelf registration statement dated January 31, 2025, registering the resale of the Common Stock sold in the offering.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 12 - EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

On March 17, 2021, the Company's stockholders approved the PureCycle Technologies, Inc. 2021 Equity and Incentive Compensation Plan (the “Plan”).

The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units (“RSUs”), performance shares, performance stock units ("PSUs"), dividend equivalents, and certain other awards. In general, the amount of shares issuable under the Plan will be automatically increased on the first day of each fiscal year, beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 3% of the shares of the Company's Common Stock outstanding on the last day of the immediately preceding fiscal year, or (b) such smaller number of shares as determined by the Company's board of directors (the "Board").

As of June 30, 2026, approximately 32.6 million shares of Common Stock were authorized for issuance under the Plan, of which approximately 23.2 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals related to the Plan awards issued). The Company may use authorized and unissued shares to meet share requirements from the exercise of stock options and the vesting of RSUs and PSUs.

Restricted Stock Agreements

RSUs issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement (generally either one or four years) or upon a change of control event as defined in the Plan. The Company recognizes compensation expense for the awards equal to the fair value on the date of grant of the awards on a straight-line basis over the vesting period of such awards. The grant-date fair value of the awards is equal to the closing price of the Company’s Common Stock one day prior to the date of grant. Forfeitures are recorded in the period in which they occur. The Company has the option to repurchase all vested shares upon a stockholder’s termination of employment or service with the Company.

A summary of RSU activity for the six months ended June 30, 2026 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Non-vested at December 31, 2025	2,929	$8.08
Granted	721	9.05
Vested	(932)	7.41
Forfeited	(185)	8.00
Non-vested at June 30, 2026	2,533	$8.61	2.5

As of June 30, 2026, there were $14.9 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.5 years.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Stock Options

The stock options issued pursuant to the Plan are time-based and vest over the period defined in each individual grant agreement (generally three years) or upon a change of control event as defined in the Plan. All stock option grants have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and generally have a 10-year term.

The Company recognizes compensation expense for the stock option awards based on the fair value at the date of grant on a straight-line basis over the vesting period of such awards. The fair value of the stock option award is calculated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	For the Three and Six Months Ended June 30,
	2026	2025
Expected annual dividend yield	0.0%	0.0%
Expected volatility	95.0%	89.9% - 90.2%
Risk-free rate of return	3.77%	4.06% - 4.45%
Expected option term (in years)	6.5	6.5

The expected term of the shares granted is estimated using the simplified method, which is based on the midpoint between the vesting date and the expiration of the contractual term. The simplified method is used due to the lack of sufficient historical experience for the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the Company’s capital structure and volatility of similar entities referred to as guideline companies. In determining similar entities, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s shares is assumed to be zero as the Company has not historically paid dividends on its Common Stock. The fair value of the underlying Company's Common Stock is determined using the closing stock price of the Company's Common Stock on the grant date. Forfeitures are recorded in the period in which they occur.

A summary of stock option activity for the six months ended June 30, 2026 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	1,487	$15.95
Granted (1)	253	8.58
Exercised (2)	(40)	5.72
Forfeited	(88)	7.68
Balance, June 30, 2026	1,612	$15.50	5.2	$1,673
Exercisable (3)	896	$21.60	2.5	$675

__________

(1) The weighted average grant-date fair value of options granted during the six months ended June 30, 2026 was $6.87 per share.

(2) The intrinsic value of options exercised during the six months ended June 30, 2026 was $0.2 million.

(3) The grant-date fair value of options vested during the six months ended June 30, 2026 was $1.3 million.

As of June 30, 2026, there were $2.6 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 5.2 years.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

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

The Company recognizes compensation expense for the PSUs equal to the grant-date fair value of the equity-based compensation awards on a straight-line basis over the vesting period of such awards (generally one or three years) as the Company has concluded the performance condition is probable to be met. The fair value of the awards is equal to the fair value of the Company's Common Stock one day prior to the date of grant. Forfeitures are recorded in the period in which they occur.

A summary of the PSU activity for the six months ended June 30, 2026 is as follows:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Balance, December 31, 2025	529	$7.45
Granted	169	10.12
Forfeited	(82)	7.71
Balance, June 30, 2026	616	$8.15	2.3

As of June 30, 2026, there were $2.2 million in compensation costs (based on current projected performance achievement levels) related to non-vested awards to be recognized over a weighted average remaining period of 2.3 years.

During 2026, the Company granted PSUs to certain employees that contain performance criteria based, in part, on achieving a total shareholder return (“TSR”) of the Company’s Common Stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.

Equity-based compensation expense was comprised of the following for the three and six months ended June 30, 2026 and 2025, and is recorded in cost of operations and selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RSUs	$1,921	$3,339	$4,113	$6,304
RSAs	—	2,268	—	2,268
Stock options	297	380	565	627
PSUs	(256)	424	(172)	566
Total equity-based compensation expense	$1,962	$6,411	$4,506	$9,765

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 13 - WARRANTS

The Company had the following series of warrants outstanding (in thousands, except per-share values) as of June 30, 2026 and December 31, 2025, all of which are exercisable:

Warrant Series	June 30, 2026	December 31, 2025	Exercise Price	Expiration Date
Public Warrants	5,694	5,715	$11.50	March 17, 2027
Private Warrants	199	199	$11.50	March 17, 2027
Series A Warrants	17,757	17,757	$11.50	March 17, 2027
Series B Warrants	3,064	3,064	$11.50	December 1, 2030
Series C Warrants	5,000	5,000	$11.50	December 1, 2030
Total warrants, issued and outstanding	31,714	31,735

Public Warrants and Private Warrants

The Company has outstanding public and private warrants that entitle each holder to exercise its warrants for a whole number of shares of the Company's Common Stock at a price of $11.50 per share. On February 25, 2026, the Company entered into a supplemental agreement to the original warrant agreements, which, in part, extended the expiration dates of the public and private warrants to June 17, 2026, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

The public warrants are accounted for as equity-classified warrants as they were determined to be indexed to the Company’s Common Stock and meet the requirements for equity classification. The private warrants are accounted for as liability-classified as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the holder and affiliates of the original holder, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company classifies the private warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities, until the private warrants are transferred from the initial purchasers or any of their permitted transferees. As of June 30, 2026, approximately 187,000 of the private warrants have been transferred from the initial purchasers.

During the six months ended June 30, 2026, 21,104 public warrants were exercised for total proceeds of $0.2 million.

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

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Series B Warrants

On May 10, 2024, the Company issued Series B Warrants to Pure Plastic to purchase an aggregate of 3.1 million shares of the Company's Common Stock (the “Series B Warrants”). Each whole warrant entitles the registered holder to purchase one whole share of the Company's Common Stock at a price of $11.50 per share. The Series B Warrants expire on December 1, 2030, but may be subject to redemption at any time after January 1, 2028, if certain Common Stock price thresholds are met.

The agreements governing the Series B Warrants provide for a Black-Scholes value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series B Warrants that could result in a value greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Therefore, the Company classified the Series B Warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities.

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

Refer to Note 14 - Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Warrant expense/(benefit) recognized during the three and six months ended June 30, 2026 and 2025 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Private Warrants	$32	$331	$33	$75
Series A Warrants	37,468	50,005	37,113	16,350
Series B Warrants	4,842	10,909	(3,401)	2,942
Series C Warrants	10,150	21,050	(4,250)	7,550
RTI Warrants (1)	—	—	—	(1,291)
Change in fair value of warrants	$52,492	$82,295	$29,495	$25,626

__________

(1) On January 16, 2025, RTI exercised their outstanding warrants. The Company received $5.4 million in cash and issued 1.5 million shares of Common Stock to RTI Global.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	June 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$155,727	$—	$—	$155,727	$140,694	$—	$—	$140,694
Restricted cash equivalents:
Restricted cash equivalents - current	2,636	—	—	2,636	1,984	—	—	1,984
Restricted cash equivalents - noncurrent	9,435	—	—	9,435	9,356	—	—	9,356
Investments:
Corporate debt securities, available for sale	$—	$39,595	$—	$39,595	$—	$13,631	$—	$13,631
U.S. Treasury securities, available for sale	19,998	—	—	19,998	—	—	—	—
Total available- for-sale investments	$19,998	$39,595	$—	$59,593	$—	$13,631	$—	$13,631

Liabilities
Put Option Liability	$—	$—	$917	$917	$—	$—	$—	$—
Warrant liability:
Private Warrants - liability classified	—	—	42	42	—	—	9	9
Series A Warrants	—	50,786	—	50,786	—	13,673	—	13,673
Series B Warrants	—	—	12,348	12,348	—	—	15,749	15,749
Series C Warrants	—	—	25,150	25,150	—	—	29,400	29,400
Total warrant liability	$—	$50,786	$37,540	$88,326	$—	$13,673	$45,158	$58,831

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

As of June 30, 2026 and December 31, 2025, the estimated fair value of the Company's financial instruments not remeasured at fair value on a recurring basis within the fair value hierarchy are as follows:

	June 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Senior Notes	$—	$—	$279,565	$279,565	$—	$—	$—	$—
Green Convertible Notes	—	—	34,819	34,819	—	—	244,560	244,560
Revenue Bonds
Related party bonds	—	—	108,592	108,592	—	—	117,928	117,928
Third-party bonds	—	—	33,981	33,981	—	—	31,118	31,118
Total Revenue Bonds	$—	$—	$142,573	$142,573	$—	$—	$149,046	$149,046

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

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	June 30, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	164.8%	101.5%
Risk-free rate of return	4.0%	3.7%
Expected option term (in years)	0.7	0.2

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

A summary of the private warrants activity from December 31, 2025 to June 30, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$9
Change in fair value	33
Balance, June 30, 2026	$42

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	June 30, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	97.0%	101.5%
Risk-free rate of return	4.1%	3.7%
Expected option term (in years)	4.4	4.9

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

A summary of the Series B Warrants activity from December 31, 2025 to June 30, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$15,749
Change in fair value	(3,401)
Balance, June 30, 2026	$12,348

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	June 30, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	97.0%	101.5%
Risk-free rate of return	4.1%	3.7%
Expected option term (in years)	4.4	4.9

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

A summary of the Series C Warrants activity from December 31, 2025 to June 30, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$29,400
Change in fair value	(4,250)
Balance, June 30, 2026	$25,150

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	June 30, 2026	December 31, 2025(1)
Risk-free rate of return	4.0%	—%
Credit spread	11.2%	—%

__________

(1) During June 2025, the Company announced its plans to construct the Thailand Facility, which adjusted the timeline on construction of the Augusta Facility. Because the Put Option is contingent upon the Company incurring any indebtedness that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC, this adjusted timeline resulted in the likelihood of the Put Option being exercised as remote through the end of 2025. During 2026, the likelihood of the Company incurring indebtedness that would be secured by the assets of PureCycle Augusta, LLC became more than remote; accordingly, fair value of the Put Option was measured and recorded as of June 30, 2026.

A summary of the Put Option activity from December 31, 2025 to June 30, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$—
Change in fair value	917
Balance, June 30, 2026	$917

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

The dilutive effect for the Company's Convertible Senior Notes, Green Convertible Notes and Series B Convertible Perpetual Preferred Stock is calculated using the "if-converted" method. The dilutive effect of all other instruments is calculated using the treasury stock method.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The computation for the basic and diluted loss per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(142,219)	$(144,240)	$(175,660)	$(135,408)
Less: Dividends accumulated on Series B Convertible Perpetual Preferred Stock	5,526	583	10,839	583
Basic net loss attributable to common stockholders	$(147,745)	$(144,823)	$(186,499)	$(135,991)
Diluted net loss attributable to common stockholders	$(147,745)	$(144,823)	$(186,499)	$(135,991)

Denominator:
Weighted average common shares outstanding, basic	184,240	179,666	182,369	178,493
Weighted average common shares outstanding, dilutive	184,240	179,666	182,369	178,493

Net loss per share attributable to common stockholders, basic	$(0.80)	$(0.81)	$(1.02)	$(0.76)
Net loss per share attributable to common stockholders, diluted	$(0.80)	$(0.81)	$(1.02)	$(0.76)

Certain outstanding Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, as including them would have been anti-dilutive. A summary of those outstanding Common Stock equivalents is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Anti-dilutive shares
Warrants	31,714	31,841	31,714	31,841
Stock options	1,612	1,489	1,612	1,489
RSUs	2,533	3,418	2,533	3,418
PSUs	616	940	616	940
Contingently - issuable shares to Legacy PCT unitholders (1)	2,000	2,000	2,000	2,000
Shares issuable upon conversion of Convertible Senior Notes	25,939	—	25,939	—
Shares issuable upon conversion of Green Convertible Notes	2,292	16,869	2,292	16,869
Shares issuable upon conversion of Series B Convertible Perpetual Preferred Stock	22,978	21,440	22,978	21,440
Total anti-dilutive shares	89,684	77,997	89,684	77,997

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
•
Our ability to meet, continue to meet, and comply on an ongoing basis with the numerous regulatory requirements applicable to our PureFive® resin both generally and in food-grade applications and, more broadly, the operations of our facilities (including in the United States, Europe, Asia and other future international locations);
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
•
The ability of our first commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility") to be appropriately certified by Leidos Engineering, LLC, following certain performance and other tests, and commence full-scale commercial operations in a timely and cost-effective manner, or at all;
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

Overview

We are a Florida-based corporation focused on commercializing a patented dissolution recycling technology to physically separate polypropylene polymer from other plastics, color, odors, and impurities (the “Technology”), originally developed by P&G, for restoring waste polypropylene into resin, called PureFive® resin, which has similar properties and applicability for reuse as virgin polypropylene. We have a global license for the Technology from P&G, which was amended during 2025 to permanently waive the possible clawback of our exclusivity for plants located in North America and extend the time in which our plants must begin construction and commence sales in other regions to avoid a clawback of exclusivity under the license agreement. We have introduced an important new segment to the global polypropylene market that will assist multinational corporations in meeting their sustainability goals as well as federal and state regulations and mandates, providing consumers with polypropylene-based products that are sustainable, and reducing overall polypropylene waste in the world’s landfills and oceans.

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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Recent Developments

Our future growth plans are anticipated to increase our installed capacity, which includes the following Planned Facilities:

•
Construction of a 130 million pound per year polypropylene recycling facility in Rayong, Thailand. We are working with IRPC Public Company Limited ("IRPC") at IRPC’s eco-industrial zone. IRPC is an integrated petrochemical operator in Southeast Asia. Its production structure comprises petroleum and petrochemical complexes, complete with utilities and infrastructure supporting the operations, including a deep-sea port, oil depots and power plants. We intend to leverage this existing site infrastructure to reduce capital and operating expenditure requirements for this project. The permitting process has begun, and the site is expected to become operational during 2028. During May 2026, we announced that we had been admitted to the Thailand FastPass Investment Acceleration Program by the Office of the Board of Investment of Thailand, which provides facilitated access to the approval and permitting processes required to commence business operations. During July 2026, we accepted investment incentives granted by the Thailand Board of Investment for this project, including income tax relief and a waiver of import tariffs on equipment to be utilized at this location.
•
Construction of a 130 million pound per year polypropylene recycling facility in Antwerp, Belgium. We are currently drafting the permit application in Belgium with the assistance of consultants and plan to submit our permit application with the relevant authorities (Province of Antwerp) during the latter part of 2026. The permit application requires an environmental impact assessment and external safety report, which are currently in the advanced stage of drafting. The Belgium Facility is projected to become operational during 2029. In March 2026, we signed a €40 million grant agreement from the Innovation Fund with the European Climate, Infrastructure and Environment Executive Agency ("CINEA") to partially fund this project.
•
Construction of an enhanced, single-line Purification facility in Augusta, Georgia, designed to produce approximately 300 million pounds per year of recycled polypropylene, with final capacity subject to completion of the facility design. The design of the Augusta Facility is in process and will incorporate learnings from our Ironton Facility. The Augusta Facility is planned to be integrated with Feed PreP and compounding assets. We expect to have the expanded Purification line at the Augusta Facility to achieve mechanical completion by 2030. It is possible that additional, scaled-up lines could be added to the Augusta Facility at a later date.

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

Research and Development Expense

Research and development expense consists primarily of costs related to the development, refinement, or enhancement of the Technology, the design of the facilities and equipment that will use the Technology to purify

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

recycled polypropylene, and the advancement of the processes needed to collect, sort, and prepare feedstock for Purification. These include mainly personnel costs, depreciation for long-lived assets, third-party consulting costs, and the cost of various recycled waste. Research and development expenses include evaluation of new front-end feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks we can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.

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

Results of Operations

Comparison of Three and Six Months ended June 30, 2026 and 2025

The following table summarizes our operating results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$4,512	$1,650	$2,862	$8,639	$3,230	$5,409
Operating expenses
Cost of operations	34,820	30,020	4,800	66,214	54,022	12,192
Research and development	1,414	1,409	5	2,969	2,961	8
Selling, general and administrative	9,612	15,819	(6,207)	22,585	29,566	(6,981)
Total operating expenses	45,846	47,248	(1,402)	91,768	86,549	5,219
Operating loss	(41,334)	(45,598)	4,264	(83,129)	(83,319)	190
Other expense/(income)
Interest expense	15,393	17,640	(2,247)	30,775	32,704	(1,929)
Interest income	(992)	(621)	(371)	(2,374)	(1,000)	(1,374)
Change in fair value of warrants	52,492	82,295	(29,803)	29,495	25,626	3,869
Loss on extinguishment of debt	34,541	—	34,541	34,541	—	34,541
Other (income)/expense, net	(549)	(672)	123	94	(5,241)	5,335
Total other expense	100,885	98,642	2,243	92,531	52,089	40,442
Net loss	$(142,219)	$(144,240)	$2,021	$(175,660)	$(135,408)	$(40,252)

Revenues

The Company reported $4.5 million and $1.7 million in revenues during the three months ended June 30, 2026 and 2025, respectively, and $8.6 million and $3.2 million during the six months ended June 30, 2026 and 2025, respectively. This increase is attributed to the continued development of customer relationships and reflective of growth in market acceptance of our product offerings. The Company continues to advance customer application trials, which is anticipated to generate revenue growth in future periods.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Cost of Operations

Cost of operations increased approximately $4.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Our PureFive® production increased from 3.4 million pounds during the second quarter of 2025 to 4.5 million pounds during the second quarter of 2026. Cost of operations for the three months ended June 30, 2026 included $3.0 million of higher production-related costs due to the continued ramp-up in production that has occurred during the current year as compared to the prior year, $2.6 million of higher labor costs and professional services primarily driven by the annual planned plant shutdown for maintenance of our Ironton Facility (the "Ironton Turnaround"), $0.8 million higher facilities costs attributable to the expansion of offsite storage and processing space and higher utilities costs associated with higher production volumes, and $0.3 million of higher supplies and materials costs, partially offset by a $3.3 million lower loss on the disposal of fixed assets.

Cost of operations increased approximately $12.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Our PureFive® production increased from 7.7 million pounds during 2025 to 13.0 million pounds during 2026. Cost of operations for the six months ended June 30, 2026 included $6.2 million of higher production-related costs due to the continued ramp-up in production that has occurred during the current year as compared to the prior year, $3.6 million of higher labor costs and professional services primarily driven by the Ironton Turnaround described above, $3.2 million higher facilities costs attributable to the expansion of offsite storage and processing space and higher utilities costs associated with higher production volumes, and $1.1 million of higher supplies and materials costs, partially offset by a $3.3 million lower loss on the disposal of fixed assets.

Research and Development Expenses

Research and development expenses remained relatively consistent for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $6.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This decrease was primarily driven by $4.4 million lower equity-based compensation, mainly due to a special equity-based compensation grant valued at $2.3 million to the Chief Executive Officer that immediately vested upon grant during the second quarter of 2025, and approximately $1.6 million of lower legal costs mostly as a result of the current year reduction in amounts owed in connection with the DB arbitration matter as well as higher legal costs incurred during the prior year in order to prepare for the DB arbitration.

Selling, general and administrative expenses decreased approximately $7.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This decrease was primarily driven by $5.2 million lower equity-based compensation, mainly due to a special equity-based compensation grant valued at $2.3 million to the Chief Executive Officer that immediately vested upon grant during the second quarter of 2025, and approximately $5.1 million of lower legal costs mostly as a result of the current year reduction in amounts owed in connection with the DB arbitration matter as well as higher legal costs incurred during the prior year in order to prepare for the DB arbitration, partially offset by $4.0 million of higher professional services and contract labor driven by preliminary planning and design work for our Planned Facilities.

Interest Expense

Interest expense decreased for both the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The decrease in interest expense was primarily attributed to lower interest expense on equipment financing due to the paydown of outstanding balances in October of 2025, partially offset by an increase in interest on the Company's Series A Preferred Stock issued during the third quarter of 2024, reflecting higher discount amortization as the carrying value accretes toward its redemption value over time.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Interest Income

Interest income for the three and six months ended June 30, 2026 increased $0.4 million and $1.4 million, respectively, as compared to the three and six months ended June 30, 2025 due to higher average cash and investment balances in 2026 compared to 2025.

Change in Fair Value of Warrants

During the three months ended June 30, 2026, the fair value of our liability-classified warrants increased approximately $52.5 million, as compared to an increase in fair value of $82.3 million during the three months ended June 30, 2025. The increase during the three months ended June 30, 2026 was primarily attributable to an increase in the Company's Common Stock price during the quarter, an increase in the fair value of our public warrants, and an increase in the volatility during the period. The increase during the three months ended June 30, 2025 was primarily driven by an increase in the underlying value of our Common Stock, partially offset by fewer warrants outstanding as a result of the exercise of the warrants issued to RTI Global (the "RTI Warrants") during the first quarter of 2025.

During the six months ended June 30, 2026, the fair value of our liability-classified warrants increased approximately $29.5 million, as compared to an increase in fair value of $25.6 million during the six months ended June 30, 2025. The increase during the six months ended June 30, 2026 was primarily attributable to an increase in the fair value of our public warrants, and an increase in the volatility during the period, partially offset by a decrease in the Company's Common Stock price during the period. The increase during the six months ended June 30, 2025 was primarily driven by an increase in the underlying value of our Common Stock, partially offset by fewer warrants outstanding as a result of the exercise of the RTI Warrants during the first quarter of 2025.

Loss on Extinguishment of Debt

On June 15, 2026, the Company repurchased $216.0 million aggregate principal amount of the Green Convertible Notes in privately negotiated transactions for aggregate cash consideration of approximately $246.3 million, including accrued and unpaid interest. As a result of the repurchases, the Company recognized a loss on extinguishment of debt of $34.5 million during the three and six months ended June 30, 2026. The loss represents the excess of the aggregate cash consideration paid over the net carrying amount of the repurchased Green Convertible Notes, including the write-off of the proportionate unamortized original issue discount and debt issuance costs attributable to the repurchased principal.

Other (Income)/Expense, Net

During the three months ended June 30, 2026, the $0.5 million of other income was primarily comprised of a $0.6 million decrease in the fair value of the Series A Preferred Stock contingent put right (the “Put Option”). During the three months ended June 30, 2025, the $0.7 million of other income was primarily comprised of a $0.3 million decrease in the fair value of the Put Option, resulting in a gain recorded in other income.

During the six months ended June 30, 2026, the $0.1 million of other expense was primarily comprised of a $0.9 million increase in the fair value of the Put Option, partially offset by a $0.8 million reduction of interest costs attributed to the DB legal settlement. During the six months ended June 30, 2025, the $5.2 million of other income was primarily comprised of a $3.4 million decrease in the fair value of the Put Option, resulting in a gain recorded in other income, and a net gain from insurance proceeds of approximately $1.3 million related to settlement of the shareholder derivative lawsuit.

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

The following is a summary of the components of our current liquidity. As of June 30, 2026, restricted cash consisted primarily of certain amounts required to support outstanding letters of credit and other collateral, construction commitments for the Augusta Facility, and bond reserves for the Ironton Facility.

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$165,223	$156,694
Restricted cash	12,071	11,340
Available-for-sale investments	59,593	13,631
Total cash and marketable securities	$236,887	$181,665
Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at June 30, 2026 and December 31, 2025; maturing September 2027	$—	$—

As of June 30, 2026, we had approximately $236.9 million of cash and cash equivalents, restricted cash, and marketable securities, which are readily convertible to cash. Cash and cash equivalents are comprised of investments in money markets, U.S. Treasuries and commercial paper with original maturities of three months or less. Available-for-sale investments are comprised of corporate entity debt securities and U.S. Treasury securities due within one year. We also have a $200.0 million revolving credit facility (“Revolving Credit Facility”) with Sylebra Capital Management ("Sylebra") that is undrawn and expires on September 30, 2027. We have paid approximately $34.6 million of total project spend related to our Ironton Facility, which included $15.0 million of cash paid to settle the DB arbitration as described above, as well as the planned construction of our Planned Facilities during 2026.

In June 2026, we issued the Convertible Senior Notes (as described in detail in Note 8 - Long-Term Debt and Bonds Payable to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and also issued 19.9 million shares of our Common Stock at $8.21 per share (as described in detail in Note 11 - Mezzanine Equity and Stockholders' Equity to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The total aggregate principal amount of the Convertible Senior Notes issued was $287.5 million and the total gross proceeds on the 2026 Common Stock Offering was $163.0 million.

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

In connection with the amendment of the public and private warrants described above, the Board also approved certain amendments to the terms of our outstanding Series A Warrants as described in Note 13 - Warrants to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which had an original expiration date of March 17, 2026, subject to the consent of a requisite number of holders under the terms of the Series A Warrants and conditioned upon entry into a supplemental agreement with the Series A Warrants Agent. On February 20, 2026, we received the written consent of the holders of a requisite number of Series A Warrants to extend the expiration date of the Series A Warrants to 5:00 p.m. (New York City time) on the earlier of (a) March 17, 2027, or (b) the date fixed for the redemption of the Series A Warrants. Additionally, pursuant to the terms of the Series A Warrants, the Company and the consenting Series A Warrant holders agreed to amend the terms of the Series A Warrants held by such consenting Series A Warrant holders, which constitutes all of the Series A Warrants, to reduce the trading price required for us to redeem such Series A Warrants, subject to the other terms and conditions contained in the Series A Warrants, from $18.00 to $14.38 per share of our Common Stock for any 20 trading days in a 30 trading day period. On February 25, 2026, the Company and the Warrant Agent entered into a supplemental agreement to memorialize the foregoing amendments, which was effective as of March 17, 2026.

During March of 2026, we signed a €40 million grant agreement from the Innovation Fund with the European Climate, Infrastructure and Environment Executive Agency ("CINEA") to fund our "ASTRA PP" project in the NextGen District at the Port of Antwerp-Bruges. As part of Project ASTRA PP, we will install a polypropylene dissolution recycling facility in the Port of Antwerp-Bruges, designed for an annual production capacity of approximately 130 million pounds of PureFive® resin. Receipt of these funds is contingent upon the Company achieving various milestones and deliverables through 2034.

Future expansion is dependent, in part, on successful completion of additional capital raise and/or project financing.

In connection with the previously disclosed Denham-Blythe ("DB") arbitration matter, on March 18, 2026, the AAA arbitration panel issued its final order requiring the Company to pay DB $20.3 million, which the Company paid during April 2026. In connection therewith, DB dismissed with prejudice its lawsuit filed in Lawrence County, Ohio, and the matter has been resolved.

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

See Note 8 - Long-Term Debt and Bonds Payable to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our debt obligations.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Cash Flows

A summary of our cash flows for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change
Net cash used in operating activities	$(92,684)	$(75,590)	$(17,094)
Net cash used in investing activities	(81,041)	(23,609)	(57,432)
Net cash provided by financing activities	182,985	355,632	(172,647)
Cash and cash equivalents and restricted cash, beginning of period	168,034	41,511	126,523
Cash and cash equivalents and restricted cash, end of period	$177,294	$297,944	$(120,650)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 increased by $17.1 million as compared to the six months ended June 30, 2025. This increase is mainly attributed to higher production-related costs due to the continued ramp-up in production that has occurred during the current year as compared to the prior year, cash paid for interest on the repurchased Green Convertible Notes during 2026, payments for legal and other costs associated with the DB arbitration matter as described above, and the Ironton Turnaround costs.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, we reported cash used in investing activities of approximately $81.0 million, which was comprised of net cash purchases of investment in debt securities of $88.0 million and cash paid for capital expenditures of $35.2 million, partially offset by sale of debt securities of $42.2 million. The cash outflow for capital expenditures includes approximately $15.0 million of cash paid to settle the DB arbitration as described above, which was capitalized to property, plant and equipment. The cash outflows for capital expenditures also includes $2.1 million associated with the Ironton Turnaround, as described above.

During the six months ended June 30, 2025, we reported cash used in investing activities of approximately $23.6 million, which was entirely comprised of cash paid for capital expenditures during that period.

Cash Flows from Financing Activities

We reported net cash provided by financing activities of approximately $183.0 million during the six months ended June 30, 2026 as compared to net cash provided by financing activities of approximately $355.6 million during the six months ended June 30, 2025.

Cash provided by financing activities for the six months ended June 30, 2026 is primarily comprised of $287.5 million of proceeds from the issuance of the Convertible Senior Notes, $163.0 million proceeds from the 2026 Common Stock Offering, $0.3 million from the exercise of stock options, and $0.2 million of proceeds from the exercise of public warrants, partially offset by $241.1 million for the repurchase of the Green Convertible Notes, $16.9 million in issuance costs associated with the Convertible Senior Notes and 2026 Common Stock Offering, $3.7 million in payments on related party revenue bonds, $2.9 million of payments on equipment financing, $2.5 million to repurchase shares of Common Stock, and $0.9 million of other financing activities.

Cash provided by financing activities for the six months ended June 30, 2025 is primarily comprised of $300.0 million of proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock during the second quarter of 2025, $33.3 million of proceeds from the issuance of the Company's Common Stock, $26.9 million of proceeds from the sale of revenue bonds, $14.9 million in proceeds on draws on our Sylebra revolving line of credit facility and a short-term borrowing from a related party, and $5.4 million in proceeds from the exercise of the RTI Warrants during 2025. These cash inflows were partially offset by $14.9 million in payments on our Sylebra revolving credit facility and

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

a short-term borrowing from a related party, $4.3 million in payments on equipment financing, $2.8 million payments to repurchase shares of Common Stock, $1.0 million in debt issuance costs paid, and $1.3 million for other financing activities.

Indebtedness

Other than the issuance of the Convertible Senior Notes and the repurchase of a significant portion of the outstanding Green Convertible Notes during June 2026 as described in Note 8 - Long-Term Debt and Bonds Payable, there have been no material changes regarding our indebtedness from the information we provided in our most recent Annual Report on Form 10-K. Refer to Note 8 - Long-Term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

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

PureCycle Technologies, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2026 does not differ materially from that included in our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

Item 1A. Risk Factors.

In connection with the Convertible Senior Notes Offering and the 2026 Common Stock Offering during June 2026 as described above, we filed a current report on Form 8-K on June 11, 2026 that expanded and clarified our risk factors. You should carefully review this section in addition to the other information appearing in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, including the Company's consolidated financial statements and related notes thereto, for important information regarding risks and uncertainties that affect the Company. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties that the Company is unaware of, or that are not currently believed to be material, may also become important factors that adversely affect the Company's business. If any of the following risks actually occur, the Company's business, financial condition, results of operations and future prospects could be materially and adversely affected.

Risks Related to PCT’s Status as a Low-Revenue Early Commercial-Stage Company

PCT is a low-revenue early commercial-stage company that has incurred operating losses since inception, and expects to continue to incur operating losses and PCT may never achieve or sustain operating profitability, which depends on the successful commercialization and scale-up of PureFive® resin products, and any other products PCT may develop in the future, to scale in the U.S., Europe, Asia and other territories.

PCT has incurred operating losses since inception, and expects to continue to incur operating losses as it continues to commercialize and scale up its PureFive® resin products. PCT relies principally on the commercialization of its PureFive® resin, and any other products PCT may develop in the future, to generate revenue growth. This includes establishing sales, marketing and distribution capabilities to effectively market and sell PureFive® resin products in the U.S., Europe, Asia, and in other territories; expanding the number of Purification plants and Feed PreP facilities; and maintaining and growing relationships with offtake partners, feedstock suppliers, customers, and other strategic partners. Achieving these objectives also requires procuring and maintaining all required regulatory approvals.

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

PureCycle Technologies, Inc.

PCT’s operations are substantially dependent on intellectual property licensed from P&G under the License Agreement, and any termination, conversion or impairment of such license could have a material adverse effect on PCT’s business.

PCT’s operations are substantially dependent on the continued validity and enforceability of the intellectual property licensed from P&G under the Amended and Restated License Agreement, dated July 28, 2020, by and between PureCycle Technologies LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of PCT (“PCT LLC”), and P&G, as amended (the “License Agreement”). Pursuant to the License Agreement, P&G has granted PCT a license to utilize certain P&G intellectual property. The License Agreement sets forth certain construction and sales deadlines for future facilities outside North America, which, if missed, could result in (i) a termination of the license granted under the License Agreement (if PCT is unable to make PureFive® resin at certain production volumes and at certain prices within a certain time frame) or (ii) conversion of the license to a non-exclusive license (if PCT is unable or unwilling to provide P&G with PureFive® resin at certain prices from the first plant). In the event the License Agreement is terminated or converted to a non-exclusive license, this could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

If the P&G license is converted to a non-exclusive license following a failure to comply with the terms of the License Agreement, PCT could face competition in the future from new market entrants or existing competitors expanding their business. If the License Agreement is terminated, PCT would not have the right to utilize the P&G intellectual property that underpins the patented dissolution recycling technology for polypropylene that physically separates the polymer from other plastics, colors, odors and impurities, and the production of PureFive® resin, and PCT’s business, would not be viable unless PCT is able to develop an alternative technology. PCT has limited ability to control the prosecution, maintenance or enforcement of the underlying P&G intellectual property, and P&G may make decisions regarding such intellectual property that are adverse to PCT’s interests. Any improvements to the licensed technology developed by PCT may be subject to ownership or licensing provisions that limit PCT’s ability to exploit such improvements independently. In addition, PCT’s compliance with the terms of the License Agreement, including sublicensing limitations, quality standards and reporting obligations, is an ongoing obligation, and any breach, whether actual or alleged, could give rise to a termination right or other remedies in favor of P&G. PCT’s dependence on third-party-owned technology means that any challenge to, or invalidation of, the underlying P&G intellectual property could materially impair PCT’s competitive position and its ability to operate its business, and could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

PCT’s substantial indebtedness, restrictive covenants, and potential inability to obtain additional financing could materially and adversely affect its business, financial condition, results of operations and prospects.

As of June 30, 2026, PCT had total consolidated indebtedness of $470.2 million, including bonds payable to related parties and does not yet have any sources of material recurring revenue. PCT’s existing and future debt service obligations, together with restrictions in its financing arrangements and the uncertainty of access to additional capital, could have important consequences for the foreseeable future. A significant portion of cash flow from operating activities, if and when generated, will be required to service debt, which will reduce funds available for operations, capital expenditures, strategic initiatives, and other corporate purposes. PCT’s leverage may exceed that of some competitors, potentially placing it at a competitive disadvantage and increasing its vulnerability to market conditions, operational challenges, and changes in law or regulations. In addition, PCT’s ability to obtain additional financing for capital expenditures, and other needs may be impaired; by its existing debt and related covenants, as well as by general market conditions.

PCT’s debt agreements, including the loan agreement, dated as of October 1, 2020, between Southern Ohio Port Authority and PureCycle: Ohio LLC, and certain other agreements to which PCT is a party, contain operating, financial covenants and other restrictions that, among other things, limit PCT and its subsidiaries’ ability to incur additional debt, certain liens or other encumbrances, sell assets, transfer ownership interests, pay dividends, and enter into transactions with affiliates. These limitations could restrict activities that may be in PCT’s long-term interests and reduce its financial and operational flexibility. PCT has in the past obtained waivers or amendments for non-compliance with financial covenants; however, a failure to comply with covenants or obtain a waiver in the future

PureCycle Technologies, Inc.

could result in an event of default under one or more agreements, permitting lenders to accelerate maturity, foreclose on collateral securing the debt, terminate commitments, or exercise other remedies. Cross-default provisions could compound these effects, and PCT might not have sufficient funds or resources to satisfy its obligations or to refinance or restructure such indebtedness on favorable terms or at all.

Additionally, PCT’s estimate of its operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and PCT could use its available capital resources sooner than it currently expects. Changing circumstances, some of which may be beyond PCT’s control, could cause PCT to consume capital significantly faster than it currently anticipates, and PCT may need to seek additional funds sooner than planned.

Until PCT can generate significant revenue from sales of its products, PCT will require additional financing to fund its operations and growth. There can be no assurance that additional capital will be available when needed, on acceptable terms or at all. Any such financing, if available, may involve the issuance of equity or equity-linked securities that are dilutive to existing stockholders, securities with preferences that are senior to PCT’s Common Stock, or additional indebtedness that imposes restrictive covenants, collateral requirements, or repayment obligations, each of which could further constrain PCT’s operations and liquidity. PCT may also seek capital opportunistically due to favorable market conditions or strategic considerations even if it believes existing resources are adequate. If PCT cannot obtain financing when required or on reasonable terms, it may be unable to execute its business strategy, meet obligations as they come due, or maintain compliance with financial covenants, any of which would adversely affect its business, financial condition, results of operations and prospects.

PCT faces risks and uncertainties related to litigation, regulatory actions and investigations.

From time to time, PCT has and may continue to be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, product liability, relationships with PCT’s feedstock suppliers and offtake partners as well as strategic partners, intellectual property disputes, additional volatility in the market price of PCT’s securities and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements may result in materially adverse monetary damages or injunctive relief against PCT. Any claims or litigation, even if fully indemnified or insured, could damage PCT’s reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal and regulatory proceedings described in the notes to PCT’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2026 and June 30, 2026 are subject to future developments and management’s view of these matters may change in the future.

Risks Related to PCT’s Operations

If PCT is unable to consistently execute capital investment projects to cost and schedule, and to achieve and sustain targeted production volumes, yields, uptime, quality and economics at the Ironton Facility, the Company’s economic viability and ability to raise capital could be materially and adversely impacted, and construction of one or more additional PreP and Purification facilities may be delayed or abandoned.

PCT’s Ironton Facility is the foundation of PCT’s commercial strategy. Failure to increase production rates that approach the plant’s full capacity and can meet expected current and future customer demand, as well as maintain sufficient uptime, product quality specifications and unit economics at the Ironton Facility could undermine investor confidence and PCT’s ability to attract future capital, customers and strategic partners as it continues development of the other Planned Facilities. Operational challenges at the Ironton Facility have included, but are not limited to: (i) filter fouling, including the accumulation of contaminants on filtration systems that can reduce throughput, increase maintenance requirements and cause unplanned downtime; (ii) co-product handling, including the potential monetization of non-polypropylene materials and process residues; (iii) odor and color specification compliance, which are among the most difficult quality parameters to achieve consistently at commercial scale; and

PureCycle Technologies, Inc.

(iv) maintenance downtime, including both planned and unplanned outages that reduce effective operating hours and output. Any one or more of these operational challenges or failures, individually or in combination, could prevent PCT from achieving or sustaining the production volumes, yields, uptime, quality or economics required to demonstrate commercial viability, satisfy offtake commitments and support the construction and financing of future Planned Facilities.

Additionally, the construction and commissioning of any new project, including PreP and Purification facilities, is dependent on a number of contingencies, many of which are beyond PCT’s control. There is also a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed construction site conditions, including subsurface conditions, unforeseen technical issues or increases in plant and equipment costs, delays in delivery of certain long-lead items, insufficiency of water supply and other utility infrastructure, inadequate contractual arrangements or unanticipated or unforeseen regulatory requirements, engineering, procurement, and construction contract delays or defaults, cost overruns arising from changes in scope, labor or materials pricing, permitting delays or denials, and the inability to replicate at future facilities the operational learnings and process improvements achieved at the Ironton Facility. Should significant unanticipated costs arise, this could have a material adverse impact on PCT’s business, financial performance, cash utilization and operations. No assurance can be given that construction will commence or be completed, or will be completed without further delay.

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

PCT currently relies solely on the operations at the Ironton Facility, and there is no guarantee that the Planned Facilities will be constructed on the expected timeline, or at all. Adverse changes or developments affecting the Ironton Facility could impair PCT’s ability to produce PureFive® resin and impact its business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Ironton Facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption or outages, work stoppage, disease outbreaks or pandemics, equipment failure, delay in supply delivery, or shortages of material, equipment, or labor, has in the past, and would in the future, significantly disrupt PCT’s ability to grow and produce PureFive® resin products in a timely manner, or at all, meet its contractual obligations and operate its business. PCT has historically experienced periodic equipment failures, some of which have caused extended interruptions to plant operations, and other interruptions or plant shutdowns could occur in the future. Some of PCT’s equipment is costly to repair, and PCT’s equipment supply chains may be disrupted in connection with pandemics, trade wars or other factors. If any material amount of PCT’s machinery were damaged, it would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect PCT’s business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage PCT has may not be sufficient to cover all of its potential losses and may not continue to be available to PCT on acceptable terms, or at all.

PureCycle Technologies, Inc.

There are also currently no other lines of business or other material sources of revenue to support the Company’s future. Such lack of diversification may limit PCT’s ability to adapt to changing business conditions and could have an adverse effect on PCT’s business, financial condition, results of operations and prospects.

Cybersecurity incidents and the failure to maintain the integrity of PCT’s systems or infrastructure, or those of third parties with which PCT does business, could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

PCT is subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes that pose a risk to the security of its systems and networks and the confidentiality, availability and integrity of data. Disruptions or failures in the physical infrastructure or operating systems that support PCT’s businesses, offtake partners, feedstock suppliers and customers, or cyber-attacks or security breaches of PCT’s networks or systems or of third party suppliers and service providers, could result in the loss of customers and business opportunities, lawsuits, regulatory fines, penalties or intervention, reputational damage, loss of stakeholder confidence, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect PCT’s business, financial condition, results of operations and prospects. In addition, recently enhanced cybersecurity disclosure requirements increase the risk of regulatory scrutiny enforcement actions and securities litigation in the wake of a material cyber incident. Emerging artificial intelligence (“AI”) technologies may intensify these cybersecurity risks and introduce new governance and compliance obligations under evolving AI-related laws and guidance in the U.S. and abroad. In addition, PCT relies on third party software-as-a service and cloud providers for critical business functions, and any disruptions, misconfiguration or breach in these services could materially impact the Company’s business. Increasing costs associated with cybersecurity protections may be costly and may also adversely affect the financial condition of PCT. While PCT attempts to mitigate these risks, PCT’s systems, data, networks, products, solutions and services remain potentially vulnerable to advanced and persistent cybersecurity threats.

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

PureCycle Technologies, Inc.

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

Climate change, or legal, regulatory or market measures to address climate change may materially adversely affect the Company’s financial condition and business operations.

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

PureCycle Technologies, Inc.

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

The Technology is based upon generally-available commercial equipment to process contaminated polypropylene into clean recycled polypropylene product. While PCT has constructed the Feedstock Evaluation Unit (the “FEU”) to demonstrate the process using the same or similar equipment (except at a smaller scale) as the Ironton Facility, and, for the most part, the Planned Facilities, the FEU does not operate at a commercial scale. The FEU test data was used to design the Ironton Facility equipment for commercial scale and testing under the intended operating conditions and configuration for the commercial-scale operation to verify reproducibility of results including color, melt flow index, moldability (tensile modulus and other measures) and the odor of the final PCT-produced polypropylene product. While that testing indicated that the FEU can generate recycled polypropylene product that, on average, meets all of its key parameter targets, PCT cannot guarantee these results will be achieved if or when the Ironton Facility, or any of the Planned Facilities, are operating at full capacity. PCT’s ability to achieve commercial-scale profitability relies on its ability to commercially scale its operations. Further, of the four quality parameters for PureFive® resin, odor is the most difficult to characterize and measure. PCT’s goal is to generate product that will significantly reduce the odor of the offtake and be comparable or nearly comparable to virgin polypropylene with respect to level of odor, but PCT cannot guarantee that the Ironton Facility, or any of the Planned Facilities, will be capable of achieving the quality parameters of PureFive® resin on a consistent basis to achieve profitability on a commercial scale. The Ironton Facility’s, or any of the Planned Facilities’, failure to consistently achieve the quality parameters for PureFive® resin

PureCycle Technologies, Inc.

at higher rates could impact PCT’s business, financial condition, results of operations and prospects if the possible shortfalls versus specification are not effectively remedied per contract.

Furthermore, the Thailand and Belgium Facilities are expected to be larger 130 million-pound per year Purification facilities and the Augusta Facility is planned to be PCT’s first scaled-up facility model, with an expected capacity of 300 million pounds per year. PCT is currently working on engineering for the Thailand Facility and Belgium Facility, and pre-engineering for the design and installation of the scaled-up Purification facility at the Augusta Facility, and there is no guarantee that these efforts will be successful. If the Thailand Facility and Belgium Facility are not completed and operational, and the Augusta Facility fails to achieve the expected efficiencies, including across the construction and permitting processes, as well as fails to reduce average capital expenditures per plant and reduce overall operating costs, PCT’s business, financial condition, results of operations and prospects could be materially adversely impacted.

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

PCT’s ability to procure a sufficient quantity and quality of post-industrial and post-consumer waste that contains high levels of polypropylene as feedstock is dependent upon certain factors outside of PCT’s control, including, but not limited to:

•
changes to pricing levels for waste polypropylene, recycled polypropylene and non-recycled polypropylene;
•
shortages in supply or reductions in available volumes due to seasonal, regional or market-driven factors;
•
logistics and transportation constraints, including the cost and availability of transportation infrastructure necessary to move feedstock from collection points to PCT’s facilities;
•
competition from other buyers of waste polypropylene, including mechanical recyclers, other advanced recyclers and virgin resin producers seeking to meet recycled-content commitments, which may reduce the volume available to PCT or increase procurement costs;
•
regional availability and collection infrastructure limitations, particularly in Asia where post-consumer polypropylene collection rates are low or collection infrastructure is underdeveloped;
•
interruptions affecting suppliers, including those due to operational restraints, industrial relations, transportation difficulties, accidents or natural disasters; and
•
the introduction of new laws or regulations that may make access to waste polypropylene more difficult or expensive.

PureCycle Technologies, Inc.

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

There is no guarantee the “Feedstock+” pricing model will be successful or adopted broadly across PCT’s offtake agreements. For those agreements where selling prices remain linked to virgin polypropylene price indices, PCT’s feedstock, PreP, energy, logistics and plant costs may not move commensurately, which may result in margin compression or elimination in low oil price environments.

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

PureCycle Technologies, Inc.

price or procure feedstock above the secondary materials markets pricing index, PCT’s business, financial condition, and results of operations and prospects could be materially adversely impacted.

PCT’s legacy strategic partnership agreements and certain offtake arrangements use pricing formulas that reference the price of virgin polypropylene resin, which is itself correlated to the price of crude oil and natural gas feedstocks. In periods of low or declining crude oil prices, the price of virgin polypropylene may fall significantly, which would reduce the index-linked selling price of PureFive® resin under such agreements. However, PCT’s costs, including feedstock procurement costs, PreP operating costs, energy costs, logistics costs and fixed plant operating costs, may not decline commensurately with the price of virgin polypropylene, as these costs are driven by different market dynamics. As a result, in low oil price environments, PCT may face a significant mismatch between its selling prices and its cost of production, which could compress or eliminate its operating margins, impair its ability to service its debt obligations and have a material adverse effect on PCT’s business, financial condition, results of operations and prospects. Conversely, in high feedstock cost environments, PCT’s Feedstock+ pricing model is designed to pass through feedstock cost increases to customers, but there is no guarantee that customers will accept such pass-throughs or that the model will function as intended across all market conditions.

PCT is subject to many hazards and operational risks at its manufacturing facility that can result in potential injury to individuals, disrupt its business, and subject PCT to liability and increased costs, any of which could have a material adverse effect on PCT’s business, financial condition and results of operations.

PCT’s processes involve the controlled use of chemicals, including flammable and combustible solvents operated under elevated pressures and temperatures that are potentially hazardous. As a result, PCT’s operations are subject to various industrial risks including:

•
fires and explosions arising from the handling, storage or release of flammable solvents or other combustible materials;
•
uncontrolled releases or discharges of solvents, or process gases, including emissions to air, discharges to water and releases to soil;
•
wastewater generation and disposal challenges, including the management of liquid waste streams; and
•
dangers resulting from confined operating spaces, equipment failures and maintenance activities.

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

PCT has agreed to one or more strategic partnership term sheets to enter into offtake agreements with a term of 20 years, whereby PCT guarantees the PureFive® resin products to meet specific criteria for color and opacity. There

PureCycle Technologies, Inc.

is no odor specification in the offtake agreements. Any modifications to the strategic partnership term sheets may require corresponding amendments to PCT’s executed offtake agreements for the Ironton Facility and the Planned Facilities. Pursuant to the strategic partnership term sheets and PCT’s executed offtake agreements, PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, the customer’s internal policies, and technical, safety, and other qualifications for PureFive® resin use in the customer’s products. The inability of PCT to provide product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects. The premium pricing depicted in recent offtake agreements may also adversely affect the acquisition of new customers. Furthermore, future market trends for recycled product, changes in brand owner strategies and changes in consumer preferences for circular or low carbon footprint products could reduce PCT’s customer’s demand for PureFive® resin, which would be likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.

Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.

PCT expects the price of its PureFive® resin will command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin polypropylene, but there is no guarantee of this result. While most offtake agreements have been executed using the Feedstock + pricing model, certain of PCT’s legacy strategic partnership agreements’ pricing formulas for PureFive® resin use a pricing formula based on fixed and index pricing using historical and forecast pricing for virgin resin produced from fossil fuels. If PCT is unable to modify the legacy terms to a Feedstock+ pricing, or should the modeled index price for virgin resin be materially lower than the cost to produce PureFive® resin from waste polypropylene feedstock, PCT would have to absorb the cost difference between virgin resin and PureFive® resin production for those customers, and PCT’s business, financial condition, liquidity, results of operations and prospects may be materially adversely impacted.

Competition could reduce demand for PCT’s products or negatively affect PCT’s sales mix or price realization, and failure to compete effectively could materially and adversely affect PCT’s business, financial condition, results of operations and prospects.

PCT operates in a competitive global market for polypropylene sources — both virgin and recycled polypropylene. PCT faces, or may in the future face, competition from:

•
integrated petrochemical producers and resin manufacturers, which have significant scale, established customer relationships, extensive distribution networks and substantial financial and technical resources, and which may develop or acquire recycled polypropylene capabilities or offer virgin polypropylene at prices that make PureFive® resin less economically attractive;
•
mechanical recyclers of polypropylene, which offer lower-cost recycled polypropylene that, while of lower quality than PureFive® resin, may be sufficient for certain limited applications and may be preferred by cost-sensitive customers or in jurisdictions where recycled-content requirements do not mandate chemically recycled material;
•
other advanced recyclers utilizing chemical depolymerization, dissolution, pyrolysis or other technologies to produce recycled polypropylene or polypropylene substitutes, some of which may benefit from greater financial, technical or operational resources than PCT and are otherwise acceptable uses under current or future regulations; and
•
customers’ internal circularity platforms, whereby brand owners and manufacturers develop or invest in their own recycled polypropylene supply chains, potentially reducing their reliance on third-party suppliers such as PCT.

Competitors or new entrants might develop new products or technologies that compete with PCT and its proprietary Technology. PCT cannot predict changes that might affect its competitiveness or whether existing competitors or new entrants might develop products that reduce demand for PCT’s PureFive® resin products. Any of these competitive developments could reduce demand for PureFive® resin, exert downward pressure on pricing, impair PCT’s ability to

PureCycle Technologies, Inc.

attract and retain customers, and have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

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

Delays in direct customer commercial sales and customer qualification and application-conversion may adversely impact PCT’s financial results.

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

Additionally, while PCT has entered into offtake agreements and strategic partnerships with a number of brand owners and manufacturers, the realization of commercial sales volumes is dependent on a customer-by-customer, application-by-application qualification process that is distinct from, and in addition to, the execution of an offtake agreement. Many customers independently evaluate and qualify PureFive® resin for use in each specific application, which typically involves:

•
laboratory and pilot-scale testing of PureFive® resin against the customer’s internal material specifications;
•
regulatory and compliance review, including assessment of applicable food-contact, product safety, chemical substance and other regulatory requirements in the relevant jurisdiction; and
•
production trials and validation runs at the customer’s manufacturing facilities to confirm that PureFive® resin performs as expected in the customer’s specific processing equipment and end-use application.

This qualification process can be lengthy, resource-intensive and uncertain in outcome, and there is no guarantee that any particular customer will successfully qualify PureFive® resin for any particular application, or that qualification for one application will result in qualification for other applications within the same customer. Delays in, or failures to complete, customer qualification processes could result in offtake agreements generating little or no actual purchase volume, could delay PCT’s ability to generate meaningful commercial revenues, and could have a material adverse effect on PCT’s business, financial condition, results of operations and prospects.

Risks Related to Regulatory Developments

PCT may not be able to meet applicable regulatory requirements for the use of PCT’s PureFive® resin in food-grade applications, which are feedstock-specific, jurisdiction-specific and application-specific, and, even if

PureCycle Technologies, Inc.

the requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to the PureFive® resin and PCT’s facilities will be time-consuming and costly.

The use of PureFive® resin in food-grade applications is subject to regulation by the U.S. Food and Drug Administration (the “FDA”). In order for the PureFive® resin to be used in food-grade applications, PCT may request one or more Letters of No Objection (“LNOs”) from the FDA.

The Company has received LNOs from the FDA that allow the Company’s purified product to be used for all food types per the FDA’s Conditions of Use listed and per all applicable authorizations in the food-contact regulations listed in the 21 CFR (Code of Federal Regulations, Title 21).

The process for obtaining further LNOs will include FDA evaluation of the PCT Purification process and the Technology. Each LNO is feedstock-specific, jurisdiction-specific and application-specific, meaning that any change in the source, type, or composition of feedstock used in the PCT process, or any expansion into new food-contact applications will require separate LNO submissions and independent FDA evaluation. All LNOs require that feedstock used in the PCT process should comply with all applicable authorizations, including 21 CFR 174.5—General provisions applicable to indirect food additives, and may be impacted by evolving FDA expectations. The Company is conducting additional testing and plans to make further LNO submissions. In addition, as needed, individual surrogate challenge testing and migration studies will be conducted to simulate articles in contact with food.

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

The use of PureFive® resin will also be subject to foreign regulatory schemes in Europe and Asia, including, but not limited to, the European Commission (the “EC”), the European Food Safety Authority (the “EFSA”), the Federal Agency for the Safety of the Food Chain (the “FASFC”) in Belgium, the Association of Southeast Asian Nations (the “ASEAN”), and the Thai Food and Drug Administration (the “TFDA”) in Thailand. The European Union (the “EU”) has a general framework of rules for clearing and marketing food packaging materials through a positive list system as well as specific rules for recycled plastics. PCT is currently advancing the authorization process in Europe and hopes to receive the final authorizations in 2026.

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

The various regulatory schemes applicable to PCT’s PureFive® resin will continue to apply following initial approval. Monitoring regulatory changes and ensuring the Company’s ongoing compliance with applicable requirements is time-consuming and may affect PCT’s business, financial condition, results of operation and prospects. If PCT fails to comply with such requirements on an ongoing basis, PCT may be subject to fines or other penalties, or may be prevented from selling PureFive® resin products, and PCT’s business, financial condition, results of operation and prospects may be harmed.

PureCycle Technologies, Inc.

Legislative, regulatory or judicial developments could affect PCT’s business, financial condition, results of operations and prospects.

PCT’s activities and plants are subject to extensive air, water and other environmental and workplace safety laws and regulations at the federal and state level. In addition, PCT will be subject to additional regulatory regimes upon expanding to new regions, including foreign regulatory authorities in the EU, such as the EC, the EFSA, and the FASFC, foreign regulatory authorities in the ASEAN such as the TFDA, and similar regulatory authorities. Some of these laws require or may require PCT to operate under a number of environmental permits. These laws, regulations and permits can often require pollution control equipment or operational changes to limit actual or potential impacts to the environment. These laws, regulations and permit conditions evolve in time and may become more difficult to comply with. A violation of these laws, regulations or permit conditions could result in substantial fines, damages, criminal sanctions, permit revocations and/or a plant shutdown. PCT has experienced, and may in the future experience, violations of applicable environmental laws, regulations or permit conditions, including with respect to wastewater generation and disposal to the extent applicable. PCT cannot provide assurance that it will not face further regulatory scrutiny, additional citations, or enforcement action in connection with these or other violations, or that any such action will not result in substantial fines, damages, criminal sanctions, permit revocations and/or a plant shutdown.

In addition, proposals relating to recycling or recycling content and prohibitions on certain types of plastic products have been introduced and/or adopted in various jurisdictions, and it is anticipated that similar legislation or regulations may be proposed in the future at federal, state, and local levels, both within the U.S. and elsewhere. There is a risk that PureFive® resin may not qualify as recycled content or post-consumer recycled content under one or more applicable state laws, federal regulations, customer sustainability programs or third-party certification schemes, whether due to the nature of PCT’s purification process or evolving interpretations of applicable standards. If PureFive® resin is determined not to qualify as recycled content or post-consumer recycled content under standards that are material to PCT’s customers, demand for PureFive® resin could be materially reduced, customers may seek alternative suppliers or materials, and PCT’s business, financial condition, results of operations and prospects could be materially adversely affected.

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

PureCycle Technologies, Inc.

Risks Related to PCT's Common Stock

PCT’s revenues, results of operations and cash utilization may fluctuate significantly from period to period.

As PCT advances its commercial operations, its revenues, results of operations and/or cash utilization may be subject to significant quarterly fluctuations. This variability can result from a number of factors that are difficult to predict and that are in many cases outside of PCT’s control, including: customer qualification and sales cycle timing; order and shipment timing, which may be impacted by production schedules, logistics constraints, and customer-specific arrangements; production and operation constraints, due to mechanical challenges or otherwise; and fixed cost structure relative to variable revenues. As a consequence of these factors, PCT’s revenues, operating results, and cash flows may vary materially from quarter to quarter. Such variability could make it difficult for PCT to accurately forecast its revenues, meet financial obligations as they become due, and maintain compliance with financial covenants under its debt agreements, and could adversely affect PCT’s business, financial condition, results of operations and prospects.

In addition, as PCT continues to ramp production at the Ironton Facility and expand commercial shipments to customers over the coming periods, PCT operating results and cash utilization could differ materially from analysts’ and/or investors’ expectations. The Company believes the trading market for PCT Common Stock may be influenced by the research and reports that industry or securities analysts publish about PCT. If one or more of the analysts who cover PCT downgrade PCT’s Common Stock or publish unfavorable research, or if PCT operating results or cash utilization do not meet their or investors’ expectations, PCT’s stock price could decline.

Certain current and former stockholders of PCT have the right to elect a certain number of directors to PCT’s board of directors (the “Board”).

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

Furthermore, pursuant to the board representation agreement, dated March 7, 2022, between PCT and Sylebra, Sylebra has been granted the right to designate (i) one person to be nominated for election to the Board so long as Sylebra, together with its affiliates, beneficially owns at least 10.0% of the Company’s Common Stock, and (ii) two persons to be nominated for election to the Board so long as Sylebra together with its affiliates beneficially owns at least 15.0% of the Company’s Common Stock, subject to certain exceptions, including that Sylebra together with its affiliates will not be entitled to designate more than two nominees. Accordingly, Sylebra is currently entitled to designate two directors for nomination, and has designated Daniel Gibson and Valerie Mars to serve on the Board.

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

PureCycle Technologies, Inc.

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

Conversion of the Green Convertible Notes and the Convertible Preferred Shares (as defined below) may dilute the ownership interest of holders of the Company’s Common Stock or may otherwise depress the price of the Company’s Common Stock.

The conversion of some or all of the remaining $34.0 million in aggregate principal amount at maturity of the Green Convertible Notes (as of June 30, 2026) or the Series B Convertible Perpetual Preferred Stock issued to certain investors pursuant to binding subscription agreements entered into on June 16, 2025 (the “Convertible Preferred Shares”) may dilute the ownership interests of holders of the Company's Common Stock.

Upon conversion of the Green Convertible Notes, PCT has the option to pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. If PCT elects to settle the conversion obligation in shares of Common Stock or a combination of cash and shares of Common Stock, any sales in the public market of Common Stock issuable upon such conversion could adversely affect prevailing market prices of Common Stock. In addition, the existence of the Green Convertible Notes may encourage short selling by market participants because the conversion of the Green Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Green Convertible Notes into shares of Common Stock could depress the price of Common Stock. Holders of the Convertible Preferred Shares may elect to convert such Convertible Preferred Shares into shares of Common Stock at any time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its Common Stock for the second quarter of 2026:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	10,837	$5.42	—	$—
May 1 to May 31	11,403	11.81	—	—
June 1 to June 30	—	—	—	—
Total	22,240	$8.70	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units.

PureCycle Technologies, Inc.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2026.

PureCycle Technologies, Inc.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
1.1

Underwriting Agreement, dated as of June 10, 2026, by and between PureCycle Technologies, Inc. and Morgan Stanley & Co. LLC, as representative of the underwriters named therein, with respect to the Notes Offering (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on June 15, 2026)†

1.2

Underwriting Agreement, dated as of June 10, 2026, by and between PureCycle Technologies, Inc. and Morgan Stanley & Co. LLC, as representative of the underwriters named therein, with respect to the Equity Offering (incorporated herein by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed on June 15, 2026)†

2.1

Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies LLC. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended) †

3.1

Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Declassify the Board of Directors (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Incorporate Certain Other Changes (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.4

Certificate of Designations of Series A Preferred Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2024)

3.5

Certificate of Designations of Series B Convertible Perpetual Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 23, 2025)

3.6	Second Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023)
4.1

Indenture, dated as of June 15, 2026, between PureCycle Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2026)

4.2

First Supplemental Indenture, dated as of June 15, 2026, between PureCycle Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 15, 2026)

4.3	Form of 4.75% Convertible Senior Note due 2032 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 15, 2026)
10.1

Eleventh Amendment to Credit Agreement, dated as of June 10, 2026, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC, PureCycle Technologies Holdings Corp., PureCycle Augusta, LLC and PureCycle (Thailand) Company Limited, as Guarantors, Sylebra Capital Partners Master Fund, LTD, Sylebra Capital Parc Master Fund, and Sylebra Capital Menlo Master Fund, the Lenders, and Kroll Trustee Services (HK) Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2026)

10.2	Form of Repurchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2026)

PureCycle Technologies, Inc.

Exhibit Number	Description of Exhibit
31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2026*
31.2	Rule 13a – 14(a) Certification by Donald Carpenter, Chief Financial Officer, for the quarter ended June 30, 2026*
32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended June 30, 2026^
32.2	Section 1350 Certification by Donald Carpenter, Chief Financial Officer, for the quarter ended June 30, 2026^
101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025.
(iii) Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity for the Three and Six Months Ended June 30, 2026 and 2025.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025.
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

Date: August 6, 2026