Form 10-Q
period 2026-09-30
PureCycle Technologies, Inc.
filed 2026-11-04
CIK 1830033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, there were approximately 201,002,081 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

PureCycle Technologies, Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	3
Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	4
Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2026 and 2025 (Unaudited)	7
Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	47
Item 4. Controls and Procedures.	47

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	48
Item 1A. Risk Factors.	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	63
Item 5. Other Information.	64
Item 6. Exhibits.	65

SIGNATURES	67

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,041	$156,694
Available-for-sale investments	71,369	13,631
Restricted cash – current	3,147	1,984
Accounts receivable, net	4,140	2,007
Inventory	20,212	13,824
Prepaid expenses and other current assets	9,657	9,877
Total current assets	217,566	198,017
NONCURRENT ASSETS
Restricted cash – noncurrent	9,481	9,356
Operating lease right-of-use assets	64,415	54,226
Property, plant and equipment, net	662,032	657,752
Prepaid expenses and other noncurrent assets	2,965	3,315
TOTAL ASSETS	$956,459	$922,666

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,956	$9,247
Accrued expenses and other current liabilities	21,415	42,815
Accrued interest	7,947	7,805
Current portion of warrant liability	13,327	13,682
Current portion of long-term debt	33,723	6,446
Current portion of related party bonds payable	7,830	7,570
Series A Preferred Stock liability	42,159	—
Total current liabilities	136,357	87,565
NONCURRENT LIABILITIES
Deferred revenue	5,000	5,000
Long-term debt, less current portion	310,133	263,355
Related party bonds payable, less current portion	83,701	86,343
Warrant liability, less current portion	16,446	45,149
Operating lease right-of-use liabilities	62,418	52,350
Series A Preferred Stock liability	—	29,606
Other noncurrent liabilities	2,697	2,710
TOTAL LIABILITIES	616,752	572,078

COMMITMENTS AND CONTINGENCIES (NOTE 10)

MEZZANINE EQUITY
Series B Convertible Perpetual Preferred Stock - $0.001 par value, 300 shares issued and outstanding as of September 30, 2026 and December 31, 2025	321,213	304,701

STOCKHOLDERS' EQUITY
Common Stock - $0.001 par value, 450,000 shares authorized; 200,995 and 180,281 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	201	180
Additional paid-in capital	1,003,680	861,953
Accumulated other comprehensive loss	(654)	(305)
Accumulated deficit	(984,733)	(815,941)
TOTAL STOCKHOLDERS' EQUITY	18,494	45,887
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$956,459	$922,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues	$2,349	$2,430	$10,988	$5,660
Operating expenses
Cost of operations	30,762	27,224	96,976	81,246
Research and development	1,265	1,471	4,234	4,432
Selling, general and administrative	7,781	12,668	30,366	42,234
Total operating costs and expenses	39,808	41,363	131,576	127,912
Operating loss	(37,459)	(38,933)	(120,588)	(122,252)
Other expense/(income)
Interest expense	14,763	16,235	45,538	48,939
Interest income	(1,969)	(2,850)	(4,343)	(3,850)
Change in fair value of warrants	(58,553)	(23,745)	(29,058)	1,881
Loss on extinguishment of debt	—	—	34,541	—
Other expense/(income), net	1,432	(203)	1,526	(5,444)
Total other (income)/expense	(44,327)	(10,563)	48,204	41,526
Net income/(loss)	$6,868	$(28,370)	$(168,792)	$(163,778)

Earnings/(Loss) per share
Basic	$0.00	$(0.19)	$(0.98)	$(0.95)
Diluted	$0.00	$(0.31)	$(0.98)	$(1.07)
Weighted average common shares
Basic	200,924	180,069	188,622	179,024
Diluted	201,244	184,551	188,622	180,518

Other comprehensive loss
Cumulative translation adjustment	$(6)	$(20)	$(314)	$(329)
Unrealized loss on available-for-sale investments	(16)	—	(35)	—
Total comprehensive income/(loss)	$6,846	$(28,390)	$(169,141)	$(164,107)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three and Nine Months Ended September 30, 2026
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	300	$304,701	180,281	$180	$861,953	$(305)	$(815,941)	$45,887
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	5,313	—	—	(5,313)	—	—	(5,313)
Redemption of Series B Convertible Perpetual Preferred Stock	—	(10)	1	—	10	—	—	10
Warrants exercised	—	—	20	—	230	—	—	230
Share repurchase	—	—	(295)	—	(2,223)	—	—	(2,223)
Equity-based compensation	—	—	834	1	2,543	—	—	2,544
Unrealized loss on available for sale debt securities	—	—	—	—	—	(16)	—	(16)
Cumulative translation adjustment	—	—	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	—	—	(33,441)	(33,441)
Balance, March 31, 2026	300	310,004	180,841	181	857,200	(575)	(849,382)	7,424
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	5,526	—	—	(5,526)	—	—	(5,526)
Issuance of Common Stock	—	—	19,854	20	153,893	—	—	153,913
Warrants exercised	—	—	1	—	13	—	—	13
Share repurchase	—	—	(22)	—	(295)	—	—	(295)
Equity-based compensation	—	—	191	—	1,962	—	—	1,962
Exercise of stock options	—	—	40	—	287	—	—	287
Unrealized loss on available for sale debt securities	—	—	—	—	—	(3)	—	(3)
Cumulative translation adjustment	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(142,219)	(142,219)
Balance, June 30, 2026	300	315,530	200,905	201	1,007,534	(632)	(991,601)	15,502
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	5,683	—	—	(5,683)	—	—	(5,683)
Issuance of Common Stock	—	—	—	—	5	—	—	5
Share repurchase	—	—	(53)	—	(279)	—	—	(279)
Equity-based compensation	—	—	143	—	2,103	—	—	2,103
Unrealized loss on available for sale debt securities	—	—	—	—	—	(16)	—	(16)
Cumulative translation adjustment	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	—	6,868	6,868
Balance, September 30, 2026	300	$321,213	200,995	$201	$1,003,680	$(654)	$(984,733)	$18,494

	For the Three and Nine Months Ended September 30, 2025
	Mezzanine Equity		Stockholders' Equity
	Series B Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	173,566	$174	$813,573	$78	$(633,376)	$180,449
Issuance of Common Stock	—	—	4,091	4	33,148	—	—	33,152
Warrants exercised	—	—	1,511	1	14,216	—	—	14,217
Share repurchase	—	—	(187)	—	(1,697)	—	—	(1,697)
Equity-based compensation	—	—	554	1	3,353	—	—	3,354
Cumulative translation adjustment	—	—	—	—	—	(94)	—	(94)
Net income	—	—	—	—	—	—	8,832	8,832
Balance, March 31, 2025	—	—	179,535	180	862,593	(16)	(624,544)	238,213
Issuance of Series B Convertible Perpetual Preferred Stock	300	293,475	—	—	—	—	—	—
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	583	—	—	(583)	—	—	(583)
Issuance of Common Stock	—	—	—	—	155	—	—	155
Share repurchase	—	—	(105)	—	(1,103)	—	—	(1,103)
Equity-based compensation	—	—	406	—	6,411	—	—	6,411
Reclassification of warrant liability to equity	—	—	—	—	233	—	—	233
Cumulative translation adjustment	—	—	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	—	—	(144,240)	(144,240)
Balance, June 30, 2025	300	294,058	179,836	180	867,706	(231)	(768,784)	98,871
Accrued dividends on Series B Convertible Perpetual Preferred Stock	—	5,344	—	—	(5,344)	—	—	(5,344)
Series B Convertible Perpetual Preferred Stock issuance costs	—	(98)	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	155	—	—	155
Warrants exercised	—	—	106	—	1,751	—	—	1,751
Share repurchase	—	—	(126)	—	(1,727)	—	—	(1,727)
Equity-based compensation	—	—	375	—	2,903	—	—	2,903
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(28,370)	(28,370)
Balance, September 30, 2025	300	$299,304	180,191	$180	$865,444	$(251)	$(797,154)	$68,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

PureCycle Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(168,792)	$(163,778)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	6,609	12,668
Change in fair value of warrants	(29,058)	1,881
Change in fair value of put option	2,256	(3,443)
Depreciation expense	22,200	21,875
Loss on disposal of equipment	426	3,765
Amortization of debt issuance costs and debt discounts	19,804	17,335
Loss on extinguishment of debt	34,541	—
Operating lease amortization expense	3,639	3,398
Other	(439)	938
Changes in operating assets and liabilities
Accounts receivable, net	(2,133)	(1,595)
Inventory	(6,388)	(3,539)
Prepaid expenses and other current assets	30	(878)
Prepaid expenses and other noncurrent assets	350	968
Accounts payable	634	(2,062)
Accrued expenses and other current liabilities	(8,783)	(578)
Accrued interest	3,387	1,820
Operating lease right-of-use liabilities	(3,247)	(2,827)
Net cash used in operating activities	(124,964)	(114,052)
Cash flows from investing activities
Purchase of property, plant and equipment	(42,039)	(27,504)
Purchase of debt securities, available for sale	(125,705)	—
Sale and maturity of available-for-sale investments	68,134	—
Net cash used in investing activities	(99,610)	(27,504)
Cash flows from financing activities
Proceeds from issuance of Series B Convertible Perpetual Preferred Stock	—	300,000
Proceeds from issuance of Common Stock	163,006	33,462
Proceeds from issuance of Convertible Senior Notes	287,500	—
Repurchase of Green Convertible Notes	(241,079)	—
Proceeds from issuance of revenue bonds to third parties	—	16,808
Proceeds from issuance of revenue bonds to related parties	—	10,063
Payments on related party revenue bonds	(3,720)	(535)
Proceeds from revolving credit facility and related party note payable	—	14,900
Payments on revolving credit facility and related party note payable	—	(14,900)
Proceeds from exercise and issuance of warrants	243	6,616
Payments on equipment financing	(4,027)	(7,663)
Stock and debt issuance costs	(19,577)	(7,624)
Payments to repurchase shares	(2,797)	(4,527)
Other financing activities	(1,340)	698
Net cash provided by financing activities	178,209	347,298
Net (decrease)/increase in cash and restricted cash	(46,365)	205,742
Cash and cash equivalents and restricted cash, beginning of period	168,034	41,511
Cash and cash equivalents and restricted cash, end of period	$121,669	$247,253
Supplemental disclosure of cash flow information
Operating activities
Interest paid during the period, net of capitalized interest	$22,353	$29,247
Non-cash investing activities
Additions to property, plant, and equipment in accounts payable and accrued expenses	9,267	13,466
Non-cash financing activities
PIK dividends on Series B Convertible Perpetual Preferred Stock	16,522	5,927
PIK interest on Series A Preferred Stock	3,245	3,005
Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$109,041	$234,359
Restricted cash - current	3,147	3,582
Restricted cash - noncurrent	9,481	9,312
Total cash and cash equivalents and restricted cash	$121,669	$247,253

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

The unaudited condensed consolidated financial statements should be read in conjunction with the information contained in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026.

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

Concentration of Revenue and Accounts Receivable

Three customers generated 60% of the Company's revenues during the three months ended September 30, 2026, and three customers generated 64% of the Company's revenues during the nine months ended September 30, 2026. Three customers comprised approximately 73% of the Company's accounts receivable as of September 30, 2026. Two customers generated 81% of the Company's revenues during the three months ended September 30, 2025, and four customers generated 83% of the Company's revenues during the nine months ended September 30, 2025. Two customers comprised 81% of the Company's accounts receivable as of December 31, 2025.

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

Segment Information

Under Accounting Standards Codification ("ASC") 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating segment, which encompasses integrated business activities related to the recycling of polypropylene into resin pellets. To date, the Company has limited operations and measures performance on a consolidated basis. Management has determined that the measure of segment performance determined most in accordance with U.S. GAAP is consolidated net income or loss, as applicable. The Company’s Condensed Consolidated Statements of Comprehensive Income/(Loss) includes the significant expense categories provided to

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

the CODM on a consolidated basis, and the CODM does not review significant classifications of expenses outside of those shown on the Condensed Consolidated Statements of Comprehensive Income/(Loss). The CODM primarily reviews certain operating key performance indicators for evaluating performance and allocating resources.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505) - Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock to provide authoritative guidance on how an issuer should initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock. The amendments do not affect an entity's determination of when to recognize PIK dividends. The amendments in this update require that PIK dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. For example, if the preferred stock agreement specifies that PIK dividends are calculated by multiplying the PIK dividend rate by the liquidation value of the preferred stock outstanding, an entity should initially measure the PIK dividend at that amount. The liquidation value (or liquidation preference) of the preferred stock is typically defined by the preferred stock agreement and specifies the value of the preferred stock upon the occurrence of a liquidation event (such as the entity becoming insolvent). When preferred stock is not issued at a discount or premium, the liquidation value upon initial issuance is typically the same as the original issuance price of the preferred stock. The amendments to this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The amendments to this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on its financial statements.

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

PCT purchased $0.3 million of certain chemicals used in its purification process from Milliken during both the three months ended September 30, 2026 and 2025, and $0.6 million and $0.8 million during the nine months ended September 30, 2026 and 2025, respectively.

PCT currently has a $200.0 million Revolving Credit Facility (as defined below) pursuant to a credit agreement with Sylebra, as described in Note 8 - Long-Term Debt and Bonds Payable. PCT is required to pay a commitment fee equal to 0.25% per annum based on the actual daily unused amount of the Revolving Credit Facility, payable quarterly. The Company incurred commitment fees to Sylebra on the unused borrowing capacity of $0.1 million during both of the three months ended September 30, 2026 and 2025, and $0.4 million during both the nine months ended September 30, 2026 and 2025.

On June 10, 2026, the Company executed an amendment to the Revolving Credit Agreement to, among other things, (i) permit the Convertible Senior Notes Offering (as defined below and described in more detail in Note 8 - Long-Term Debt and Bonds Payable) and the 2026 Common Stock Offering (as defined below and described in more detail in Note 11 - Mezzanine Equity and Stockholders' Equity) and (ii) remove as secured obligations certain obligations in respect of the Company’s Series A Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), Series C Warrants and Pre-Funded Warrants, in each case, owned by Sylebra Capital Management and/or its affiliates. On August 28, 2026, the Company entered into the Twelfth Amendment to the Revolving Credit Agreement (as defined in Note 8 - Long-Term Debt and Bonds Payable), which extended the maturity date of the Revolving Credit Facility from September 30, 2027 to September 30, 2028. The Company incurred $1.0 million in fees for this amendment.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

During the three and nine months ended September 30, 2026, the Company issued 2,161 shares of its Series A Preferred Stock to Sylebra for in-kind payment of dividends on the instruments.

The table below summarizes the related party balances and transactions reflected in the condensed consolidated financial statements as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
	Sylebra	Pure Plastic	Longview	Glockner	Sylebra	Samlyn (1)	Pure Plastic	Longview	Glockner
Debt Instruments (dollars in thousands)
Related Party Bonds Payable (Note 8)	$785	$109,905	$—	$—	$785	$3,900	$113,625	$—	$—

Preferred stock and warrants (shares in thousands)
Series A Preferred Stock (Note 11)	29	—	—	—	27	27	—	—	—
Series B Convertible Perpetual Preferred Stock (Note 11)	40	—	5	—	40	50	—	5	—
Series A Warrants (Note 13)	10,250	—	1,071	614	10,250	2,857	—	1,071	614
Series B Warrants (Note 13)	—	3,064	—	—	—	—	3,064	—	—
Series C Warrants (Note 13)	2,500	—	—	—	2,500	2,500	—	—	—

__________

(1) During June 2026, Samlyn reduced its ownership in the Company and is no longer considered to be a related party.

NOTE 4 - AVAILABLE-FOR-SALE INVESTMENTS

The Company classifies its investments in debt securities as available-for-sale. Available-for-sale investments were comprised of highly-liquid investments with minimum “A” rated securities and, as of September 30, 2026, consisted of corporate entity debt securities and U.S. Treasury securities and, as of December 31, 2025, consisted of corporate entity debt securities. The securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income/(Loss).

The following tables represent the Company’s available-for-sale investments due within one year by major security type as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Losses	Total Fair Value
Corporate Debt Securities	$61,398	$(28)	$61,370
U.S. Treasury Securities	10,002	(3)	9,999
Total	$71,400	$(31)	$71,369

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Total Fair Value
Corporate Debt Securities	$13,627	$4	$13,631
U.S. Treasury Securities	—	—	—
Total	$13,627	$4	$13,631

The Company reviews available-for-sale investments for impairment loss periodically. During the three and nine months ended September 30, 2026, the Company did not recognize any impairment losses. The fair value for U.S. Treasury Securities is based on quoted market prices for identical assets and is classified as Level 1 in the fair value hierarchy. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2 in the fair value hierarchy. Refer to Note 14 - Fair Value of Financial Instruments for further information.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 5 - INVENTORY

The Company's inventory is comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$9,651	$4,925
Work in process	1,725	561
Finished goods	3,200	3,884
Spare parts and other	5,636	4,454
Total inventory	$20,212	$13,824

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Presented in the table below are the major classes of property, plant and equipment by category as of the below dates:

(dollars in thousands)	Estimated Useful Life (Years)	September 30, 2026	December 31, 2025
Buildings	10 - 40	$84,846	$84,757
Machinery and equipment	3 - 30	412,400	386,572
Leasehold improvements	2 - 15	4,847	4,829
Fixtures and furnishings	5 - 7	764	764
Land improvements	15 - 20	267	150
Land	Indefinite	1,150	1,150
Construction in progress	N/A	263,590	263,371
Total property, plant and equipment at cost		767,864	741,593
Less: Accumulated depreciation		(105,832)	(83,841)
Property, plant, and equipment, net		$662,032	$657,752

Depreciation expense is recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of operations	$6,817	$6,457	$20,057	$19,429
Research and development	612	773	2,069	2,320
Selling, general and administrative	25	32	74	126
Total depreciation expense	$7,454	$7,262	$22,200	$21,875

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities are comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued purchases	$13,672	$37,170
Accrued lease obligations	3,973	3,061
Employee-related costs	1,281	2,234
Put option liability	2,256	—
Other	233	350
Total accrued expenses and other current liabilities	$21,415	$42,815

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 8 - LONG-TERM DEBT AND BONDS PAYABLE

The Company’s debt balances, including related party debt, consist of the following at September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Long-term Debt
Convertible Senior Notes	$287,500	$—
Green Convertible Notes	33,970	250,000
Revenue Bonds	35,800	31,900
Other debt	1,103	6,746
	358,373	288,646
Less: Original issue discount and debt issuance costs	(14,517)	(18,845)
Less: Current portion	(33,723)	(6,446)
Long-term debt, less current portion	$310,133	$263,355

Related Party Bonds Payable
Revenue Bonds due to related party	110,690	118,310
Less: Original issue discount and debt issuance costs	(19,159)	(24,397)
Less: Current portion	(7,830)	(7,570)
Related party debt, less current portion	$83,701	$86,343

Sylebra Line of Credit, $200.0 million borrowing capacity remaining	$—	$—

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

Holders of the Convertible Senior Notes may convert all or any portion of their notes at their option at any time prior to the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election. The conversion rate will initially be 90.2242 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.08 per share of Common Stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, following certain corporate events described in the Convertible Senior Indenture that occur prior to the maturity date, or upon the issuance of a notice of redemption (as described below), the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or elects to convert its notes called (or deemed called) for optional redemption during the related redemption period, as the case may be.

The Company may not redeem the Convertible Senior Notes prior to July 6, 2029. The Company may redeem for cash all or any portion of the Convertible Senior Notes (subject to certain limitations specified in the Convertible Senior

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

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

The Convertible Senior Indenture includes customary covenants and sets forth certain events of default after which the Convertible Senior Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Convertible Senior Notes become automatically due and payable. The events of default, as set forth in the Convertible Senior Indenture and subject in certain cases to customary grace and cure periods, include customary events including a default in the payment of principal or interest, failure to comply with the obligation to deliver amounts due upon conversion, failure to give certain notices, failure to comply with the obligations in respect of certain merger transactions, failure to comply with certain other covenants, defaults under certain other indebtedness and judgments and certain events of bankruptcy and insolvency. As of September 30, 2026, the Company was in compliance with all covenants under the Convertible Senior Notes.

The following provides a summary of the interest expense of the Company's Convertible Senior Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except interest rate)	2026	2025	2026	2025
Contractual interest expense	$3,414	$—	$3,983	$—
Amortization of deferred financing costs	514	—	598	—
Effective interest rate	5.6%	—%	5.6%	—%

The following provides a summary of balances related to the Company's Convertible Senior Notes included in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2026	December 31, 2025
Unamortized deferred financing costs and deferred issuance costs	$8,850	$—
Net carrying amount	278,650	—

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

Holders of the Green Convertible Notes may convert all or any portion of their Green Convertible Notes at their option at any time prior to maturity at an initial conversion rate of 67.4764 shares of Common Stock per $1,000 principal amount at maturity of the Green Convertible Notes (equivalent to an initial conversion price of approximately $14.82 per share of Common Stock), subject to adjustment. The Company may settle conversions in cash, shares of its Common Stock, or a combination thereof, at the Company's option. There were no conversions during the three and nine months ended September 30, 2026, and there were no changes to the conversion rate during the periods.

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

On June 15, 2026, concurrently with the closing of the Convertible Senior Notes as described above, the Company repurchased $216.0 million in aggregate principal amount at maturity of the Green Convertible Notes in privately negotiated transactions for aggregate cash consideration of approximately $246.3 million, including accrued and unpaid interest. Included in the repurchases described above, the Company repurchased $50.0 million in aggregate principal amount at maturity of the Green Convertible Notes held by entities affiliated with Daniel Gibson and Sylebra for aggregate cash consideration of approximately $57.0 million, including accrued and unpaid interest. The Company accounted for the repurchases as an extinguishment of debt in accordance with ASC 405-20, as the conditions were met for liability extinguishment accounting. As a result of the repurchases, the Company recognized a loss on extinguishment of debt of $34.5 million during the three months ended June 30, 2026, which is included in loss on extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Income/(Loss). The loss represents the excess of the aggregate cash consideration paid over the net carrying amount of the repurchased Green Convertible Notes, including the write-off of the proportionate unamortized original issue discount and debt issuance costs attributable to the repurchased principal.

As of September 30, 2026, $34.0 million in aggregate principal amount at maturity of the Green Convertible Notes remained outstanding. The indenture, dated August 24, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee, governing the Green Convertible Notes includes customary covenants and events of default, after which the Green Convertible Notes may be declared immediately due and payable. The Green Convertible Notes are classified as current as of September 30, 2026 because the holders’ right to require the Company to repurchase the notes on August 15, 2027 is within twelve months of the balance sheet date.

As of September 30, 2026, the Company was in compliance with all covenants under the Indenture.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following provides a summary of the interest expense of the Company's Green Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except interest rate)	2026	2025	2026	2025
Contractual interest expense	$572	$4,531	$8,982	$13,594
Amortization of deferred financing costs	61	399	854	1,166
Amortization of original issue discount	233	1,537	3,285	4,485
Effective interest rate	11.2%	10.3%	11.2%	10.3%

The following provides a summary of balances related to the Company's Green Convertible Notes included in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2026	December 31, 2025
Unamortized deferred financing costs and deferred issuance costs	$1,150	$14,781
Net carrying amount	32,820	235,219

Revenue Bonds

In October 2020, the Southern Ohio Port Authority (“SOPA”) issued Revenue Bonds (as defined below) pursuant to an Indenture of Trust dated as of October 1, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture of Trust”), between SOPA and UMB Bank, N.A., as original trustee, and loaned the proceeds from the Revenue Bond sale to PureCycle: Ohio LLC (“PCO”), an Ohio limited liability company and indirect wholly-owned subsidiary of the Company, pursuant to a Loan Agreement dated as of October 1, 2020, between SOPA and PCO (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”). The proceeds are to be used, among other things, to acquire, construct and equip a portion of the Company's first commercial-scale recycling facility in Lawrence County, Ohio (the "Ironton Facility"). Effective July 9, 2026, pursuant to a Tri-Party Agreement among SOPA, UMB Bank, N.A., as prior trustee, and U.S. Bank Trust Company, National Association ("U.S. Bank"), as successor trustee, UMB Bank, N.A. was removed and U.S. Bank was appointed as trustee, paying agent and bond registrar under the Indenture of Trust. The change in trustee did not modify the terms of the Revenue Bonds. Capitalized terms used in this section but not defined have the meanings set forth in the Indenture of Trust or the Loan Agreement.

The Revenue Bonds were offered in three series (collectively referred to as “the Bonds” or the “Revenue Bonds”):

(A)
Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020A (“Series 2020A Bonds” or "Senior Bonds");
(B)
Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Tax-Exempt Series 2020B (“Series 2020B Bonds”); and
(C)
Subordinate Exempt Facility Revenue Bonds (PureCycle Project), Taxable Series 2020C (“Series 2020C Bonds”).

Bond Series	Term	Principal Amount (in thousands)	Outstanding as of September 30, 2026 (in thousands)	Interest Rate	Maturity Date
2020A	A2	$38,700	$35,365	6.50%	December 1, 2030
2020A	A3	168,480	92,845	7.00%	December 1, 2042
2020B	B2	10,000	9,050	10.00%	December 1, 2027
2020C	C1	10,000	9,230	13.00%	December 1, 2027
		$227,180	$146,490

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

In March 2024, PureCycle Technologies LLC ("PCT LLC"), a subsidiary of the Company, purchased 99% of the outstanding Revenue Bonds. PCT LLC has subsequently sold certain of these Revenue Bonds to various third and related parties.

During the nine months ended September 30, 2026, the Company did not sell any of its Senior Bonds. During the nine months ended September 30, 2025, the Company sold approximately $19.1 million in aggregate principal amount of its Senior Bonds to third parties at a price of $880 per $1,000 principal amount for gross proceeds of $16.8 million.

As of September 30, 2026, there were $75.6 million of outstanding Bonds that PCT LLC intends to, and has the ability to, re-market based on the need for additional liquidity.

The Revenue Bonds are recorded within long-term debt (current and noncurrent) and related party bonds payable (current and noncurrent) in the Condensed Consolidated Balance Sheets. The Company recognized $0.6 million of third-party interest expense during both the three months ended September 30, 2026 and 2025, and $1.7 million and $1.6 million during the nine months ended September 30, 2026 and 2025, respectively. As the Revenue Bond proceeds were used to construct the Company’s property, plant and equipment, the interest costs related to the tax-exempt portion of the Revenue Bonds have been capitalized within Property, Plant and Equipment. There was no interest cost capitalized during the nine months ended September 30, 2026 and 2025.

The following provides a summary of the Company's Revenue Bonds:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization of deferred financing costs	$66	$87	$205	$261
Amortization of original issue discount	1,488	1,861	4,580	5,524

(in thousands)	September 30, 2026	December 31, 2025
Unamortized deferred financing costs and deferred issuance costs	$23,676	$28,461
Net carrying amount	122,814	121,749

Revenue Bonds Sold to Related Parties

During the nine months ended September 30, 2026, the Company did not sell any of its Senior Bonds to related parties. During the nine months ended September 30, 2025, the Company sold $11.4 million in aggregate principal amount of its Senior Bonds to related parties at a purchase price of $880 per $1,000 principal amount for gross proceeds of $10.1 million.

The Company recognized interest expense on the related party bonds of $2.1 million and $2.3 million during the three months ended September 30, 2026 and 2025, respectively, and $6.5 million and $7.1 million during the nine months ended September 30, 2026 and 2025, respectively.

Sylebra Credit Facility

PCT has a $200.0 million revolving credit facility (the "Revolving Credit Facility") pursuant to a credit agreement (the "Revolving Credit Agreement") dated as of March 15, 2023 and amended from time to time, with PureCycle Technologies Holdings Corp., PCT LLC, PureCycle Augusta, LLC, and PureCycle (Thailand) Company Limited (collectively, the “Guarantors”), Sylebra Capital Partners Master Fund, LTD and Sylebra Capital Menlo Master Fund (collectively, the “Lenders”), and Kroll Trustee Services (HK) Limited (as Administrative Agent and Security Agent). The Lenders and their affiliates are greater than 5% beneficial owners of PCT. The Revolving Credit Facility matures on September 30, 2028.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

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

On June 10, 2026, the Company executed an amendment to the Revolving Credit Agreement to, among other things, (i) permit the Convertible Senior Notes Offering and the 2026 Common Stock Offering and (ii) remove as secured obligations certain obligations in respect of the Company’s Series A Preferred Stock, par value $0.001 per share, Series C Warrants and Pre-Funded Warrants, in each case, owned by Sylebra Capital Management and/or its affiliates.

On August 28, 2026, the Company entered into the Twelfth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2027 to September 30, 2028. The Company incurred $1.0 million in fees for this amendment.

There were no funds drawn on the Revolving Credit Facility as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

Principal repayments due on long-term debt and related party bonds payable over the next five years are as follows (in thousands):

Years Ending December 31,	Long-Term Debt	Related Party Bonds Payable
2026 (October through December)	$335	$3,850
2027 (1)	34,538	25,105
2028	100	7,710
2029	100	8,220
2030 (1)	287,500	8,760
2031	1,987	3,166
Thereafter	33,813	53,879
	358,373	110,690
Less: Original issue discount and debt issuance costs	(14,517)	(19,159)
Less: Current portion	(33,723)	(7,830)
Total	$310,133	$83,701

__________

(1) The Green Convertible Notes and the Convertible Senior Notes are presented in 2027 and 2030, respectively, the years in which holders may first require the Company to repurchase them for cash. Their contractual maturities are August 2030 and July 2032, respectively.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 9 - INCOME TAXES

The Company has determined that any net deferred tax assets are not more likely than not to be realized in the future, and a full valuation allowance is required. In addition, the Company has determined that any current forecasted operations would result in federal and state income tax losses that are also not more likely than not to be realized. As a result, the Company has no reported tax expense for each of the three and nine months ended September 30, 2026 and 2025.

Management has evaluated the Company’s tax positions and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements for the reported periods.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Thailand Facility Land Lease

The Company entered into a 30-year land lease agreement dated March 1, 2026 with IRPC Public Company Limited to lease property located in Rayong, Thailand where the Company will construct a new polypropylene recycling facility (the "Thailand Facility"). Payment is due annually on March 1st of each year except for in 2026, which was due before August 31st, starting at Baht 21.2 million per year (approximately $0.7 million USD), and increasing 10% every three years through the end of the lease. The Company recorded an initial right-of-use asset and corresponding lease liability of $14.5 million in connection with this lease.

Financial Assurance

The Company holds a surety bond in the amount of $8.0 million as of September 30, 2026 to provide financial assurance related to its performance under a certain vendor contract, which expires at the earlier of satisfaction of the obligation, termination of the related vendor contract, or December 31, 2026 (subject to renewal within one year).

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2026.

Winter Garden Lease Dispute

On November 20, 2024, the Company filed a complaint for declaratory relief in the Circuit Court for Orange County, Florida against Crown Industrial Partners, LLC (“Crown”), Case No. 2024-CA-010359, seeking the Court determine that Crown breached the eleven-year lease agreement for a planned Feed PreP facility in Winter Garden, Florida (“Lease”) by failing to repair, replace, and restore the utility and sewer lines for the property subject to the Lease and by hindering the Company’s performance under the Lease; that the frustration of purpose doctrine excuses the Company’s performance; and that the Lease is terminated or that the Company is entitled to receive an abatement of rent due to the lack of tenantability of the leased premises. On August 6, 2025, Crown filed an Answer and Counterclaim in which it seeks a declaration from the Court that the Company is in breach because the Lease imposes on the Company the responsibility to obtain and maintain certain utility services. Crown is seeking actual and consequential damages for the Company’s alleged breach of failing to obtain certain utility services, including, but not limited to, diminution of value of the property, cost associated with providing water and wastewater service to the Property, reimbursement of tenant improvements paid by Crown for the Company’s occupancy, contractual indemnity for and all other damages caused by the Company’s alleged breach, plus rent due under the Lease and costs of reletting the property if the Company is forced to vacate prior to the Lease term, as well as costs and attorney’s fees. Discovery is ongoing and trial is currently scheduled to commence in April 2027. The Company believes that it

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

is not possible at this time to reasonably assess the outcome of this matter or to estimate the loss or range of losses, if any.

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

NOTE 11 - MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Series B Convertible Perpetual Preferred Stock

On June 16, 2025, the Company entered into binding subscription agreements (the "Series B Subscription Agreements") with certain investors, including investment entities affiliated with Longview, Sylebra, Daniel Gibson, and Samlyn, pursuant to which the Company agreed to sell, in a private placement, an aggregate of 300,000 shares of Series B Convertible Perpetual Preferred Stock (the "Series B Convertible Perpetual Preferred Stock") at an initial issue price of $1,000 per share. The transactions closed on June 20, 2025, generating gross proceeds of $300.0 million before placement agent fees and other offering expenses.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Holders of the Series B Convertible Perpetual Preferred Stock are entitled to receive cumulative dividends at a rate equal to 7% per annum, payable in kind or in cash at the Company’s option, which dividends, if paid in kind, will be capitalized to the Series B Accrued Value (as defined below). During the three months ended September 30, 2026 and 2025, there were $5.7 million and $5.3 million, respectively, of in-kind dividends accrued on the Series B Convertible Perpetual Preferred Stock, and $16.5 million and $5.9 million during the nine months ended September 30, 2026 and 2025, respectively, which increased the outstanding Series B Convertible Perpetual Preferred Stock value.

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

Except in the case of a change in control, the Series B Convertible Perpetual Preferred Stock may not be redeemed or repurchased upon the election of the holders of the Series B Convertible Perpetual Preferred Stock. Upon certain change in control events involving the Company, (i) the holders of the Series B Convertible Perpetual Preferred Stock will have the right to require the Company to redeem any or all of their Series B Convertible Perpetual Preferred Stock and (ii) the Company will have the option to redeem all (but not less than all) of the then-outstanding Series B Convertible Perpetual Preferred Stock, in each case, for a cash amount equal to the Series B Accrued Value, on a per share basis. In connection with the Company delivering a Series B Conversion Notice or in connection with a change in control, the Company will, in certain circumstances, be required to increase the conversion rate for shares of Series B Convertible Perpetual Preferred Stock converting in connection therewith (a “Make-Whole Change”). Such Make-Whole Change will be calculated using a make-whole table calculated over a 10-year period. In no event will the conversion rate be increased to an amount that exceeds 87.5611 shares of Common Stock per $1,000 liquidation preference of Series B Convertible Perpetual Preferred Stock.

Series A Preferred Stock

On September 13, 2024, the Company issued 50,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, at $1,000 per share as part of a broader private placement that also included 8,528,786 shares of Common Stock, sold at a price of $4.69 per share, and Series C Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $11.50 per share. Holders of the Series A Preferred Stock are entitled to receive dividend payments at a return equal to 8% per annum, payable in cash or in kind at the election of the Company. During the three and nine months ended September 30, 2026, the Company issued 4,323 shares of its Series A Preferred Stock for in-kind payment of dividends on the instruments. During the three and nine months ended September 30, 2025, the Company issued 4,003 shares of its Series A Preferred Stock for in-kind payment of dividends on the instruments. As of September 30, 2026 and December 31, 2025, there were 100,000 shares of Series A Preferred Stock authorized, of which 58,326 shares and 54,003 shares, respectively, were issued and outstanding. Refer to Note 13 - Warrants for further information on the Series C Warrants.

Holders of the Series A Preferred Stock do not have voting rights. The Series A Preferred Stock is not convertible, nor are there any sinking-fund requirements. The Series A Preferred Stock is redeemable at the Company’s option or mandatorily on September 13, 2027. The Company accounts for the Series A Preferred Stock as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A Preferred Stock is measured at the present value of the settlement amount, accruing interest cost using the rate implicit at inception. As of September 30, 2026 and December 31, 2025, the Series A Preferred Stock liability was $42.2 million and $29.6 million, respectively. The Company recognized $4.7 million and $2.9 million of interest expense (which includes amortization of original issuance discount) on the Series A Preferred Stock during the three months ended September 30, 2026 and 2025, respectively, and $12.6 million and $7.8 million during the nine months ended September 30, 2026 and 2025, respectively.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The holders of the Series A Preferred Stock have a contingent put right (the “Put Option”), which was bifurcated and recognized separately at fair value through earnings pursuant to ASC 815-15, Embedded Derivatives. The Put Option is contingent upon the Company incurring any indebtedness after the initial issue date that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC. The Company recognized expense of $1.3 million and no change related to the change in the Put Option fair value during the three months ended September 30, 2026 and 2025, respectively, and expense of $2.3 million and income of $3.4 million during the nine months ended September 30, 2026 and 2025, respectively, which is recorded in other (income)/expense in the Condensed Consolidated Statements of Comprehensive Income/(Loss).

The shares of Series A Preferred Stock will be redeemed in cash at a price equal to $1,050 per share (105% of the initial issue price) regardless of whether they are called by the Company, put back to the Company by the holders, or redeemed on September 13, 2027. The Series A Preferred Stock is liability classified and presented within current liabilities as of September 30, 2026 and within noncurrent liabilities as of December 31, 2025, as Series A Preferred Stock liability on the Condensed Consolidated Balance Sheets. The Put Option liability is recorded within accrued expenses and other current liabilities as of September 30, 2026 and within other noncurrent liabilities as of December 31, 2025 on the Condensed Consolidated Balance Sheets.

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 25.0 million shares of preferred stock with a par value of $0.001, of which 0.4 million shares in each period were issued and outstanding, respectively.

Common Stock

Holders of the Company's Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The holders do not have cumulative voting rights in the election of directors. The Company is authorized to issue 450.0 million shares of Common Stock with a par value of $0.001. As of September 30, 2026 and December 31, 2025, 201.0 million and 180.3 million shares were issued and outstanding, respectively.

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

As of September 30, 2026, approximately 32.6 million shares of Common Stock were authorized for issuance under the Plan, of which approximately 23.1 million shares remain available for issuance under the Plan (assuming maximum performance with respect to the applicable performance goals related to the Plan awards issued). The Company may use authorized and unissued shares to meet share requirements from the exercise of stock options and the vesting of RSUs and PSUs.

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

A summary of RSU activity for the nine months ended September 30, 2026 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Non-vested at December 31, 2025	2,929	$8.08
Granted	833	8.80
Vested	(1,075)	7.63
Forfeited	(209)	8.05
Non-vested at September 30, 2026	2,478	$8.52	2.4

As of September 30, 2026, there were $13.6 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 2.4 years.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	1,487	$15.95
Granted (1)	253	8.58
Exercised (2)	(40)	5.72
Forfeited	(88)	7.68
Balance, September 30, 2026	1,612	$15.50	5.0	$—
Exercisable (3)	896	$21.60	2.2	$—

__________

(1) The weighted average grant-date fair value of options granted during the nine months ended September 30, 2026 was $6.87 per share.

(2) The intrinsic value of options exercised during the nine months ended September 30, 2026 was $0.2 million.

(3) The grant-date fair value of options vested during the nine months ended September 30, 2026 was $1.3 million.

As of September 30, 2026, there were $2.2 million in compensation costs related to non-vested awards to be recognized over a weighted average remaining period of 1.9 years.

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

A summary of the PSU activity for the nine months ended September 30, 2026 is as follows:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (in years)
Balance, December 31, 2025	529	$7.45
Granted	169	10.12
Forfeited	(82)	7.71
Balance, September 30, 2026	616	$8.15	2.3

As of September 30, 2026, there were $1.5 million in compensation costs (based on current projected performance achievement levels) related to non-vested awards to be recognized over a weighted average remaining period of 2.3 years.

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

Equity-based compensation expense was comprised of the following for the three and nine months ended September 30, 2026 and 2025, and is recorded in cost of operations and selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income/(Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RSUs	$1,939	$2,300	$6,052	$8,604
RSAs	—	—	—	2,268
Stock options	370	379	935	1,006
PSUs	(206)	224	(378)	790
Total equity-based compensation expense	$2,103	$2,903	$6,609	$12,668

NOTE 13 - WARRANTS

The Company had the following series of warrants outstanding (in thousands, except per-share values) as of September 30, 2026 and December 31, 2025, all of which are exercisable:

Warrant Series	September 30, 2026	December 31, 2025	Exercise Price	Expiration Date
Public Warrants	5,694	5,715	$11.50	March 17, 2027
Private Warrants	199	199	$11.50	March 17, 2027
Series A Warrants	17,757	17,757	$11.50	March 17, 2027
Series B Warrants	3,064	3,064	$11.50	December 1, 2030
Series C Warrants	5,000	5,000	$11.50	December 1, 2030
Total warrants, issued and outstanding	31,714	31,735

Public Warrants and Private Warrants

The Company has outstanding public and private warrants that entitle each holder to exercise its warrants for a whole number of shares of the Company's Common Stock at a price of $11.50 per share (collectively, the "PCT Warrants"). On February 25, 2026, the Company entered into a supplemental agreement to the original warrant agreements, which, in part, extended the expiration dates of the public and private warrants to June 17, 2026, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants are non-redeemable so long as they are held by the initial holder or any of its permitted transferees. If the private warrants are held by someone other than the initial holder or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The public warrants are accounted for as equity-classified warrants as they were determined to be indexed to the Company’s Common Stock and meet the requirements for equity classification. The private warrants are accounted for as liability-classified as there is a provision within the warrant agreement that allows for private warrants to be exercised via a cashless exercise while held by the holder and affiliates of the original holder, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company classifies the private warrants as a liability pursuant to ASC 815, Derivatives and Hedging Activities, until the private warrants are transferred from the initial purchasers or any of their permitted transferees. As of September 30, 2026, approximately 187,000 of the private warrants have been transferred from the initial purchasers.

During the nine months ended September 30, 2026, 21,104 public warrants were exercised for total proceeds of $0.2 million.

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

Refer to Note 14 - Fair Value of Financial Instruments for further information.

Warrant (benefit)/expense recognized during the three and nine months ended September 30, 2026 and 2025 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Private Warrants	$(33)	$(69)	$—	$6
Series A Warrants	(37,468)	(17,124)	(355)	(774)
Series B Warrants	(6,802)	(2,452)	(10,203)	490
Series C Warrants	(14,250)	(4,100)	(18,500)	3,450
RTI Warrants (1)	—	—	—	(1,291)
Change in fair value of warrants	$(58,553)	$(23,745)	$(29,058)	$1,881

__________

(1) On January 16, 2025, RTI exercised their outstanding warrants. The Company received $5.4 million in cash and issued 1.5 million shares of Common Stock to RTI Global.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	September 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$99,321	$—	$—	$99,321	$140,694	$—	$—	$140,694
Restricted cash equivalents:
Restricted cash equivalents - current	3,147	—	—	3,147	1,984	—	—	1,984
Restricted cash equivalents - noncurrent	9,481	—	—	9,481	9,356	—	—	9,356
Investments:
Corporate debt securities, available for sale	$—	$61,370	$—	$61,370	$—	$13,631	$—	$13,631
U.S. Treasury securities, available for sale	9,999	—	—	9,999	—	—	—	—
Total available- for-sale investments	$9,999	$61,370	$—	$71,369	$—	$13,631	$—	$13,631

Liabilities
Put Option Liability	$—	$—	$2,256	$2,256	$—	$—	$—	$—
Warrant liability:
Private Warrants - liability classified	—	—	9	9	—	—	9	9
Series A Warrants	—	13,318	—	13,318	—	13,673	—	13,673
Series B Warrants	—	—	5,546	5,546	—	—	15,749	15,749
Series C Warrants	—	—	10,900	10,900	—	—	29,400	29,400
Total warrant liability	$—	$13,318	$16,455	$29,773	$—	$13,673	$45,158	$58,831

As of September 30, 2026 and December 31, 2025, the estimated fair value of the Company's financial instruments not remeasured at fair value on a recurring basis within the fair value hierarchy are as follows:

	September 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Senior Notes	$—	$—	$211,313	$211,313	$—	$—	$—	$—
Green Convertible Notes	—	—	32,770	32,770	—	—	244,560	244,560
Revenue Bonds
Related party bonds	—	—	101,519	101,519	—	—	117,928	117,928
Third-party bonds	—	—	30,777	30,777	—	—	31,118	31,118
Total Revenue Bonds	$—	$—	$132,296	$132,296	$—	$—	$149,046	$149,046

For the instruments classified as Level 3, significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The fair value of the liabilities above is derived from the trading price of the Company's publicly traded bonds on the last trading day of the fiscal quarter. The Company's publicly traded bonds are thinly traded and, as such, the Company has deemed the input as an unobservable input. Since each of the instruments classified as Level 3 is being valued using similar inputs, a significant change that would impact expected volatility or the market price of the Company's Common Stock could result in a material change to the total combined value of these instruments. An increase in one or both of these inputs would result in a higher assessed value for each instrument.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Measurement of the Private Warrants

The private warrants are measured at fair value on a recurring basis using a Black-Scholes model. The private warrants are classified as Level 3 and were valued using the following assumptions:

	September 30, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	164.4%	101.5%
Risk-free rate of return	4.3%	3.7%
Expected option term (in years)	0.5	0.2

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

A summary of the private warrants activity from December 31, 2025 to September 30, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$9
Change in fair value	—
Balance, September 30, 2026	$9

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

Measurement of the Series B Warrants

The Series B Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series B Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	95.5%	101.5%
Risk-free rate of return	5.0%	3.7%
Expected option term (in years)	4.2	4.9

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

A summary of the Series B Warrants activity from December 31, 2025 to September 30, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$15,749
Change in fair value	(10,203)
Balance, September 30, 2026	$5,546

Measurement of the Series C Warrants

The Series C Warrants meet the definition of derivative instruments and are measured at fair value on a recurring basis. The Company has determined the Series C Warrants to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2026	December 31, 2025
Expected annual dividend yield	—%	—%
Expected volatility	95.5%	101.5%
Risk-free rate of return	5.0%	3.7%
Expected option term (in years)	4.2	4.9

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

A summary of the Series C Warrants activity from December 31, 2025 to September 30, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$29,400
Change in fair value	(18,500)
Balance, September 30, 2026	$10,900

Measurement of the Put Option Liability

The Put Option liability meets the definition of a derivative instrument and is measured at fair value on a recurring basis. The Company has determined the Put Option liability to be a Level 3 fair value measurement and has performed initial recognition and ongoing remeasurement using a Monte Carlo simulation to calculate its fair value using the following assumptions:

	September 30, 2026	December 31, 2025(1)
Risk-free rate of return	4.5%	—%
Credit spread	19.9%	—%

__________

(1) During June 2025, the Company announced its plans to construct the Thailand Facility, which adjusted the timeline on construction of the Augusta Facility. Because the Put Option is contingent upon the Company incurring any indebtedness that is senior to the Series A Preferred Stock and/or secured by the assets of PureCycle Augusta, LLC, this adjusted timeline resulted in the likelihood of the Put Option being exercised as remote through the end of 2025. During 2026, the likelihood of the Company incurring indebtedness that would be secured by the assets of PureCycle Augusta, LLC became more than remote; accordingly, fair value of the Put Option was measured and recorded as of September 30, 2026.

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

A summary of the Put Option activity from December 31, 2025 to September 30, 2026 is as follows:

(in thousands)	Fair Value (Level 3)
Balance, December 31, 2025	$—
Change in fair value	2,256
Balance, September 30, 2026	$2,256

NOTE 15 - NET EARNINGS/(LOSS) PER SHARE

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

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The computation for the basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income/(loss)	$6,868	$(28,370)	$(168,792)	$(163,778)
Less: Dividends accumulated on Series B Convertible Perpetual Preferred Stock	5,683	5,344	16,522	5,927
Less: Net income attributable to participating securities	232	—	—	—
Basic net income/(loss) attributable to common stockholders	$953	$(33,714)	$(185,314)	$(169,705)
Less: Dilutive impact of -
Private Warrants	—	69	—	69
Series A Warrants	—	17,224	—	17,224
Series B Warrants	—	2,452	—	2,452
Series C Warrants	—	4,100	—	4,100
Diluted net income/(loss) attributable to common stockholders	$953	$(57,559)	$(185,314)	$(193,550)

Denominator:
Weighted average common shares outstanding, basic	200,924	180,069	188,622	179,024
Dilutive shares:
Private Warrants	—	34	—	11
Series A Warrants	—	3,059	—	1,020
Series B Warrants	—	528	—	176
Series C Warrants	—	861	—	287
Equity-based compensation awards	320	—	—	—
Weighted average common shares outstanding, dilutive	201,244	184,551	188,622	180,518

Net earnings/(loss) per share attributable to common stockholders, basic	$0.00	$(0.19)	$(0.98)	$(0.95)
Net earnings/(loss) per share attributable to common stockholders, diluted	$0.00	$(0.31)	$(0.98)	$(1.07)

PureCycle Technologies, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

Certain outstanding Common Stock equivalents were excluded from the computation of diluted net earnings/(loss) per share attributable to common stockholders for the periods presented, as including them would have been anti-dilutive. A summary of those outstanding Common Stock equivalents is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Anti-dilutive shares
Warrants	5,893	5,715	31,714	5,715
Stock options	1,330	1,505	1,612	1,505
RSUs	1,600	3,033	2,478	3,033
PSUs	616	937	616	937
Contingently - issuable shares to Legacy PCT unitholders (1)	2,000	2,000	2,000	2,000
Shares issuable upon conversion of Convertible Senior Notes	25,939	—	25,939	—
Shares issuable upon conversion of Green Convertible Notes	2,292	16,869	2,292	16,869
Shares issuable upon conversion of Series B Convertible Perpetual Preferred Stock	—	21,821	23,384	21,821
Total anti-dilutive shares	39,670	51,880	90,035	51,880

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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of PureCycle Technologies, Inc. (“PCT”). Forward-looking statements generally relate to future events or future financial or operating performance and may refer to projections and forecasts. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” "aim," “anticipate,” "drive," “intend,” “outlook,” “estimate,” “forecast,” "future," "goal," "guidance," “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions (or the negative versions of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking. When used in this report, the terms “we,” “us,” “our,” “PCT” and the “Company” mean PureCycle Technologies, Inc. and its consolidated subsidiaries, collectively.

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
•
The implementation, market acceptance, and success of our business model and growth strategy, which includes our ability to bring a total of one billion pounds of installed polypropylene recycling capability online in the future, and our ability to meet related construction, regulatory, and financing requirements;
•
The ability to negotiate multi-year offtake agreements at appropriate margins to fund ongoing operations;
•
The possibility that we may be adversely affected or potentially impacted by economic, business, and/or competitive factors, including interest rates, availability of capital, economic cycles, regulatory developments, and other macro-economic impacts (such as tariffs);
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
•
The ability to source feedstock with a high polypropylene content at a reasonable cost, and the temporary spike in prices due to global conflicts such as the current conflicts in the Middle East and between Russia and Ukraine;
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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Recent Developments

Our future growth plans are anticipated to increase our installed capacity, which includes the following Planned Facilities, which are subject to our ability to obtain sufficient financing:

•
Construction of a 130 million pound per year polypropylene recycling facility in Rayong, Thailand. We are working with IRPC Public Company Limited ("IRPC") at IRPC’s eco-industrial zone. IRPC is an integrated petrochemical operator in Southeast Asia. Its production structure comprises petroleum and petrochemical complexes, complete with utilities and infrastructure supporting the operations, including a deep-sea port, oil depots and power plants. We intend to leverage this existing site infrastructure to reduce capital and operating expenditure requirements for this project, and the construction permit has been issued. During May 2026, we announced that we had been admitted to the Thailand FastPass Investment Acceleration Program by the Office of the Board of Investment of Thailand, which provides facilitated access to the approval and permitting processes required to commence business operations. During July 2026, we accepted investment incentives granted by the Thailand Board of Investment for this project, including income tax relief and a waiver of import tariffs on equipment to be utilized at this location.
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

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Research and Development Expense

Research and development expense consists primarily of costs related to the development, refinement, or enhancement of the Technology, the design of the facilities and equipment that will use the Technology to purify recycled polypropylene, and the advancement of the processes needed to collect, sort, and prepare feedstock for Purification. These include mainly personnel costs, depreciation for long-lived assets, third-party consulting costs, and the cost of various recycled waste. Research and development expenses include evaluation of new front-end feedstock mechanical separators to improve feedstock purity and increase the range of feedstocks we can process economically. In addition, we are increasing our in-house feedstock analytical capabilities, which will include additional supporting equipment and personnel.

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

Results of Operations

Comparison of Three and Nine Months ended September 30, 2026 and 2025

The following table summarizes our operating results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$2,349	$2,430	$(81)	$10,988	$5,660	$5,328
Operating expenses
Cost of operations	30,762	27,224	3,538	96,976	81,246	15,730
Research and development	1,265	1,471	(206)	4,234	4,432	(198)
Selling, general and administrative	7,781	12,668	(4,887)	30,366	42,234	(11,868)
Total operating costs and expenses	39,808	41,363	(1,555)	131,576	127,912	3,664
Operating loss	(37,459)	(38,933)	1,474	(120,588)	(122,252)	1,664
Other expense/(income)
Interest expense	14,763	16,235	(1,472)	45,538	48,939	(3,401)
Interest income	(1,969)	(2,850)	881	(4,343)	(3,850)	(493)
Change in fair value of warrants	(58,553)	(23,745)	(34,808)	(29,058)	1,881	(30,939)
Loss on extinguishment of debt	—	—	—	34,541	—	34,541
Other expense/(income), net	1,432	(203)	1,635	1,526	(5,444)	6,970
Total other (income)/expense	(44,327)	(10,563)	(33,764)	48,204	41,526	6,678
Net income/(loss)	$6,868	$(28,370)	$35,238	$(168,792)	$(163,778)	$(5,014)

Revenues

The Company reported $2.3 million and $2.4 million in revenues during the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $5.7 million during the nine months ended September 30, 2026 and 2025, respectively. The increase for the nine-month period is attributed to the continued development of customer relationships and reflective of growth in market acceptance of our product offerings. Revenues for the three-month period were relatively consistent with the prior year period. As an early commercial-stage company without long-term sales contracts, our revenues may vary from period to period as customer application trials progress and market acceptance of our product offerings develops.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Cost of Operations

Cost of operations increased approximately $3.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Our PureFive® production decreased from 7.3 million pounds during the third quarter of 2025 to 5.2 million pounds during the third quarter of 2026. The lower production volumes reflect operational issues during the third quarter, which were resolved, that limited the production during the quarter. Cost of operations for the three months ended September 30, 2026 included $3.1 million higher production and labor-related costs primarily driven by the addition of onsite compounding activities.

Cost of operations increased approximately $15.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Our PureFive® production increased from 15.0 million pounds during the nine months ended September 30, 2025 to 18.1 million pounds during the nine months ended September 30, 2026. Cost of operations for the nine months ended September 30, 2026 included $13.0 million of higher production-related costs and $4.2 million of higher labor costs due to the continued ramp-up in production that has occurred during the current year as compared to the prior year as well as the addition of onsite compounding activities during the current year, and $1.2 million higher waste disposal costs associated with higher feedstock processing volumes, partially offset by a $3.3 million lower loss on the disposal of fixed assets.

Research and Development Expenses

Research and development expenses remained relatively consistent for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $4.9 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This decrease was primarily driven by approximately $3.0 million of lower legal costs, reflecting both higher costs during 2025 to prepare for the DB arbitration (as defined below) and a decrease during 2026 in amounts incurred due to the settlement of this matter, combined with approximately $2.0 million in lower labor related costs mostly due to increased capitalized labor for the Thailand Facility and Belgium Facility projects.

Selling, general and administrative expenses decreased approximately $11.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This decrease was primarily driven by $5.9 million lower equity-based compensation, mainly due to a special equity-based compensation grant valued at $2.3 million to the Chief Executive Officer that immediately vested upon grant during the second quarter of 2025, combined with lower equity-based compensation expense for performance awards based on expected achievement levels, and approximately $5.7 million of lower legal costs for the reasons discussed above.

Interest Expense

Interest expense decreased $1.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily attributed to lower interest on our Green Convertible Notes following the June 2026 repurchase of $216.0 million aggregate principal amount of the balance then outstanding, lower interest expense on equipment financing due to the paydown of outstanding balances in October 2025, and lower interest on our Revenue Bonds following the December 2025 maturity of a portion of the Revenue Bonds, partially offset by an increase in interest expense driven by the Convertible Senior Notes issued during June 2026 and an increase in interest on the Company’s Series A Preferred Stock issued during the third quarter of 2024, reflecting higher discount amortization as the carrying value accretes toward its redemption value over time.

Interest expense decreased $3.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease was primarily attributed to the reasons cited above.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Interest Income

Interest income for the three months ended September 30, 2026 decreased by $0.9 million as compared to the three months ended September 30, 2025, primarily due to lower average cash and investment balances and lower yields in the current year period. Interest income for the nine months ended September 30, 2026 increased by $0.5 million as compared to the nine months ended September 30, 2025, primarily driven by higher average cash and investment balances during 2026, as the proceeds from the issuance of the Series B Convertible Perpetual Preferred Stock were not received until June 2025, partially offset by lower yields during the current year.

Change in Fair Value of Warrants

During the three months ended September 30, 2026, the fair value of our liability-classified warrants decreased approximately $58.6 million, as compared to a decrease in fair value of $23.7 million during the three months ended September 30, 2025. The decrease during the three months ended September 30, 2026 was primarily attributable to decreases in the Company's Common Stock price and also the fair value of our public warrants during the period, combined with a shorter remaining term to expiration during the quarter. The decrease during the three months ended September 30, 2025 was primarily attributable to a decrease in the Company's Common Stock price during the quarter, combined with a decrease in the remaining term and implied volatility assumption as well as a decrease in the number of warrants during 2025 due to exercises during 2025.

During the nine months ended September 30, 2026, the fair value of our liability-classified warrants decreased approximately $29.1 million, as compared to an increase in fair value of $1.9 million during the nine months ended September 30, 2025. The decrease during the nine months ended September 30, 2026 was primarily attributable to the reasons described above. The increase during the nine months ended September 30, 2025 was mainly driven by an increase in the underlying value of our Common Stock, partially offset by fewer warrants outstanding as a result of warrant exercises during 2025 combined with a decrease in the remaining term to expiration.

Loss on Extinguishment of Debt

On June 15, 2026, the Company repurchased $216.0 million aggregate principal amount of the Green Convertible Notes in privately negotiated transactions for aggregate cash consideration of approximately $246.3 million, including accrued and unpaid interest. As a result of the repurchases, we recognized a loss on extinguishment of debt of $34.5 million during the nine months ended September 30, 2026. The loss represents the excess of the aggregate cash consideration paid over the net carrying amount of the repurchased Green Convertible Notes, including the write-off of the proportionate unamortized original issue discount and debt issuance costs attributable to the repurchased principal.

Other (Expense)/Income, Net

During the three months ended September 30, 2026, the $1.4 million of other expense was primarily comprised of a $1.3 million increase in the fair value of the Series A Preferred Stock contingent put right (the “Put Option”), which was driven by an increased probability of the Put Option being exercised, and a higher discount rate due to the closer term to maturity during the period. During the three months ended September 30, 2025, the $0.2 million of other income was primarily comprised of sublease income.

During the nine months ended September 30, 2026, the $1.5 million of other expense was primarily comprised of a $2.3 million increase in the fair value of the Put Option for the reasons cited above, and $0.4 million of net foreign currency transaction losses, partially offset by a $0.8 million reduction of interest costs attributed to the DB legal settlement. During the nine months ended September 30, 2025, the $5.4 million of other income was primarily comprised of a $3.4 million decrease in the fair value of the Put Option, resulting in a gain recorded in other income, and a net gain from insurance proceeds of approximately $1.3 million related to settlement of the shareholder derivative lawsuit.

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

The following is a summary of the components of our current liquidity. As of September 30, 2026, restricted cash consisted primarily of certain amounts required to support outstanding letters of credit and other collateral, construction commitments for the Augusta Facility, and bond reserves for the Ironton Facility.

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$109,041	$156,694
Restricted cash	12,628	11,340
Available-for-sale investments	71,369	13,631
Total cash and marketable securities	$193,038	$181,665
Sylebra Line of Credit, $200.0 million borrowing capacity remaining, interest at SOFR plus 17.5% at September 30, 2026 and December 31, 2025; maturing September 2028	$—	$—

As of September 30, 2026, we had approximately $193.0 million of cash and cash equivalents, restricted cash, and marketable securities, which are readily convertible to cash. Cash and cash equivalents are comprised of investments in money markets, U.S. Treasuries and commercial paper with original maturities of three months or less. Available-for-sale investments are comprised of corporate entity debt securities and U.S. Treasury securities due within one year. We also have a $200.0 million revolving credit facility (“Revolving Credit Facility”) with Sylebra Capital Management ("Sylebra") that is undrawn and matures on September 30, 2028.

On August 28, 2026, we entered into the Twelfth Amendment to the Revolving Credit Agreement, which extended the maturity date of the Revolving Credit Facility from September 30, 2027 to September 30, 2028. We incurred $1.0 million in fees for this amendment.

Holders of our Green Convertible Notes may require us to repurchase for cash all or any portion of their notes on August 15, 2027 at 100% of the principal amount at maturity, plus accrued and unpaid interest. We expect to fund any such repurchase from cash on hand and other available sources of liquidity. As of September 30, 2026, $34.0 million aggregate principal amount at maturity of the Green Convertible Notes was outstanding and is classified as a current liability.

Our Series A Preferred Stock is mandatorily redeemable for cash on September 13, 2027 at $1,050 per share, or approximately $61.2 million based on the shares outstanding as of September 30, 2026, and is classified as a current liability. We expect to fund the redemption from cash on hand and other available sources of liquidity.

During the nine months ended September 30, 2026, we paid approximately $42.0 million of total project spend, which was comprised of upgrades to our Ironton Facility, including $15.0 million of cash paid to settle the DB arbitration as described below, and continued progress on the Thailand Facility and Belgium Facility projects.

In June 2026, we issued the Convertible Senior Notes (as described in detail in Note 8 - Long-Term Debt and Bonds Payable to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and also issued 19.9 million shares of our Common Stock at $8.21 per share (as described in detail in Note 11 - Mezzanine Equity and Stockholders' Equity to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The total aggregate principal amount of the Convertible Senior Notes issued

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

was $287.5 million and the total gross proceeds on the 2026 Common Stock Offering were $163.0 million.

On April 28, 2026, PureCycle (Thailand) Company Limited became a Guarantor under the Revolving Credit Agreement and the Company pledged its shares of PureCycle (Thailand) Company Limited as collateral security for its obligations thereunder.

As an early commercial-stage company with minimal revenues and negative operating cash flow, we have been dependent on raising capital to fund operations.

On February 25, 2026, we entered into a supplemental agreement (the “PCT Warrants Supplemental Warrant Agreement”) to the original outstanding public and private warrant agreements (as described in Note 13 - Warrants to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which had an original expiration date of March 17, 2026, unless a date was fixed for the redemption of the PCT Warrants, if earlier. Pursuant to the terms of the original public and private warrants agreements, and upon the approval of the Board, the Company entered into the PCT Warrants Supplemental Warrant Agreement in order to extend the expiration date of the PCT Warrants to 5:00 p.m. (New York City time) on the earlier of (a) June 17, 2026, or (b) the date fixed for the redemption of the PCT Warrants. Such amendments were effective as of March 17, 2026.

On April 16, 2026, we entered into the Second Supplemental Warrant Agreement, pursuant to which (i) the redemption trigger price for the PCT Warrants was reduced from $18.00 to $14.38 per share, and (ii) the expiration date of the PCT Warrants was extended to 5:00 p.m. (New York City time) on the earlier of (a) March 17, 2027, or (b) the date fixed for redemption of the PCT Warrants. These amendments are effective as of June 17, 2026.

In connection with the February 2026 amendment of the PCT Warrants described above, the Board also approved certain amendments to the terms of our outstanding Series A Warrants (as described in Note 13 - Warrants to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which had an original expiration date of March 17, 2026, subject to the consent of a requisite number of holders under the terms of the Series A Warrants and conditioned upon entry into a supplemental agreement with the Series A Warrants Agent. On February 20, 2026, we received the written consent of the holders of a requisite number of Series A Warrants to extend the expiration date of the Series A Warrants to 5:00 p.m. (New York City time) on the earlier of (a) March 17, 2027, or (b) the date fixed for the redemption of the Series A Warrants. Additionally, pursuant to the terms of the Series A Warrants, the Company and the consenting Series A Warrant holders agreed to amend the terms of the Series A Warrants held by such consenting Series A Warrant holders, which constitutes all of the Series A Warrants, to reduce the trading price required for us to redeem such Series A Warrants, subject to the other terms and conditions contained in the Series A Warrants, from $18.00 to $14.38 per share of our Common Stock for any 20 trading days in a 30 trading day period. On February 25, 2026, the Company and the Warrant Agent entered into a supplemental agreement to memorialize the foregoing amendments, which was effective as of March 17, 2026.

During March of 2026, we signed a €40 million grant agreement from CINEA to fund our "ASTRA PP" project in the NextGen District at the Port of Antwerp-Bruges. As part of Project ASTRA PP, we will install a polypropylene dissolution recycling facility in the Port of Antwerp-Bruges, designed for an annual production capacity of approximately 130 million pounds of PureFive® resin. Receipt of these funds is contingent upon the Company achieving various milestones and deliverables through 2034.

Future expansion is dependent, in part, on successful completion of additional capital raise and/or project financing.

In connection with the previously disclosed Denham-Blythe ("DB") arbitration matter, on March 18, 2026, the American Arbitration Association panel issued its final order requiring the Company to pay DB $20.3 million, which the Company paid during April 2026. In connection therewith, DB dismissed with prejudice its lawsuit filed in Lawrence County, Ohio, and the matter has been resolved.

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

Cash Flows

A summary of our cash flows for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change
Net cash used in operating activities	$(124,964)	$(114,052)	$(10,912)
Net cash used in investing activities	(99,610)	(27,504)	(72,106)
Net cash provided by financing activities	178,209	347,298	(169,089)
Cash and cash equivalents and restricted cash, beginning of period	168,034	41,511	126,523
Cash and cash equivalents and restricted cash, end of period	$121,669	$247,253	$(125,584)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 increased by $10.9 million as compared to the nine months ended September 30, 2025. This increase is mainly attributed to higher production-related costs due to the continued ramp-up in production that has occurred during the current year as compared to the prior year, payments for legal and other costs associated with the DB arbitration matter as described above, and costs of the annual planned maintenance shutdown of our Ironton Facility during the second quarter of 2026 (the “Ironton Turnaround”).

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, we reported cash used in investing activities of approximately $99.6 million, which was comprised of purchases of debt securities of $125.7 million and cash paid for capital expenditures of $42.0 million, partially offset by sales of debt securities of $68.1 million. The cash outflow for capital expenditures includes approximately $15.0 million of cash paid to settle the DB arbitration as described above, which was capitalized to property, plant and equipment. The cash outflows for capital expenditures also includes $2.1 million associated with the Ironton Turnaround, as described above.

During the nine months ended September 30, 2025, we reported cash used in investing activities of approximately $27.5 million, which was entirely comprised of cash paid for capital expenditures during that period.

PureCycle Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Cash Flows from Financing Activities

We reported net cash provided by financing activities of approximately $178.2 million during the nine months ended September 30, 2026 as compared to net cash provided by financing activities of approximately $347.3 million during the nine months ended September 30, 2025.

Cash provided by financing activities for the nine months ended September 30, 2026 is primarily comprised of $287.5 million of proceeds from the issuance of the Convertible Senior Notes, $163.0 million proceeds from the 2026 Common Stock Offering, and $0.2 million of proceeds from the exercise of public warrants, partially offset by $241.1 million for the repurchase of the Green Convertible Notes, $19.6 million in issuance costs mainly associated with the Convertible Senior Notes and 2026 Common Stock Offering, $3.7 million in payments on related party revenue bonds, $4.0 million of payments on equipment financing, $2.8 million to repurchase shares of Common Stock, and $1.3 million of other financing activities.

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

Indebtedness

Other than the issuance of the Convertible Senior Notes, the repurchase of a significant portion of the outstanding Green Convertible Notes during June 2026, and extension of the maturity date of the Revolving Credit Facility as described in Note 8 - Long-Term Debt and Bonds Payable, there have been no material changes regarding our indebtedness from the information we provided in our most recent Annual Report on Form 10-K. Refer to Note 8 - Long-Term Debt and Bonds Payable to our unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements."

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

PureCycle Technologies, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2026 does not differ materially from that included in our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

As of September 30, 2026, PCT had total consolidated indebtedness of $469.1 million, including bonds payable to related parties and does not yet have any sources of material recurring revenue. PCT’s existing and future debt service obligations, together with restrictions in its financing arrangements and the uncertainty of access to additional capital, could have important consequences for the foreseeable future. A significant portion of cash flow from operating activities, if and when generated, will be required to service debt, which will reduce funds available for operations, capital expenditures, strategic initiatives, and other corporate purposes. PCT’s leverage may exceed that of some competitors, potentially placing it at a competitive disadvantage and increasing its vulnerability to market conditions, operational challenges, and changes in law or regulations. In addition, PCT’s ability to obtain additional financing for capital expenditures, and other needs may be impaired by its existing debt and related covenants, as well as by general market conditions.

PCT’s debt agreements, including the loan agreement, dated as of October 1, 2020, between Southern Ohio Port Authority and PureCycle: Ohio LLC, and certain other agreements to which PCT is a party, contain operating and financial covenants and other restrictions that, among other things, limit PCT and its subsidiaries’ ability to incur additional debt, certain liens or other encumbrances, sell assets, transfer ownership interests, pay dividends, and enter into transactions with affiliates. These limitations could restrict activities that may be in PCT’s long-term interests and reduce its financial and operational flexibility. PCT has in the past obtained waivers or amendments for non-compliance with financial covenants; however, a failure to comply with covenants or obtain a waiver in the future

PureCycle Technologies, Inc.

could result in an event of default under one or more agreements, permitting lenders to accelerate maturity, foreclose on collateral securing the debt, terminate commitments, or exercise other remedies. Cross-default provisions could compound these effects, and PCT might not have sufficient funds or resources to satisfy its obligations or to refinance or restructure such indebtedness on favorable terms or at all.

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

The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements may result in materially adverse monetary damages or injunctive relief against PCT. Any claims or litigation, even if fully indemnified or insured, could damage PCT’s reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal and regulatory proceedings described in the notes to PCT’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2026, June 30, 2026, and September 30, 2026 are subject to future developments and management’s view of these matters may change in the future.

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

PCT’s Ironton Facility is the foundation of PCT’s commercial strategy. Failure to increase production rates that approach the plant’s full capacity and can meet expected current and future customer demand, as well as maintain sufficient uptime, product quality specifications and unit economics at the Ironton Facility could undermine investor confidence and PCT’s ability to attract future capital, customers and strategic partners as it continues development of the other Planned Facilities. Operational challenges at the Ironton Facility have included, but are not limited to: (i) filter fouling, including the accumulation of contaminants on filtration systems that can reduce throughput, increase maintenance requirements and cause unplanned downtime; (ii) co-product handling, including the potential monetization of non-polypropylene materials and process residues; (iii) odor and color specification compliance,

PureCycle Technologies, Inc.

which are among the most difficult quality parameters to achieve consistently at commercial scale; and (iv) maintenance downtime, including both planned and unplanned outages that reduce effective operating hours and output. Any one or more of these operational challenges or failures, individually or in combination, could prevent PCT from achieving or sustaining the production volumes, yields, uptime, quality or economics required to demonstrate commercial viability, satisfy offtake commitments and support the construction and financing of future Planned Facilities.

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

PCT is subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes that pose a risk to the security of its systems and networks and the confidentiality, availability and integrity of data. Disruptions or failures in the physical infrastructure or operating systems that support PCT’s businesses, offtake partners, feedstock suppliers and customers, or cyber-attacks or security breaches of PCT’s networks or systems or of third party suppliers and service providers, could result in the loss of customers and business opportunities, lawsuits, regulatory fines, penalties or intervention, reputational damage, loss of stakeholder confidence, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect PCT’s business, financial condition, results of operations and prospects. In addition, recently enhanced cybersecurity disclosure requirements increase the risk of regulatory scrutiny enforcement actions and securities litigation in the wake of a material cyber incident. Emerging artificial intelligence (“AI”) technologies may intensify these cybersecurity risks and introduce new governance and compliance obligations under evolving AI-related laws and guidance in the U.S. and abroad. In addition, PCT relies on third party software-as-a-service and cloud providers for critical business functions, and any disruptions, misconfiguration or breach in these services could materially impact the Company’s business. Increasing costs associated with cybersecurity protections may be costly and may also adversely affect the financial condition of PCT. While PCT attempts to mitigate these risks, PCT’s systems, data, networks, products, solutions and services remain potentially vulnerable to advanced and persistent cybersecurity threats.

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

In conjunction with future Purification facilities, PCT expects to build and operate Feed PreP facilities in locations geographically near the feed sources in an effort to optimize PCT’s supply chain economics. These Feed PreP facilities are expected to employ feedstock processing systems with advanced sorting capabilities that can handle various types of plastics in addition to polypropylene (designated as no. 5 plastic), such as plastic bales between #1 and #7. There is no guarantee that the Feed PreP facilities will be successful. If the feedstock processing systems don’t operate as expected, or in a commercially viable manner or are constrained from receiving permits necessary to operate the facilities by country, state, county, or city regulations; the Feed PreP facilities fail to achieve the expected efficiencies, including due to increased shipping costs; as well as fail to reduce average expenditures on feedstock and reduce overall operating costs, PCT’s business, financial condition, results of operations, and prospects could be materially adversely impacted.

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

PCT is subject to many hazards and operational risks at its manufacturing facilities that can result in potential injury to individuals, disrupt its business, and subject PCT to liability and increased costs, any of which could have a material adverse effect on PCT’s business, financial condition and results of operations.

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

PCT has agreed to one or more strategic partnership term sheets to enter into offtake agreements with a term of 20 years, whereby PCT guarantees the PureFive® resin products to meet specific criteria for color and opacity. There

PureCycle Technologies, Inc.

is no odor specification in the offtake agreements. Any modifications to the strategic partnership term sheets may require corresponding amendments to PCT’s executed offtake agreements for the Ironton Facility and the Planned Facilities. Pursuant to the strategic partnership term sheets and PCT’s executed offtake agreements, PCT must provide samples of the product to each customer so that the customer may determine if the product meets specifications, regulatory and legal requirements, the customer’s internal policies, and technical, safety, and other qualifications for PureFive® resin use in the customer’s products. The inability of PCT to provide product of sufficient quantity and quality for sale pursuant to the offtake agreements is likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects. The premium pricing depicted in recent offtake agreements may also adversely affect the acquisition of new customers. Furthermore, future market trends for recycled product, changes in brand owner strategies and changes in consumer preferences for circular or low carbon footprint products could reduce PCT’s customers' demand for PureFive® resin, which would be likely to materially adversely affect PCT’s business, financial condition, results of operations and prospects.

Certain of PCT’s offtake agreements are subject to index pricing, and fluctuation in index prices may adversely impact PCT’s financial results.

PCT expects the price of its PureFive® resin will command a premium over the price of virgin resin and generally not be subject to fluctuations in the price of virgin polypropylene, but there is no guarantee of this result. While most offtake agreements have been executed using the Feedstock+ pricing model, certain of PCT’s legacy strategic partnership agreements’ pricing formulas for PureFive® resin use a pricing formula based on fixed and index pricing using historical and forecast pricing for virgin resin produced from fossil fuels. If PCT is unable to modify the legacy terms to a Feedstock+ pricing, or should the modeled index price for virgin resin be materially lower than the cost to produce PureFive® resin from waste polypropylene feedstock, PCT would have to absorb the cost difference between virgin resin and PureFive® resin production for those customers, and PCT’s business, financial condition, liquidity, results of operations and prospects may be materially adversely impacted.

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

The various regulatory schemes applicable to PCT’s PureFive® resin will continue to apply following initial approval. Monitoring regulatory changes and ensuring the Company’s ongoing compliance with applicable requirements is time-consuming and may affect PCT’s business, financial condition, results of operations and prospects. If PCT fails to comply with such requirements on an ongoing basis, PCT may be subject to fines or other penalties, or may be prevented from selling PureFive® resin products, and PCT’s business, financial condition, results of operations and prospects may be harmed.

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

Conversion of the Convertible Senior Notes, the Green Convertible Notes, and the Series B Convertible Perpetual Preferred Stock may dilute the ownership interest of holders of the Company’s Common Stock or may otherwise depress the price of the Company’s Common Stock.

The conversion of some or all of the Convertible Senior Notes, the Green Convertible Notes, or the Series B Convertible Perpetual Preferred Stock may dilute the ownership interests of holders of the Company's Common Stock.

Upon conversion of the Convertible Senior Notes or the Green Convertible Notes, PCT has the option to pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. If PCT elects to settle the conversion obligation in shares of Common Stock or a combination of cash and shares of Common Stock, any sales in the public market of Common Stock issuable upon such conversion could adversely affect prevailing market prices of Common Stock. In addition, the existence of the Convertible Senior Notes and Green Convertible Notes may encourage short selling by market participants because the conversion of the instruments could be used to satisfy short positions, or anticipated conversion of these instruments into shares of Common Stock could depress the price of Common Stock. Holders of the Series B Convertible Perpetual Preferred Stock may elect to convert their shares into shares of Common Stock at any time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the Company’s purchases of its Common Stock for the third quarter of 2026:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	—	$—	—	$—
August 1 to August 31	17,001	6.84	—	—
September 1 to September 30	35,926	5.15	—	—
Total	52,927	$5.69	—	$—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units.

PureCycle Technologies, Inc.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended September 30, 2026.

PureCycle Technologies, Inc.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of November 16, 2020, by and among Roth CH Acquisition I Co., Roth CH Acquisition I Co. Parent Corp., Roth CH Merger Sub, LLC, Roth CH Merger Sub, Inc. and PureCycle Technologies LLC. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended) †

3.1

Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc., filed with the Secretary of State of Delaware on March 17, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Declassify the Board of Directors (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PureCycle Technologies, Inc. to Incorporate Certain Other Changes (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

3.4

Certificate of Designations of Series A Preferred Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2024)

3.5

Certificate of Designations of Series B Convertible Perpetual Preferred Stock of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 23, 2025)

3.6	Second Amended and Restated Bylaws of PureCycle Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023)
10.1	Tri-Party Agreement, dated as of July 9, 2026, by and among Southern Ohio Port Authority, U.S. Bank Trust Company, National Association, and UMB Bank, N.A.*†
10.2

Twelfth Amendment to Credit Agreement, dated as of August 28, 2026, among PureCycle Technologies, Inc. as the Borrower, PureCycle Technologies, LLC, PureCycle Technologies Holdings Corp., PureCycle Augusta, LLC and PureCycle (Thailand) Company Limited, as Guarantors, Sylebra Capital Partners Master Fund, LTD and Sylebra Capital Menlo Master Fund, the Lenders, and Kroll Trustee Services (HK) Limited, as Administrative Agent and as Security Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2026)

31.1	Rule 13a – 14(a) Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2026*
31.2	Rule 13a – 14(a) Certification by Donald Carpenter, Chief Financial Officer, for the quarter ended September 30, 2026*
32.1	Section 1350 Certification by Dustin Olson, Chief Executive Officer, for the quarter ended September 30, 2026^
32.2	Section 1350 Certification by Donald Carpenter, Chief Financial Officer, for the quarter ended September 30, 2026^
101.1

The following financial statements from PureCycle Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025.
(ii) Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2026 and 2025.

PureCycle Technologies, Inc.

Exhibit Number	Description of Exhibit
(iii) Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity for the Three and Nine Months Ended September 30, 2026 and 2025.
(iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025.
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

Date: November 4, 2026